Form 10-K
period 1995-12-31
YOU BET INTERNATIONAL INC
filed 1996-08-02
CIK 814055

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1995

                       Commission File Number 33-13789 LA

                          YOU BET INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)


           Delaware                              87-0422246
           --------                              ----------
  (State or Other Jurisdiction of            (I.R.S. Employer
   Incorporation or Organization)            Identification No.)


                       1950 Sawtelle Boulevard, Suite 180
                         Los Angeles, California 90025
                    (Address of principal executive office)

               Registrant's telephone number, including area code
                                 (310) 444-3300

          Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)                      (Name of each exchange
- ---------------------                      on which registered)
Common Stock, .001 par value               ----------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES______NO   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenue for the fiscal year ended December 31, 1995: $151,000

As of July 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,981,532.

As of July 26, 1996, the Registrant had 8,283,333 shares of its common stock ("Common Stock"), $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts I, II or III.

                                     PART I

ITEM 1:  BUSINESS


GENERAL

         You Bet International, Inc. (the "Registrant" and together with its consolidated subsidiaries, the "Company"), is an on-line communications company that is developing interactive software for consumer use to be provided over a private network. The Company's initial focus will be on its interactive horse racing product line (tentatively called You Bet!), which is expected to undergo field testing in the fourth quarter of 1996. The software package will enable users, via modem over regular telephone lines, the Internet or cellular carriers, to connect to the Company's network, allowing personal computer (PC) users to establish accounts, access sports and handicapping information, engage in recreational games and contests for points and prizes and, where consistent with the Company's "Business Guidelines" (as described in "Government Regulations; Legality"), transmit actual cash wagers to licensed gaming agencies. The Company's principal executive offices are located at 1950 Sawtelle Boulevard, Suite 180, Los Angeles, CA 90025, and its telephone number at that address is 310-444-3300.

         The Company's initial business objective is to develop and market an on-line computer software application which addresses the growing consumer demand for sophisticated, interactive computer-based programs. The Company believes that the proliferation of multimedia PCs, the advancement of technologies for data compression and the production of sophisticated interactive software have spurred a demand in the market for interactive entertainment products. The Company is currently developing and testing its initial on-line, pari-mutuel software program having horse racing as its subject matter. Management believes that a market opportunity exists to develop this type of product for individuals who are either dedicated track enthusiasts or dedicated PC users with a modest interest in horse racing. In the United States, off-track betting on horse racing, which includes intertrack wagering (normally featuring simulcasts from other tracks), wagering from off-track betting (OTB) facilities and telephone betting, has grown at a 16% rate from 1994 to reach $10 billion wagered in 1995. In 1995, off- track betting accounted for 68% of the total legal wagering ($14.3 billion) on horse racing. Total pari-mutuel wagering, which also includes dog racing and jai-alai, was over $17 billion in 1995. To pursue its business plan and address this perceived opportunity, beginning in mid-1995 the Company began to assemble a team of employees and consultants with extensive experience in the horse racing industry, information technology and on-line networks, with a view towards bringing the "race track" to the desktop computer environment.

         Management believes that the Company has the requisite technology and experience to develop and implement an on-line pari-mutuel software product. The Company's principal operating subsidiary, You Bet!, Inc., ("YBI") was originally incorporated in Delaware under the name PC Totes, Inc. and has over eight years of experience developing wagering systems. In 1987, YBI developed a PC based computer "totalisator" system that is used to operate the pari-mutuel wagering systems at horse and dog racing tracks. The system is called the "PC Tote" and includes facilities for infield scoreboards, closed circuit television, and numerous types of customer ticket issuing machines. The system is currently in use at several race tracks in the Far East. Through the implementation of this horse and dog racing pari-mutuel wagering system, YBI was one of the first companies worldwide to employ PC based technology in a real-time, transaction processing environment. The Company believes that this proprietary totalisator technology is important to the successful implementation of an on-line interactive program that permits the transmission of pari-mutuel wagering information as (i) the network itself requires a totalisator for compiling information prior to transmission and (ii) this knowledge should facilitate the interface of the information so transmitted with the systems operated by licensed gaming agencies. (FLS)(1)





__________________________________

     (1) Forward Looking Statements. The symbols "FLS" and "FLP" refer to a "forward looking statement" or "forward looking paragraph". The information contained therein is subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results
anticipated in such forward looking statements or paragraphs.   Included among
the important risks, uncertainties and other factors are those hereinafter discussed.

     The business of the Company is dependent upon successful deployment of the Company's initial product You Bet! Such deployment is subject to all of the inherent risks in software development, including programming errors, and conflicts with other software or computer equipment. Additionally, as the Company is concurrently establishing an on-line network to implement its product, the Company will be subject to other related risks, such as delays (or failures) in transmission of data, under-capacity and the inability to access the network, and general lack of support personnel. The Company's success will be largely dependent on the ability of the software application and network to perform as anticipated, as well as market acceptance of the product.

     Secondly, the Company will be largely dependent upon negotiating agreements with third parties, including various track and information providers. Those third parties will have different business objectives than those of the Company. Unless the Company and such third parties are able to compromise their respective objectives in a manner that is mutually acceptable, agreements and arrangements will not be consummated.

     Assuming the Company's product can be developed as anticipated, the Company will need additional capital to market the product. The Company's need for additional capital will be dependent upon a number of factors, including the rate at which the Company's products are utilized and the level of effort needed to develop and commercialize additional applications. The unavailability of additional funds when needed could have a material adverse affect on the Company. The availability of debt and or equity financing, as well as financing from joint venture sources, is affected by, among other things, world wide economic conditions, interest rates, and the general competition for funds. No assurance can be given that the Company will be successful in obtaining additional financing.

     Finally, the Company's software will be affected by the changing and dynamic nature involving the gaming industry, which is subject to extensive regulation by both state and federal governments, as well as the current environment in which Internet and on-line services are offered to computer users. The gaming industry is heavily regulated, and the policies of the agencies and legislatures which regulate the gaming industry are subject to changing political and economic concerns. No assurance can be given that the Company will not be subject to additional legislation which could materially impact the Company's planned operations. Moreover, the entire on-line, Internet-based, communications and entertainment industry is newly emerging and is rapidly developing, thus subjecting the Company to a variety of volatile changes, any one of which could have a material adverse affect on the Company's ability to effectively deploy its products and compete in the marketplace.

         The Company's business plan is to derive most of its revenues through subscription and transaction fees, rather than through the sale of software products. (FLS) The Company will explore distribution avenues which management believes will provide significant and rapid market penetration; the actual revenue derived from software distribution is less important to the Company than the size of the subscriber population and the potential revenue streams it represents.




RECENT DEVELOPMENTS

         On December 6, 1995, the Company (which concurrently changed its name to You Bet International, Inc.), completed the acquisition (the "Acquisition") of YBI. At the time of the Acquisition, YBI had been offering (and after the Acquisition, the Registrant, as successor, continued to offer) securities in private transactions to accredited and offshore investors. Gross proceeds to the Company from the combined offering were approximately $4.8 million including $605,000 of indebtedness which was canceled in consideration of the issuance of Company securities. The remaining proceeds have been, and will continue to be, used for product development and other general corporate purposes. (FLS)

BUSINESS PLAN IMPLEMENTATION

         The Company is attempting to combine the programming skills and technical knowledge of its computer industry personnel and network engineers with the skills and knowledge of its horse racing and pari-mutuel wagering staff, in order to develop its interactive horse racing software program. The You Bet! application is intended to integrate computer and software technology with a secure private network to address a perceived market interest in horse racing. Elements of this business strategy include:

         Use Industry Experts. The Company is using experts from three disciplines- software development, network implementation and horse racing-- to develop its on-line programming. For example, an internal product manager with an intensive horse racing background has major product development responsibilities to insure that the program, both in content and format, will be useful to horse racing enthusiasts. One of horse racing's leading jockeys, Chris McCarron, is working with the Company on the product.

         Enhance Proprietary Technology and Production Techniques. The Company is developing an integrated multimedia process using technologies such as on-line metering and billing, multi-platform translation and communication, and financial transaction processing and tracking for use in running the network. The Company believes that these technologies provide a competitive advantage by facilitating a real-time transactional environment that will permit the development of sophisticated interactive programming. (FLS) The Company hopes to enhance and improve its technologies through close collaboration among software programmers, network engineers and creative talent. (FLS) The Company also plans to actively pursue patent protection of certain aspects of its technology. (FLS) See "Intellectual Property" below.

         Develop a Broad Line of High-Quality Products. Subject to the successful implementation of its initial product, the Company intends to develop a broad product line, including, with respect to horse racing, an on-line multimedia magazine, audio and video imaging, and chat rooms designed to appeal to key segments of the horse racing market. (FLS) The Company also will seek to apply this technology to other sports and gaming activities, in a manner consistent with the Business Guidelines. (FLS) Although no assurance can be given that these product enhancements can be developed or, if developed, can be marketed in a manner which will enhance the Company's anticipated revenue stream, the Company is devoting significant resources to these activities and believes that their development has commercial potential.

         Pursue Strategic Relationships. The Company is currently discussing ventures or other strategic relationships in which it can pair its creative and technical capabilities with companies that already enjoy mass market consumer appeal. In addition, the Company plans to license its proprietary technology and production process to international partners to create products and services for foreign markets. (FLS) No assurance can be given that the Company will be successful in implementing this plan, and no long term license agreements have been entered into, although management has been exploring forming joint ventures or other arrangements in certain areas. To date, the Company has entered an arrangement with a leading supplier of horse racing data for redistribution of the data over the Company's network. In addition, the Company will test its initial product with three tracks managed by an East Coast horse racing association. (FLS)

         Focus on Platforms with the Greatest Market Potential. The Company's strategy is to focus on developing products for those platforms that have the greatest installed base among consumers and that offer the capabilities necessary to produce high quality interactive content. The Company has targeted PCs as its initial platform for product development. As additional platforms which are suitable for the Company's products, such as interactive television, gain commercial acceptance, the Company expects to develop products for these platforms. (FLS) Certain key elements of the Company's software have been developed to be portable to other hardware platforms, such as interactive television (to the extent such services are provided over cable networks) and hand held digital assistants.

THE WAGERING INDUSTRY

         Wagering in the United States. In 1995, over $550 billion was legally wagered in the United States, representing a 14% increase from 1993. Legal wagering in the United States, which includes pari-mutuels (horse racing, dog racing and jai-alai), casino gambling, sports betting, lottery and bingo, has grown at a rate of 12% a year since 1982. Over the last ten years, 44 states have passed legislation legalizing various types of wagering, including lotteries. Management believes that during this period no state passed legislation revoking any type of legalized wagering. The only states that do not currently have some form of legalized wagering are Hawaii and Utah.

         Pari-mutuel Wagering. Pari-mutuel wagering, which includes horse racing, greyhound racing, and, to a small degree, jai-alai, accounted for over $17 billion in wagers during 1995, representing an increase of over $900 million from 1994. Horse racing takes place virtually every day of the year in the United States and the rest of the world. In the U.S. alone, there were over 12,918 race days in 1995, and the annual attendance was over 40 million. Aggregate pari-mutuel wagering (as well as other wagering) is much larger outside of the United States than in the domestic market.

         In many states, players can place wagers on races, including out-of state races, at a track other than the one where the race is run (normally featuring simulcasting), at OTB locations, or via telephone. Currently, seven states allow telephone betting, and other states that offer pari-mutuel wagering may in the future allow telephone betting. (FLS) The Company has been advised that several states, including New York, Pennsylvania and Connecticut, permit tracks or other licensed entities in such states to accept wagers placed by telephone from outside such jurisdictions.

INITIAL PRODUCTS AND SERVICES

         On-line wagering, often called "interactive" wagering, is the placement of wagers from electronic devices such as personal computers, interactive television sets or hand held personal digital assistants.

         Initial Product: The Company anticipates marketing its first program under the name You Bet!, which will deliver horse racing entertainment and direct communications with participating licensed wagering facilities such as the New York Racing Association. (FLS) Horse racing was selected because of the Company's background in the sport, and because intrastate telephone betting on these contests is currently permitted in seven states, as well as numerous foreign countries. See "Business- Government Regulations"

         The Company believes that a test (beta) version of You Bet! will be available for testing by winter of 1996, with a market version available in early 1997. You Bet! will first be available to customers with IBM compatible personal computers. (FLP)

         You Bet! is being designed to be played for points, prizes and cash through participating licensed wagering facilities. All of the types of wagers offered at racetracks will be available through You Bet!, including simple wagers such as Win, Place, Show, Win-Place, and Win-Place-Show, as well as exotic wagers such as Perfecta, Quinella, Trifecta, Daily Double, Pick-3, Pick-6, and Pick-9. (FLP)

         For the novice or occasional handicapper, You Bet! will include features that make complex handicapping information easier to understand and manipulate. These features include on-line descriptions of the various pieces of information available and their meaning, as well as intuitive graphical and animated interfaces. For the advanced handicapper, You Bet! is expected to include handicapping tools, including commonly used handicapping methods and algorithms, as well as a flexible environment for handicappers to enter their own formulas and generate their own customized, daily handicapping form. (FLP)

         Subscribers should be able to track their wagering performance through You Bet!, viewing their results from a variety of standpoints including: by track, by type of wager, by amount of wager and by date range. It is anticipated that the software will be designed to analyze a player's wagering record, identify areas where the subscriber is successful. For example, You Bet! can tell a player that Win-Place bets are that player's greatest money earner, or that the player is having greater difficulty in selecting winning horses at certain tracks (i.e., at Santa Anita as compared to Aqueduct). (FLP)

MARKETING AND SALES

         The Company's business plan is to derive most of its revenues through subscription and transaction fees, rather than through the sale of software products. (FLS) Therefore, the Company will explore distribution avenues that promise significant penetration. The actual revenue derived from software distribution is less important to the Company than the size of the subscriber population and the revenue streams it represents.

         The Company anticipates that during its first two years of operation after completion of testing of You Bet!, it will work with a software publisher or distributor to package, market, and distribute You Bet! and other Company software access products. (FLS)

         The Company's sales and marketing efforts are designed to broaden product distribution, increase the number of first time purchasers, promote brand-name recognition, and properly position, package and merchandise the Company's products. The Company will utilize various marketing techniques designed to promote brand awareness and recognition, including selective "bundling" arrangements, shareware, press tours, direct mail, advertising and trade shows. Additionally, the Company intends to post messages in sports and wagering discussion forums available on the Internet or other on-line networks.
(FLP)

         You Bet! has two principal target markets: existing handicappers and individuals with access to a personal computer and modem. The Company's marketing to existing handicappers is expected to focus on You Bet! providing convenient, current and more detailed information than that available from traditional sources. The other target market is those individuals who otherwise have access to PC/Modems but have not previously exhibited a substantial interest in racing. The Company will attempt to interest PC users on the basis of the intellectual and financial challenge of either simulated betting or actual betting. Both of these groups consists of large populations of individuals with generally high levels of discretionary income, and the former group has evidenced serious interest in wagering and gaming. (FLP)

         Existing Handicappers: In 1995, racetracks in the United States recorded over 40 million admissions. Frequent patrons, who go to the track at least once a month, make up the target group of existing handicappers: people who are experienced with horse and dog racing, understand the concepts and rules behind pari-mutuel wagering, and have a demonstrated desire to play.

         The Company anticipates that marketing to existing handicappers will involve traditional methods, because there are a number of existing sources that handicappers use to acquire information about the races in which they are interested. The Company's marketing efforts to be directed to existing handicappers are expected to focus on the several aspects of the You Bet! service which are believed to be superior to existing formats, including You Bet!'s ability to (i) provide more handicapping statistics than can be typically accessed at a racetrack, accompanied by flexible handicapping analysis tools; and (ii) permit handicappers to play and manage their accounts from sites they select, regardless of inclement weather and other factors that keep people from going to the racetrack.

         PC Modem/ Commercial On-Line Users: PC modem users represent a significant potential market of people who play computer games and have shown a willingness to pay for on-line services. Currently there are over 22 million households with computers and modems. This figure is expected to increase dramatically over the next four years. (FLS) Among PC users are subscribers to existing pay-per-use on-line services such as CompuServe, America On-line, Prodigy, and Delphi. Over 10 million Americans pay for on-line usage with a growth rate of 30% per year. These users are adept at using computers and modems, and are accustomed to receiving entertainment and information through their computers

         Internet users are the largest users of interactive technology in the world, estimated to number in excess of 25,000,000 people. The Internet users' growth rate is expected to continue at 25-40% per year for the foreseeable future. (FLS) A significant portion of the user base pays a monthly service charge ranging from $5.95 to $19.95 for Internet access. Internet subscribers represent a large group of individuals, many of whom already use personal computers as an entertainment device and are accustomed to paying for on-line service access.

         Although this group can be reached through traditional print and broadcast means, the Company plans to employ a strategy that leverages the low cost and wide reach of on-line services and the Internet. The Company plans to have on-line marketing representatives engage people in on-line discussions, and put the shareware You Bet! access software on-line for people to download.
(FLS)

     Additionally, the Company intends to post messages in sports and wagering discussion forums on commercial services and Usenet on the Internet, purchase advertising space from on-line services and Internet providers; and provide access to shareware You Bet! access software in appropriate forum libraries on commercial services and via the Internet. The Company also intends to advertise in specialty magazines such as On-Line Access, .net, Internet World, and CompuServe magazine. (FLP)


INTELLECTUAL PROPERTY

     The Company regards certain of its software and production techniques as proprietary and will attempt to protect such software and techniques under patent, copyright, trademark or trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. While the Company considers it to be in its best interest to pursue patents and other protections of its intellectual property rights, it currently does not intend to file for such protection until You Bet! is launched. The Company does not believe, however, that its ability to obtain patent protection is critical to the Company's business of creating entertainment products. (FLS) No assurance can be given that the Company will be able to adequately protect its intellectual property.

MANUFACTURING AND SHIPPING

     The production of the Company's software will include CD-ROM pressing and diskette duplication, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, which will be performed by third-party vendors in accordance with the Company's specifications and orders. The Company believes that there are multiple sources for these services.

COMPETITION

Numerous Internet and other interactive gaming ventures have been announced over the past several months. The Company expects to compete with these entities, as well as other established gaming companies which may engage in computer-based gaming activities. Competition on the Internet with companies providing entertainment activities, as well as competition with interactive gaming, is and is expected to continue to be intense. (FLS) The Company's competitors range from small companies with limited resources to large companies with greater financial, technical and marketing resources than those of the Company. The Company considers its principal competitors in the interactive pari-mutuel gaming market to be ODS and IWN, among others.

X ODS is a division of the company that provides the Prevue program viewing channel on most cable systems. ODS is developing an in-home pari-mutuel wagering system that requires an ODS television set-top box and interactive technology. The system is currently being tested in Kentucky.

X IWN is a division of NTN Communication, a publicly traded company that provides interactive trivia entertainment in sports bars, hotels, and other hospitality environments. IWN has announced that it will release an in-home pari-mutuel wagering system based on PC's in 1996. Until recently, YBI was the technology development partner of IWN, providing all technical expertise and manpower. IWN and YBI signed a Separation and Settlement agreement, providing IWN with what management believes is an early and incomplete version of the PC client software. IWN has no rights or access to YBI's interactive host technology. In addition, YBI retained all personnel involved in the development of the interactive wagering products and devices and has since gone on to develop the second generation client software.

        Because the market for interactive software products is still emerging and the cost barriers to entry into this market are relatively low, the Company expects the number of competitors to increase. Companies with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, invest more in the development of production technology and communication networks, adopt more aggressive pricing policies and make higher offers or guarantees than the Company. In addition, the Company believes that potential new competitors, including large software companies, media companies, and gaming companies, are increasing their focus on the interactive software market and network connectivity. Competition for the Company's product is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition or reduced profit margins.

GOVERNMENT REGULATION; LEGALITY

        The gaming industry, which is subject to extensive statutory and regulatory control by both state and federal agencies, may be affected by changes in the political climate and economic and regulatory policies, which changes may impact the operations of the Company. To the extent that the Company facilities are used by subscribers to place intrastate or interstate wagers or the Company receives commissions in respect thereof, such statutes and regulations could have a direct and material effect on the business and indirectly could have a material effect on the public demand for the Company's products and services.

        Currently, all 50 states have statutes or regulations restricting gambling activities, and two states have absolute prohibitions on gambling. In most states it is illegal for anyone either to accept or make a wager with certain statutory exceptions. The Federal Interstate Wire Act contains provisions which may make it a crime for anyone in the business of gambling to use an interstate or international telephone line to transmit information assisting in the placing of bets, unless the betting is legal in the jurisdictions from which and into which the transmission is made. Other federal laws impacting gaming activities include the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. Various regulatory and legislative agencies are conducting studies of interstate and interactive wagering. No assurance can be given that new legislation will not be adopted which limits either (i) the intrastate or interstate activities the Company proposes or hopes to engage in with respect to actual wagering, or (ii) the type of activities (initially pari-mutuel horse racing) associated therewith. Any change in either the substance or the enforcement of the applicable rules and regulations in these areas could have a material effect on the Company's business and prospects.

         The Company has been advised by counsel that it can legally provide the facilities through which subscribers communicate intrastate wagers in the seven states that allow in-state telephone account wagering, subject to local licensing requirements. These states, Connecticut, Kentucky, Maryland, Nevada, New York, Ohio and Pennsylvania, accounted for approximately 34% of the estimated $17 billion of pari-mutuel wagering in the United States in 1995.
The Company also believes that it can operate (or license technology) in numerous countries that allow telephone and account wagering, including Canada, Mexico, the United Kingdom, Australia, and Hong Kong.

         In connection with its proposed activities, the Company might be considered to be engaged in the gaming business. The Company will not actually be placing or accepting any wagers. All wagers will be placed by subscribers, and all actual betting accounts will be maintained by subscribers with licensed entities such as the New York Racing Association with which the Company has appropriate contractual relationships. Although the Company hopes to obtain indemnification from each such entity, no assurance can be given that such indemnification will be available or, if obtained, that such provisions will be enforceable or adequate from a financial standpoint.

         The Company has adopted a policy (referred to herein as its "Business Guidelines") pursuant to which it will not engage in any proposed activity unless (i) the Company has received an opinion of legal counsel (experienced in gaming or other relevant matters) that it is such counsel's opinion that, although not necessarily free from doubt, the proposed activity of the Company is permitted under applicable law, or (ii) the Company's Board of Directors including a majority of the independent directors, after reasonable inquiry including consultation with independent legal counsel experienced in gaming or other relevant matters, determines with a high degree of confidence that although the matter is not necessarily free from doubt the Company will not be found to have been violating applicable law by reason of engaging in the proposed activity.

         Since the Company's Business Guidelines permit the Company to engage in activities as to which it has not received a legal opinion that the activities are permitted under applicable law, the possibility of violation of applicable law is enhanced. In addition, the uncertain application of existing laws to interactive gaming and the lack of applicable precedents suggest that legal opinions in this field may be qualified on the basis that the matters expressed therein are not free from doubt. Even when the Company is operating in accordance with the advice of counsel, a risk exists that the Company may be found to have violated applicable law. A failure to comply with applicable regulations could result in the initiation of civil or criminal proceedings against the Company. The results of such proceedings could include substantial litigation expense, fines, incarceration of

Company executives, diversion of the attention of key Company employees, disqualification of the Company from licensure, and injunctions or other prohibitions preventing the Company from engaging in various anticipated activities.

         Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that the Company will obtain the approvals necessary to market in such territories.

EMPLOYEES

         As of July 8, 1996, the Company engaged twenty-four employees and two consultants. Of the employees, six are administrative or support personnel. The Company believes that its relationship with its employees is good. Additional employees will be hired to help develop and run the host computer site and to market You Bet!.





ITEM 2:          PROPERTIES

         In February, 1996, the Company entered into a lease for 7,779 square feet of space in an office building located at 1950 Sawtelle Boulevard in Los Angeles, California, which houses the Company's executive offices. The lease is for a 26 month term, expiring March 31, 1998, with expenses per month of $7,688. The Company prepaid the $193,220 aggregate lease payments. The Company believes that this property is adequate for its present purposes.

ITEM 3:          LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings.


ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Stock: The Company's Common Stock has been traded on the electronic bulletin board under the symbol UBET. The following table sets forth for the periods shown, the high and low bid prices as reported by NASDAQ. The bid prices reflect interdealer prices without retail mark- ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to the Acquisition, the Company's stock traded irregularly. Since the Acquisition, the limited number of shares of free trading stock may have impacted the market for the Company's share.


Common Stock
- ------------
                                                             High     Low
                                                             ----     ---
1996:

         First Quarter  . . . . . . . . . . . . . . . .      5.75     3.00
         Second Quarter . . . . . . . . . . . . . . . .      5.00     1.00
         Third Quarter (through July 26, 1996)  . . . .      4.75     3.25

1995:

         Fourth Quarter (From December 7, 1995) . . . .      7.00     5.00


On July 26, 1996, the closing bid price for the Common Stock was $3.25 and the closing asked price was $4.00 per share. The approximate number of holders of record of Common Stock on that date was 255.

         The Company has never paid a dividend on its Common Stock and presently intends to retain all earnings for use in its business.

b. Warrants: Registrant issued and sold 970,000 Series A Warrants, and 517,188 Series B Warrants (collectively, the "Warrants") in connection with the Acquisition and the concurrent and subsequent placement by the Company of its securities to accredited and offshore investors. Each of the Series A and Series B Warrants is exercisable for one share of Common Stock. There is currently no public market for the Warrants. The Series A Warrants are exercisable for shares of Common Stock at a price of $5.25 per share, and expire on the earlier of (a) two years from the later of (i) the date of issuance of the last Series A Warrant to be issued or (ii) the date of effectiveness of a registration statement under the Securities Act covering the issuance and sale of the shares of Common Stock upon issuable exercise of such Warrants or resale of such shares by the holder, which period shall be extended day-for-day for any time that a prospectus meeting the requirements of the Securities Act is not available, or (b) the date specified in a notice of redemption from the Registrant (subject to the prior right of the holder to exercise the Warrants for at least 30 trading days following the date of such notice), which notice can only be given if the closing price of the Common Stock for the twenty consecutive trading days preceding such notice exceeds $7.50 per share and a current prospectus covering the underlying shares is then available and the Company has a good faith belief that it will remain available during said period of at least 30 trading days.
A Series A Warrant may not be exercised during the first year following issuance, and the Company may not call the Series A Warrants for redemption during the 15 months immediately following the initial issuance of Series A Warrants or while any Series A Warrant may not be exercised. The Series B Warrants are substantially similar to the Series A Warrants, except that (i) the Series B Warrants are exercisable for shares of Common Stock at a price of $3.125 per share; (ii) the Series B Warrants expire three years after they are first issued, and (iii) the Company may not call the Series B Warrants for redemption.


ITEM 6:  SELECTED FINANCIAL DATA

         Selected historical financial data presented below as of and for the three years ended December 31, 1995 have been derived from the audited
consolidated financial statements of the Company.   The following financial
information should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8.

                       SUMMARY OF SELECTED FINANCIAL DATA
                        (in thousands except per share)

                            YEAR ENDED DECEMBER 31,


STATEMENT OF OPERATIONS DATA:       1995          1994          1993
- -----------------------------       ----          ----          ----
REVENUES
   Consulting Revenue               $ 151         $ 186         $  1
   Royalty                          - 0 -         - 0 -           80
                                    -----         -----         ----
   Total                              151           186           81
                                    -----         -----         ----
 EXPENSES:
   Research and development           318             2           20
   General and administrative         235           107          203
                                    -----         -----         ----
     Total Expenses:                  553           109          223
                                    -----         -----         ----

 (LOSS) INCOME FROM OPERATIONS       (401)           77         (142)
 INTEREST INCOME (EXPENSE) NET        (20)          (25)         (16)
                                    -----         -----         ----
 (LOSS) INCOME BEFORE PROVISION
 FOR INCOME TAXES AND
 EXTRAORDINARY ITEM
                                     (421)           52         (158)

PROVISION FOR INCOME TAXES             (2)         (1)          (2)
(Note 5)                             -----       -----       ------
 (Loss) Income Before
 Extraordinary Item                  (423)         51         (160)


 Extraordinary Item                    20        -----       ------
                                     -----       -----       ------

NET (LOSS) INCOME                    (403)       $ 51        ($160)
                                     =====       =====       ======

WEIGHTED AVERAGE COMMON
STOCK AND COMMON
EQUIVALENT SHARES OUTSTANDING         678         343          343

PER SHARE AMOUNTS:

 NET (LOSS) INCOME PER SHARE
 BEFORE EXTRAORDINARY ITEM          $(.62)       $.15        $(.46)

 EXTRAORDINARY ITEMS                $ .03

 NET (LOSS) INCOME                  $(.59)       $.15        $(.46)
                                    ======       ====        ======



 BALANCE SHEET DATA

 WORKING CAPITAL                   $3,339        $  85


 TOTAL ASSETS                      $3,417        $  85

 LONG-TERM DEBT AND
 OBLIGATIONS UNDER CAPITAL
 LEASES (including current         $    0        $   0
 portions)

 STOCKHOLDERS' EQUITY              $3,105        $(258)
 (Deficit)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

GENERAL

         The Registrant, formerly Continental Embassy Acquisitions, Inc. ("CEA") acquired You Bet!, Inc. ("YBI") (formerly PC Totes, Inc.) on December 6, 1995. The Registrant was organized in 1987 to evaluate, structure and complete a merger with, or acquisition of, any privately held business enterprise seeking to obtain the perceived advantages of being a publicly-owned company. Concurrently with such Acquisition, YBI acquired MiddleWare Telecom Corporation ("MTC"). MTC is an interactive, multimedia, software development company specializing in host based interactive systems, which was formerly owned by affiliates of YBI. MTC's proprietary technologies consist of software and architecture for on-line metering and billing, multi-platform translation and communication, financial transaction processing and tracking, and other critical know-how and technology for interactive wagering and on-line
transaction processing.   At the time of the Acquisition, the shareholders of
MTC contributed all of the outstanding shares of common stock of MTC to YBI. Since such date, MTC has been a wholly-owned subsidiary of the Company.

         The Company's 1993 revenues were attributable to royalties YBI was paid on sales of PC based computer "totalisator" application that is used to operate the wagering system at horse and dog tracks, and its 1994 and 1995 revenue relates to Internet and software consulting services performed by MTC. Operating expenses include costs associated with the start-up of the consulting business in 1993 and 1994 and the development of the You Bet! on-line program in 1995, including amounts paid to subcontractors for consulting and research and development services.

         Management believes that the historical financial information relating to the Company is not indicative of the operations of the Company in the future for the following reasons:

    X YBI's totalisator operations have been largely dormant since 1993. Other than $80,000 in royalty income received in 1993 with respect to the totalisator program, YBI has not had any significant revenue since
         1992.   It is not anticipated that royalty revenue will be received in connection with the "totalisator" software during the current year or in subsequent periods, unless the Company were successfully to re-market the system which it has no present plans to do.

    X Since 1993, the Company has pursued most of its ongoing business activity through MTC. MTC generated a modest amount of revenue through consulting projects relating to on-line marketing and wagering. It is not anticipated that consulting assignments will be sought or significant consulting revenue will be received in the current year or subsequent periods.

    X Revenue and expenses for the foreseeable future are expected to be related to the You Bet! on-line software product.

Year Ended December 31, 1995 Compared to Year ended December 31, 1994.

         Revenues declined $35,000 (18.8%) to $151,000 in 1995 from $186,000 for 1994 as a result of the cessation of consulting business in the fourth quarter of 1995 in connection with the Company's decision to focus exclusively on the research and development of the You Bet! product. During 1995, the Company signed a termination agreement with its principal consulting customer.

         Operating expenses increased $444,000 (407%) to $553,000 in 1995 from $109,000 in 1994 because of costs incurred in developing the You Bet! product. The components of the increase were payroll and consulting expense of $279,000 as more programmers and development personnel were added, other development costs of $69,000, marketing costs of $68,000 to promote the product and the Company, and increased general and administrative costs of $28,000 associated with the increased number of employees.

         Interest income of approximately $14,200 was earned in 1995, primarily from the short term deployment of funds raised from the Company's private placement in late 1995. The Company did not earn any interest income in 1994.

         Interest expense increased approximately $9,000 (or 37%) to $33,533 in 1995 from $24,500 in 1994, primarily resulting from an increase in short-term borrowings.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993.

         Revenues increased $105,000 (128%) in 1994 from 1993 as the royalty income from PC Totes was ended and the consulting segment of MTC began to generate revenue.

         Expenses declined $114,000 (or 51%) to $109,000 in 1994 from $223,000 in 1993 as PC Totes ceased active operations at the end of 1993. PC Totes incurred $82,000 of operating expense in 1993 versus $300 in 1994. MTC incurred $140,000 of expense in 1993 versus $104,000 in 1994, principally associated with the development of its proprietary technologies.

         Interest expense increased to approximately $9,000 to $24,500 in 1994 from $15,533 in 1993 as a result of additional short-term borrowings.


Liquidity and Capital Resources

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from related parties. During the year ended December 31,

1995, the Company's cash position increased to $3.3 million as of December 31, 1995, compared to $55,000 at December 31, 1994. In December 1995, the Company closed a portion of a private offering, issuing 1,290,000 shares and warrants to purchase an additional 645,000 shares of Common Stock at an exercise price of $5.25 and receiving net proceeds of approximately $3.0 million after payments of commissions and other offering expenses. The private placement offering generated an additional $950,000 after commissions and expenses in 1996 from the issuance of 650,000 additional shares and warrants to purchase in 325,000 additional shares of Common Stock. Substantially all of the Company's then existing indebtedness (aggregating $605,000) was converted to equity in the Offering.

         Net cash used by operating activities totaled $112,000 during 1995, substantially all of which was incurred in the development of the You Bet! product.

         Cash flows used in investing activities totaled $81,000 for capital expenditures. Capital expenditures were primarily for equipment utilized in the development of the You Bet! product.

         The Company has entered into a capital lease that provides for a $100,000 sale and leaseback of equipment previously purchased by the Company and a $150,000 line for new equipment purchases. The lease terms are 30 month, 20% security deposit of which 1/3 is returned after each year with an effective interest rate of approximately 15% per annum.

         The Company plans to begin a new private placement offering in the summer of 1996. The Company plans to offer for sale, on a "best efforts" basis, a maximum of 1,115,000 shares of the Company's .001 par value Common Stock. The shares are expected to be offered only to persons other than U.S. Persons, as defined in Regulation S ("Regulation S"), promulgated under the Securities Act of 1933 as amended (the "Securities Act"), in offshore transactions, as defined in Regulation S.

         The Company expects that the cash on hand coupled with the cash to be raised from the new private placement, assuming it will be successful, will be sufficient for operating expenses and capital expenditures through at least
June 1997.   No assurance can be given that the Company will be successful in raising additional funds. If the Company is not successful in raising this additional financing, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost cutting actions, including suspending all or a portion of its activities. (FLS)

         The Company's need for capital (beyond that contemplated in the anticipated private placement) during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for its products, and the level of effort needed to develop and commercialize additional applications. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. Additional funds may not be available on terms acceptable to the Company when the Company needs such funds. The unavailability of additional funds when needed could have a material adverse effect on the Company. (FLP)


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements of the Company is included in Item 14.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a board meeting on January 15, 1996 the Board of Directors of the Company (the "Board") authorized the Company's executive officers to engage new auditors for the fiscal year ended December 31, 1995. As of February 28, 1996 the Company engaged the accounting firm of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ended December 31, 1995. The firm of Robinson, Hill & Co. (sometimes referred to herein as "Prior Firm") was replaced because the Prior Firm was located in Salt Lake City and the Company has moved its offices to Los Angeles, California after its December 6, 1995 Acquisition of YBI. The Board's decision to retain Deloitte & Touche LLP was based primarily on its national reputation, partner availability and familiarity with the Company's general business in the computer software industry. During the two most recent fiscal years ended December 31, 1994 and 1993, and the interim period beginning January 1, 1995 through February 28, 1996 there were no disagreements with the Prior Firm on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT


                                                              First Became a
 Name                                           Age           Director or Officer
- -----                                           ---           -------------------

 David Marshall, Chairman and                    33                       1989
 CEO

 Russell Fine, Executive Vice                    32                       1989
 President, Chief Technology
 Officer, Director

 Ron Luniewski,  Chief Operating                 32                       1996
 Officer

 Barry Peters, Chief Financial                   37                       1996
 Officer

 Steve Molnar, Executive Vice                    52                       1995
 President, Racing

 Jess Rifkind, Director                          64                       1995

DAVID MARSHALL, CHAIRMAN AND CEO. Mr. Marshall has been a technology entrepreneur and manager for over fifteen years. He has been the founder and an officer or managing partner of numerous companies, including Sunward Video Services, an off-line video tape editing and production company achieving national recognition as the exclusive editing facility for the United Nations Association. For the past seven years, Mr. Marshall was the CEO (and co-founder) of both PC Totes, Inc. and MTC. In addition to its work in interactive system development, MTC also provided consulting services on new media. Mr. Marshall has led MTC's consulting projects for clients including General Motors, NTN Communications, and Wanna-Be Interactive Media. Mr. Marshall attended Babson College in Boston majoring in finance, investments, communications and economics.

RUSSELL FINE, EXECUTIVE VICE-PRESIDENT, CHIEF TECHNOLOGY OFFICER. Mr. Fine began his professional career at the age of 17 by becoming the youngest business systems analyst in the history of PennCorp Financial, which at the time had one of the largest mainframe data centers in the United States. He has consulted for numerous companies such as Maxwell Communications, Hit or Miss (a division of Zayres) and the Lightguide Industries, has analyzed the investment potential of advanced technologies and has managed software development projects. He studied business at Babson College, majoring in finance and investments. For over the past seven years, as Chief Technical Officer and co-founder of MTC and as a founder of PC Totes, Mr. Fine designed and oversaw the development of interactive wagering software, including development of real-time billing and metering systems, data translation software, and multimedia CD-ROM content developing.

RON LUNIEWSKI, CHIEF OPERATING OFFICER. Ron Luniewski was previously employed at Electronic Data Systems ("EDS") where he acquired more than 11 years of experience directing large software development efforts and managing key business areas. Prior to joining the Company, Mr. Luniewski was Vice President of EDS responsible for General Motors marketing and advertising where he was responsible for providing information technology and consulting services to General Motors. In this capacity, he was responsible for deployment of one of the largest integrated Internet projects in the world and the development of a large number of multimedia applications for GM dealerships and for other GM marketing events. He was also responsible for reengineering existing GM
marketing applications to support the new brand management strategies.   Mr.
Luniewski has a Bachelor of Arts degree from Robert Morris College in Accounting and Computer Sciences.

BARRY PETERS, CHIEF FINANCIAL OFFICER. From April 1993 until February 1996, Barry Peters was employed as Chief Financial Officer of Interactive Cable Systems. ICS pioneered providing cable television, telephone and security services to the residents of multi-family buildings. Besides being Chief Financial Officer, Mr. Peters also held senior management positions in Operations, Sales and Product Development. From January 1990 until April 1993, Mr. Peters was Financial Director of Field Operations at Spectradyne, Inc. He was responsible for the financial activities for more than 400 employees serving more than 48 district offices. Previously Mr. Peters was an international consultant/auditor for United Technologies Corporation and held financial positions at Rheem Manufacturing and Transamerica Corporation. He has a Bachelor of Arts degree from Northern Illinois University and is a Certified Public Accountant and Certified Management Accountant.

STEVE MOLNAR, EXECUTIVE VICE PRESIDENT-RACING. Since June 1995, Mr. Molnar has been engaged by the Company to represent the Company in its relationship with the racing industry. Prior to that time, and for the preceding five years, Mr. Molnar was a director of marketing, and then President and CEO of McKinney Systems. At McKinney, he led that company to become the number one computer software supplier to race tracks in North America. Mr. Molnar was a member of the Thoroughbred Racing Associations' 1995 committee, and conceptualized, coordinated and led the effort with the Association of Racing Commissioners International in implementing a nationwide licensing system based on Smart Card technology.

JESS RIFKIND, DIRECTOR. For the past fourteen years, Mr. Rifkind has been an independent management consultant providing advice to clients in the areas of management, finance and high technology. Prior to establishing his current practice in 1982, Mr. Rifkind held operating and research executive positions with Xerox Corporation for 15 years. His technical work is focused in the fields of computers and communications, while his management emphasis is in the areas of product and competitive strategy. A 1954 engineering graduate of the University of Southern California, Mr. Rifkind serves as a director of Gemstone Corporation, a privately held supplier of client-server software; and Cloud Nine Interactive, Inc., a privately held interactive multi-media developer and publisher.

ITEM 11:         EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended December 31, 1995, 1994, and 1993, individual compensation for services to the Company and its subsidiaries of the President and Executive Vice President (the "Named Officers").

                                SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                Annual Compensation                     Awards                         Payouts
                                -------------------           -----------------------------            -----------

                                                                                 Securities
                                                Other Annual  Restricted Stock   Underlying        LTIP        All Other
                              Salary    Bonus   Compensation          Award(s)     Options/     Payouts     Compensation
Name              Year          ($)      ($)             ($)              ($)      SARs (#)        ($)              ($)
                  ----          ---      ---             ---             -----   ----------      ------            -----
David Marshall    1995        72,800      ---            ---               ---          ---         ---              ---
Russell Fine      1995        52,558      ---            ---               ---          ---         ---              ---
Steve Molnar      1995        19,750      ---            ---               ---          ---         ---              ---



OPTION GRANTS IN LAST FISCAL YEAR

         Shown below is information on grants of stock options pursuant to the 1995 Stock Option Plan during the fiscal year ended December 31, 1995 to the Officers which are listed in the Summary Compensation Table above.

                     Option/SAR Grants In Last Fiscal Year

                      Potential Realized Value at Assigned

                          Annual Rates of Stock Price

                                                                           Individual Grants in 1995
                                                                      -----------------------------------
                      Number of
                     Securities    Percentage of
                     Underlying            Total           Exercise
                        Options         Options/            or Base
                           SARs       granted to          Price Per                  Stock  Dollar  Stock  Dollar
                        Granted     Employees in              Share  Expiration      Price   Gains  Price   Gains
Name                      (#)        Fiscal Year             ($)         Date         ($)     ($)    ($)     ($)
- ----                    -------          -------            -----        ------      -----   -----  -----   -----

David Marshall                0             ---              ---          ---        ---     ---    ---     ---

Russell Fine                  0             ---              ---          ---        ---     ---    ---     ---

Steve Molnar             80,000            12.4%            2.50         7/05        ---     ---    ---     ---

DIRECTOR COMPENSATION

         Directors holding salaried positions with the Company do not receive compensation for their services as directors. It is the intention of the Company that each non-employee director will receive options to purchase 5,000 shares per year, retroactive to each year of service rendered by such director. See "Item 13 - Certain Transactions" for a discussion of consulting fees paid to Jess Rifkind, a director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a compensation committee. The Board of Directors has designated David Marshall and Russell Fine to serve as the members of the Stock Option Committee for purposes of administering the 1995 Employee Stock Option Plan, including designating participants and the amounts of the awards thereto. Messrs. Marshall and Fine are ineligible to receive awards under this Plan. The compensation paid to Messrs. Marshall and Fine was approved by Mr. Rifkind, the sole outside director.

EMPLOYMENT AGREEMENTS AND STOCK OPTIONS

Employment Agreements:

         Messrs. Marshall and Fine are parties to employment agreements providing for terms of four years commencing as of December 6, 1995. The agreements provide for annual compensation of $130,000, and $120,000, respectively; a car allowance of $500 per month; and other usual and customary benefits. In addition, each is entitled to such bonuses as may be declared from time to time by the Company's Board of Directors.

         In the event of a "Change of Control" (as defined below) of the Company, each of Mr. Marshall and Mr. Fine shall have the right, but not the obligation, to consider such event to be a termination of his employment agreement. In such event, neither Mr. Marshall nor Mr. Fine shall have a duty, either express or implied, to mitigate any damages under his agreement, and the Company shall remain liable for all compensation (whether salary, bonus or other benefits) provided for under the terms of the agreements. Moreover, any compensation earned by either Messrs. Marshall or Fine in any capacity after the date of such termination will not reduce or mitigate the amounts payable by the Company under the applicable agreement. For purposes of their employment agreements, "Change of Control" shall mean (i) any sale of all or substantially all of the assets of the Company; (ii) any stock sale, merger or other business combination in which the members of the management of the Company (a) no longer are affiliates of the surviving entity, (b) no longer are in control of the surviving entity or (c) no longer own in excess of 20% of the outstanding stock of such surviving entity.

Option Plans

         In November 1995, the Company's Board of Directors approved, and recommended for adoption by the shareholders, the You Bet 1995 Stock Option Plan (the "Employee Plan") and the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan" and together with the Employee Plan, the "1995 Plans"). As of July 15, 1996, options to purchase 901,601 shares of Common Stock were outstanding under the 1995 Plans, of which 85,500 are vested. The options vest ratably over four years. Common Stock purchased upon the exercise of such options are subject to restrictions which prohibit the resale of such Shares for a 24 month period commencing from the issuance of the options.

         The following summary is qualified in its entirety by reference to the full text of the 1995 Plans. Unless otherwise indicated, the summary is applicable to each plan.

         The 1995 Plans. The 1995 Plans provide for the granting of awards of incentive stock options ("ISOs") within the meaning of Section 422 of the Code, Nonqualified stock options ("NSOs"), and stock appreciation rights ("SARs") (awards of ISOs, NSOs, and SARs sometimes hereinafter collectively referred to herein as "Awards"). The aggregate number of shares of Common Stock available for issuance under the 1995 Plans is 15% of the total number of shares of Common Stock issued and outstanding from time to time.

         Purpose. The purpose of the 1995 Plans is to provide key employees, officers (other than Messrs. Marshall and Fine) and directors with an additional incentive to promote the success of the Company's business and to encourage employees to remain in the employ of the Company.

         Administration -- Employee Plan. The Employee Plan is administered by a committee (the Employee Plan Committee"), which consists of at least two directors of the Company appointed by the Board. The members of the Employee Plan Committee are not eligible to receive Options except pursuant to a formula contained in the Non-Employee Directors Plan and must be "disinterested persons" as defined in Rule 16b-3(d)(3) promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The aggregate number of shares of Stock that may be granted to non-employee members of the Board pursuant to the Plan may not exceed 12% of the aggregate amount of shares of Common Stock of the Company then outstanding.

         Administration -- Non-Employee Directors Plan. The Plan is administered by a committee (the "Non-Employee Plan Committee") of not less than two persons, appointed by the Board and serving at the pleasure of the Board. However, the Non-Employee Plan Committee has no discretion as to the issuance of Options under this Plan. Directors initially will receive options to purchase 10,000 shares when first elected to the Board. On the day after
(i) the 1996 annual stockholders' meeting of the Company and on the day after each annual stockholders' meeting of the Company thereafter during the term of the Plan or (ii) if there shall be no annual meeting during the preceding thirteen months, on June 30 of such year, each non-employee member of the Board shall be granted a Non-Qualified Stock Option to purchase 5,000 shares of Common Stock. The option price per share of Common Stock purchasable under such Stock Options shall be 100% of the fair market value on the date of grant. Such options shall be exercisable immediately on the date of grant by payment in full of the purchase price in cash. The aggregate number of shares of Stock that may be granted to non-employee members of the Board pursuant to the Plan may not exceed 3% of the aggregate amount of shares of Common Stock of the Company then outstanding.

         INCENTIVE STOCK OPTIONS. The Employee Plan authorizes the Employee Plan Committee to grant ISOs to any key employee of the Company or any affiliate of the Company and to determine the terms and conditions of each grant, including without limitation, the number of shares subject to each ISO. The ISO exercise price would also be determined by the Committee and would not be less than the fair market value of the Common Stock on the date of grant. The exercise price would not be less than 110% of such fair market value and the exercise period would not exceed five years if the recipient of such ISO was the holder of more than 10% of the Company's outstanding voting securities.

         NONQUALIFIED STOCK OPTIONS. The Employee Plan provides that the Employee Plan Committee has the authority to grant NSOs to any key employee of the Company or its affiliates. The Committee is authorized to grant NSOs to any qualified participant and to determine the terms and conditions of each such grant, including the number of shares subject to each NSO, the option period and the option exercise price. The exercise price for NSOs would not be less than the fair market value of the shares subject to the NSO on the date of grant.

         THE MANNER OF EXERCISE. The exercise price for options granted under the 1995 Plans may be paid in cash or shares of Common Stock, including shares of Common Stock which the Plan participants received upon the exercise of one or more options provided that, with respect to the exercise of ISOs, such shares, if acquired through the exercise of an option, have been held by such participant for a period not shorter than the later of two years from the date the option was granted and one year after the shares of Common Stock were acquired by the participant through the exercise of options.

         The option exercise price may also be paid by the participant's delivery of an election directing the Company to withhold shares of Common Stock from the Common Stock otherwise due upon exercise of the option.

         VESTING. Unless the Employee Plan Committee establishes a different vesting schedule at the time of grant, awards under the Employee Plan will vest ratably over 4 years.

         NONTRANSFERABILITY. Awards are not transferable other than by will or the laws of descent and distribution. During a participant's lifetime, his options may be exercised only by the participant.

         Discretionary Awards. It is not possible to state the amount of discretionary awards that will be received by any of the participants under the Employee Plan since the grant of awards are within the discretion of the Committee.


ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock as of July 26, 1996. The table shows the beneficial ownership of each person known to the Company who beneficially own more than 5% of the shares of the Company's Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

 Name and Address                           Shares          Percent
 of Beneficial                        Beneficially               of
 Owner*                                      Owned         Class(6)
 ------                                      -----         --------
 David Marshall(1)                       2,517,375           30.39%

 Russell Fine(1)                         2,490,575           30.07%

 Trafina Privatbank                        800,000            9.66%

 Marshall Gift Trust(2)                    428,500            5.17%

 Sid Marshall(3)                            40,000             .48%

 Ron Luniewski(4)                                0                0

 Barry Peters(4)                                 0                0

 Jess Rifkind(5)                            30,000               **

 All Directors and
 Officers as a group
 (5 persons)(1) (2)                      5,037,950           60.75%

(1) Includes 1,156,250 Divestment Shares (as hereinafter defined) for each of Messrs. D. Marshall and R. Fine. If the Divestment Shares are all forfeited, Messrs. D. Marshall and Fine would own 16.42% and 16.22% respectively.

(2) Includes 187,500 Divestment Shares for the Marshall Gift Trust. If the Divestment Shares are all forfeited, Marshall Gift Trust would own 2.91%.

(3) Does not include Shares held by the Marshall Gift Trust, of which Mr. Sid Marshall is co-trustee. See Note 2 and related information.

(4) The options held by Messrs. Luniewski and Peters are not exercisable during 1996.

(5) Includes currently exercisable options to acquire 10,000 shares at $2.50 a share, as well as 10,000 shares owned by his wife.

(6) Based upon 8,283,333 shares of Common Stock, which were outstanding as of July 26, 1996.

* The address for Messrs. D. Marshall, R. Fine, Luniewski and Peters is c/o the Company, 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California 90025. The address for Trafina Privatbank is Rennweg 50 CH-4020 Basel, Switzerland. The address for Sid Marshall and the Marshall Gift Trust is 11770-M Pacific Coast Highway, Malibu, CA. 90265. The address for Jess Rifkind is 5227 Bianca Avenue, Encino, California 91316.

**      Less than 1%

DIVESTMENT SHARES

        Upon completion of the Offerings, David Marshall and Russell Fine, who are respectively the President and Executive Vice President of the Company, own, in the aggregate 5,007,950 shares of the Company's common stock. Of this amount, 2,312,500 shares of Company Common Stock owned by such shareholders, plus 187,500 shares of Common Stock owned by Marshall Gift Trust
(collectively, the "Divestment Shares") are subject to forfeiture and cancellation by the Company if certain conditions are not satisfied.
Forfeiture of the Divestment Shares will occur if either the Company does not achieve the subscription levels indicated below or the market price of the Company's Common Stock does not exceed $5.25 per share. The possibility of forfeiture will terminate, regardless of the share price or the level of subscriptions, upon a sale of substantially all of the assets of the Company, or upon a merger or other business combination involving the Company, provided either (i) such transaction has been approved by holders of a majority of the outstanding shares of the Company which are not owned by beneficial holders of Divestment Shares and their affiliates or (ii) the consideration to be received by the holders of Company Common Stock shall be in the form of cash or marketable securities (valued as of the date of the shareholder vote with respect thereto) having a value of not less than $7.50 per share of Common Stock.

        Divestment Shares will no longer be subject to the risk of forfeiture according to the following schedule, assuming the market price condition is satisfied:

                              Forfeiture Schedule

                     2,500,000 shares subject to forfeiture
                              Based on subscribers


                    Incremental          Aggregate
     Minimum          Shares No          Shares No
   Number of     Longer Subject     Longer Subject
  Subscribers     To Forfeiture      To Forfeiture      Time Frame
  -----------     -------------      -------------      ----------
       12,500           500,000            500,000     December 5, 1998

       25,000           500,000          1,000,000     December 5, 1998

       37,500           500,000          1,500,000     December 5, 1998

       50,000           500,000          2,000,000     December 5, 1998

      100,000           500,000          2,500,000     December 5, 1999

        The termination of the possibility of forfeiture with respect to the Divestment Shares will be deemed to be the payment of compensation to the recipients and will result in a charge to the earnings of the Company in the year or years the possibility of forfeiture terminates, in an amount equal to the fair market value of the Divestment Shares at the time such possibility terminates. This charge to earnings, if required, could have a substantial negative impact on the earnings of the Company in the year or years in which the compensation expense is recognized and could adversely affect the Company's qualifications for listing on various securities exchanges. In no event, however, may the possibility of forfeiture terminate unless the then current trading price for the Company's common stock exceeds $5.25 per share, provided that the market price condition may be satisfied within six months after the expiration of the time frame indicated above with respect to the relevant subscription level. The market price requirement for the Divestment Shares will be satisfied when the closing price for Common Stock on the principal national securities exchange on which it is then listed, or if not so listed, the mean between the highest closing bid and lowest closing asked prices, exceeds $5.25 for twenty consecutive trading days after the relevant subscriber level is achieved and maintained.

        The effect of the charge to earnings associated with the termination of the possibility of forfeiture with respect to the Divestment Shares could place the Company in a net loss position for the relevant year. Moreover, there is no assurance that the operations of the Company will be profitable either in the year or years in which possibility of forfeiture of the Divestment Shares terminates or in any prior or subsequent periods. The management of the Company may have the discretion to accelerate or defer or otherwise influence certain transactions that could affect the number of subscribers. For purposes of the foregoing, a person utilizing the Company's products will be considered a "subscriber" only if such person is paying for such subscription at bona fide commercial rates approved by a majority of the Company's independent directors.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jess Rifkind, who is a non-employee director, receives $2,400 per month from the Company as consulting fees.

         See "Item-12: Security Ownership of Certain Beneficial Owners and Management" for a discussion of the Divestment Shares currently owed by Messrs. Marshall and Fine.

                                    PART IV


ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a) The following documents are filed as a part of this annual report:

   1.  Financial Statement Schedules:

       None required.

   2.  Financial Statements:

       The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report.

   3.  Exhibits:

       The exhibits listed below are filed as a part of this annual report.

              2.1 Acquisition Agreement, dated as of December 6, 1995 between the Company and CEA Acquisition Corp. (1)

              3.1       Restated Articles of Incorporation. (1)

              3.2       By-laws of the Company. (1)

              4.1 Form of Series A Warrant Agreement dated as of December 6, 1995 between the Company and U.S. Stock of Transfer Corp. (2)

              10.1 Employment Agreement, dated as of December 6, 1995, between the Company and David Marshall. (2)

              10.2 Employment Agreement between the Company and Russell Fine, dated as of December 6, 1995. (2)

              10.3      Lease between the Company and Storage Tek.  (2)

              10.4      1995 Employees Stock Option Plan (2)

              10.5      1995 Non-Employee Directors Stock Option Plan (2)

                 21.1      List of subsidiaries of Registrant (2)

        (1)      Filed as Exhibit 1 to form 8-K, filed as of December 15, 1995.

        (2)      Included herewith.

                         INDEX TO FINANCIAL STATEMENTS


Auditor's Report                                                     Pg. 1

Consolidated Balance Sheets - December 31, 1995 and 1994             Pg. 2

Consolidated Statements of Operations - December 31, 1995 and 1994   Pg. 3

Consolidated Statements of Shareholders' Equity (Deficit) -
  December 31, 1995 and 1994                                         Pg. 4

Consolidated Statements of Cash Flows December 31, 1995, 1994, 1993  Pg. 5

Notes to the Financial Statements                                    Pgs. 6 - 10

                          YOU BET INTERNATIONAL, INC.
                          AND SUBSIDIARY
                          (FORMERLY CONTINENTAL EMBASSY
                          ACQUISITION, INC.)



                          CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  You Bet International, Inc.
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of You Bet International, Inc. (formerly Continental Embassy Acquisition, Inc.) and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of You Bet International, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and current rate of cash expenditures raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
July 9, 1996

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY CONTINENTAL EMBASSY ACQUISITION, INC.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ------------------------------------------------------------------------------

                                                         1995          1994

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                  $3,297,908     $  55,477
  Receivables                                             35,608        30,000
  Prepaid and other current assets                         5,364
                                                       ---------     ---------
     Total current assets                              3,338,880        85,477

EQUIPMENT, Net of accumulated depreciation of
  $2,856 (Note 2)                                         78,154
                                                       ---------     ---------
TOTAL                                                 $3,417,034     $  85,477
                                                       =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $  259,214
  Accrued officers salaries                               45,213
  Due to officers/stockholders                                       $  13,406
  Loans payable -- related parties (Note 3)                            292,017
  Loan payable (Note 6)                                                 20,000
  Accrued interest                                                      17,079
  Income taxes payable (Note 5)                            2,400           800
  Other current liabilities                                5,410
                                                       ---------     ---------
     Total current liabilities                           312,237       343,302
                                                       ---------     ---------
 COMMITMENTS (Notes 4 and 7)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 3):
  Common stock, $.001 par value; authorized 50,000,000
    shares; issued and issuable and outstanding
    8,071,333 (1995) and 343,333 (1994)                    8,071          343
  Additional paid-in capital                           4,030,648       21,657
  Accumulated deficit                                   (682,822)    (279,825)
  Deferred compensation                                 (251,100)
                                                       ---------     ---------
     Total shareholders' equity (deficit)              3,104,797     (257,825)
                                                       ---------     ---------
TOTAL                                                 $3,417,034     $  85,477
                                                       =========     =========



See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY CONTINENTAL EMBASSY ACQUISITION, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -------------------------------------------------------------------------------

                                             1995          1994         1993
REVENUES:
  Consulting (Notes 2 and 6)              $ 151,477      $185,531    $     750
  Royalties                                                             80,000
                                          ---------      --------    ---------
      Total revenues                        151,477       185,531       80,750
                                          ---------      --------    ---------
EXPENSES:
  Research and development                  318,067         1,700       19,619
  General and administrative                234,676       106,879      203,520
                                          ---------      --------    ---------
      Total expenses                        552,743       108,579      223,139
                                          ---------      --------    ---------

(LOSS) INCOME FROM OPERATIONS              (401,266)       76,952     (142,389

INTEREST EXPENSE                            (33,533)      (24,495)     (15,553)

INTEREST INCOME                              14,202
                                          ---------      --------    ---------

(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM             (420,597)       52,457     (157,942)

PROVISION FOR INCOME TAXES (Note 5)          (2,400)       (1,600)      (1,600)
                                          ---------      --------    ---------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM    (422,797)       50,857     (159,542)

EXTRAORDINARY ITEM, Forgiveness of debt
  (Note 6)                                   20,000
                                          ---------      --------    ---------

NET (LOSS) INCOME                         $(402,997)     $ 50,857    $(159,542)
                                          =========      ========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 3)                                  677,899       343,333      343,333
                                          =========      ========     ========

PER SHARE AMOUNTS (Note 2):
  (Loss) income before extraordinary item $   (0.62)     $   0.15     $  (0.46)
  Extraordinary item                           0.03
                                          ---------      --------    ---------

Net (loss) income                         $   (0.59)     $   0.15     $  (0.46)
                                          =========      ========     ========

See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY CONTINENTAL EMBASSY ACQUISITION, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                               COMMON STOCK
                              ---------------       PAID-IN     ACCUMULATED      DEFERRED
                              SHARES     AMOUNT     CAPITAL       DEFICIT      COMPENSATION      TOTAL
                              ------     ------     -------     -----------    ------------     -------
BALANCE,
 JANUARY 1,
 1993 (Note 3)               343,333    $  343    $   21,657   $(171,140)                      $ (149,140)

 Net loss                                                       (159,542)                        (159,542)
                          ----------    ------    ----------   ---------                       ----------

BALANCE,
 DECEMBER 31,
 1993                        343,333       343        21,657    (330,682)                        (308,682)

 Net income                                                       50,857                           50,857
                          ----------    ------    ----------   ---------                       ----------

BALANCE,
 DECEMBER 31,
 1994                        343,333       343        21,657    (279,825)                        (257,825)

 Issuance of
  shares in reverse
  merger (Note 1)          5,800,000     5,800      (522,796)                                    (516,996)

 Shares issued in
  private placement
  net of offering costs
  (Note 3)                 1,490,000     1,490     3,147,650                                    3,149,140

 Shares and options
  issued for services
  (Note 3)                   200,000       200       789,375                  $(289,575)          500,000

 Shares issued
  in exchange for debt
  (Note 3)                   238,000       238       594,762                                      595,000

 Amortization of
  deferred
  compensation
  (Note 3)                                                                       38,475            38,475

 Net loss                                                       (402,997)                        (402,997)
                          ----------    ------    ----------   ---------      ---------        ----------
BALANCE,
 DECEMBER 31,
 1995                     8,071,333     $8,071    $4,030,648   $(682,822)     $(251,100)       $3,104,797
                          =========     ======    ==========   =========      =========        ==========

See independent auditors' report and notes to consolidated financial statements.

                   YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
                (FORMERLY CONTINENTAL EMBASSY ACQUISITION, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                              1995             1994            1993


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                        $ (402,997)       $ 50,857       $(159,542)
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
    Amortization of deferred compensation      38,475
    Extraordinary item -- forgiveness of
      debt                                    (20,000)
    Depreciation and amortization               2,856
    Changes in operating assets and
      liabilities:
      Receivables                              (5,608)         50,000
      Prepaid and other current assets         (5,364)            200             400
      Accounts payable                        259,214         (82,858)          2,858
      Accrued interest                        (17,079)         12,574           4,505
      Accrued officers salaries                45,213
      Due to officers/stockholders            (13,406)        (34,753)         48,159
      Income taxes payable                      1,600             800
      Other current liabilities                 5,410
                                           ----------        --------       ---------
       Net cash used in operating
        activities                           (111,686)         (3,180)       (103,620)
                                           ----------        --------       ---------
NET CASH USED IN INVESTING ACTIVITIES --
  Acquisition of equipment                    (81,010)
                                           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock        3,729,909                           2,000
  Offering costs                             (580,769)
  Loan payable -- related parties             285,987          11,920         128,048
  Loan payable                                                 20,000
                                           ----------        --------       ---------
    Net cash provided by financing
      activities                            3,435,127          31,920         130,048
                                           ----------        --------       ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                               3,242,431          28,740          26,428

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                            55,477          26,737             309
                                           ----------        --------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR     $3,297,908        $ 55,477       $  26,737
                                           ==========        ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION --
  Cash paid for --
    Income taxes                           $      800        $    800       $   1,600



See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
(FORMERLY CONTINENTAL EMBASSY ACQUISITION, INC.)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(SEE INDEPENDENT AUDITORS' REPORT)

1.   BUSINESS AND PRINCIPLES OF CONSOLIDATION

     Principles of Consolidation - The consolidated financial statements include the accounts of You Bet International, Inc. (formerly Continental Embassy Acquisition, Inc. - "CEA") its wholly owned subsidiary, You Bet!, Inc. (formerly P.C. Totes, Inc.) and Middleware Telecom, Inc., a wholly owned subsidiary of You Bet!, Inc. (together the "Company" - see Note 3). All significant intercompany transactions have been eliminated in consolidation.

     Business - The Company is an on-line communications company located in Los Angeles, California that is developing interactive software and services for consumer use to be provided over its secure private network.

     Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses and at its current rate of cash expenditures will need additional financing and/or equity infusions to continue as a going concern. Management intends to raise additional funds through a private placement of approximately 1,115,000 shares. The Company expects that the cash on-hand coupled with the cash to be raised in this offering will be sufficient to fund operations and capital expenditures through the second quarter of 1997. If the Company is not successful in raising this additional financing, management will be required to consider a variety of other options, including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost cutting activities, including suspending all or a portion of its activities. The Company's need for capital (beyond that contemplated in the anticipated private placement) during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for its products, and the level of effort needed to develop and commercialize additional applications. In addition, the Company's business plans may change, or unforeseen events may occur, which require the Company to raise additional funds. Additional funds may not be available on terms acceptable to the Company when the Company needs such funds. The unavailability of additional funds when needed could have a material adverse effect on the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Acquisition - CEA was organized in the state of Utah in 1987 for the purpose of raising capital and acquiring any suitable assets, properties and businesses by means of completing a merger with, or acquisition of, any privately held business enterprises seeking to obtain the perceived advantages of being a publicly owned company. On December 6, 1995, CEA reorganized in the state of Delaware, renamed itself You Bet International, Inc. and completed the acquisition of the Delaware corporation, You Bet!, Inc. (the "Acquisition"). The Acquisition was completed through the issuance of 5,800,000 shares of CEA common stock in exchange for all of the outstanding shares of You Bet!, Inc. Concurrent with the Acquisition, CEA changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of the consolidated Company. The Acquisition has been reflected for accounting purposes as the acquisition of You Bet International, Inc. by You Bet!, Inc. (a reverse acquisition). The operating results reflected in the accompanying consolidated financial statements do not include CEA's operating activities prior to the Acquisition, as the amounts are not significant.

     Concurrent with the Acquisition, the shareholders of Middleware Telecom, Inc. ("Middleware") (which are substantially the same as the shareholders of You Bet!, Inc.,) contributed their shares of Middleware to You Bet!, Inc., for no consideration. The historical financial information presented include the combined financial statements of You Bet!, Inc. and Middleware, due to the common control, management and operations of the companies. All intercompany transactions have been eliminated in the combination.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Company considers all investments with original purchased maturities of three months or less to be cash equivalents.

     Software Development Costs - The Company's initial software development costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to demonstrating technological feasibility of a working model will be capitalized and amortized over the estimated product life.

     Equipment - Equipment is stated at cost and consists primarily of computers and office equipment. The assets are being depreciated using the straight-line method over their estimated useful life of three to five years.

     Revenue Recognition - Revenue is primarily derived from various software consulting agreements and is recognized upon rendering of services.

     Net (Loss) Income Per Share - Net (loss) income per share is computed using the weighted average common shares outstanding during the year and the dilutive effect of common share equivalents (stock options and warrants). For the year ended December 31, 1995 the effect of common share equivalents was antidilutive. There were no common share equivalents in 1994 and 1993. A total of 2,500,000 shares, which are subject to a divestiture of shares agreement (see Note 3), have been excluded from the earnings per share calculation in 1995 as the amounts are antidilutive.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash equivalents, and accounts receivable and payable. The book value of these financial instruments are representative of their fair value due to their short-term maturity.

     Recent Accounting Pronouncements - In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The principles established in the new statement must be applied by the Company in fiscal 1996. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. Management has not yet completed its analysis of the effect of adopting the new statement.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which requires compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

3.   COMMON STOCK

     Stock Split - Concurrent with the closing of the Acquisition (see Note 1), the Company effected a 1 for 1.5 reverse stock split. All references to share and per share amounts have been retroactively restated to reflect this stock split.

     Private Placement - Concurrent with the closing of the Acquisition, the Company completed a private placement offering to new investors of 149 units for $25,000 per unit, each consisting of 10,000 shares of common stock, and Series A Warrants to purchase 5,000 shares of the Company's common stock. A total of 1,490,000 shares and 745,000 Series A Warrants were issued with proceeds totaling $3,729,909. The Series A Warrants are exercisable at $5.25 per share and expire on the later of the second anniversary of the date of issuance, or two years from the date on which a registration statement registering the warrants is declared effective. Total costs of the offering of $580,769 have been charged against the proceeds. Included in cash at December 31, 1995 is $504,909 held in escrow pending the issuance of 200,000 of the total shares sold.

     The Company issued 200,000 shares of its common stock and Series B Warrants to purchase an additional 417,188 shares as commission to the underwriter of the offering. The Series B Warrants are exercisable at $3.25 and expire December 6, 1998.

     Conversion of Debt - Concurrent with the closing of the Acquisition, bridge financing in the amount of $250,000 was exchanged for 10 of the units offered in the private placement, and additional loans in the amount of $345,000 were exchanged for 138,000 shares of common stock.

     Stock Options Plans - In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. A total of 643,500 options were issued in 1995 that are exercisable at $2.50 per share through December 2005 and vest in four equal installments. A total of 85,500 options have vested at December 31, 1995. Deferred compensation totaling $289,575 was recorded upon the issuance of the options and is being amortized over the vesting period of the options.

     Divestiture of Shares - A total of 2,500,000 of the issued shares of the Company, which are owned by two officers of the Company and a third shareholder, are subject to forfeiture by the shareholders and cancellation by the Company if certain conditions are not satisfied. Forfeiture of such divestment shares will occur if either the Company does not achieve certain subscriber levels or the Company's stock does not exceed $5.25 by certain target dates. These contingent shares are excluded from the calculation of weighted average shares outstanding in the accompanying financial statements and, upon termination of the forfeiture restrictions, will be reflected as compensation expense and the issuance of capital in the period the forfeiture restrictions are terminated.

4.   COMMITMENTS

     Employment Agreements - The Company has entered into employment agreements with two of its officers providing for base compensation totaling $250,000 per year through December 1999.

     Lease - Through December 31, 1995, the Company leased office space on a month to month basis. In January 1996, the Company entered into a lease for office space which provides for monthly payments of $7,687 through March 1998. Rent expense for the year ended December 31, 1995 totaled $5,472.

5.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                     1995          1994          1993
     Current-state                                 $   2,400     $   1,600     $  1,600
     Deferred income taxes                           148,000       (11,000)      59,000
     Change in deferred tax asset valuation
       allowance                                    (148,000)       11,000      (59,000)
                                                   ---------     ---------     --------
     Provision for income taxes                    $   2,400     $   1,600     $  1,600
                                                   =========     =========     ========


     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                             1995          1994          1993
     Federal statutory income tax rate                       (35.0)%       35.0 %      (35.0)%
     State taxes, net of federal benefit                      (6.0)%        6.0 %       (6.0)%
     Use of net operating loss carryforwards                              (38.0)%
     Effects of losses without current year benefit           40.5 %                    42.0 %
                                                             -----        -----        -----
                                                               0.5 %        3.0 %        0.1 %
                                                             =====        =====        =====

     Deferred income taxes are computed annually for differences between financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Net deferred tax assets, consisting primarily of the differences in the recognition of software development costs for income tax purposes ($100,000) and net operating loss carryforwards ($96,000) have been reduced to zero by valuation allowances due to the uncertainty of their recoverability.

6.   EXTRAORDINARY ITEM

     In May 1995, the Company entered into a settlement with IWN, Inc. ("IWN"). The Company had been performing consulting services for IWN in connection with the joint development of certain interactive wagering software. In connection with this arrangement, the Company was paid $119,000 by IWN in 1994, and was loaned $20,000 by IWN. On May 18, 1995 the Company and IWN entered into a separation and settlement agreement whereby the loan was forgiven.

7.   SUBSEQUENT EVENT

     In July 1996, the Company entered into a lease that provides for a $100,000 sale and leaseback of equipment previously purchased and a $150,000 line for new equipment purchases.

                                   * * * * * *

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on the _______ day of July, 1996.

                           YOU BET INTERNATIONAL, INC.


                           BY:______________________
                            DAVID MARSHALL
                            CHAIRMAN OF THE BOARD,
                            PRESIDENT, AND CHIEF
                            EXECUTIVE OFFICER


Signature                Capacity                     Date
- ---------                --------                     ----
___________________      Chairman of the Board,       July __, 1996
DAVID MARSHALL           President, Chief Executive
                         Officer and Director


___________________      Executive Vice President,    July __, 1996
RUSSELL FINE             Director


___________________      Chief Financial Officer      July __, 1996
BARRY PETERS


___________________      Director                     July __, 1996
JESS RIFKIND