Form 10QSB
period 1996-03-31
YOU BET INTERNATIONAL INC
filed 1996-08-02
CIK 814055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-13789 LA

                           YOU BET INTERNATIONAL, INC.
        (Exact name of Small Business Issuer As Specified in Its Charter)

              DELAWARE                                 87-0422246
              (State or other jurisdiction             (I.R.S. employer
              of Incorporation or Organization)        identification no.)

                            1950 Sawtelle, Suite 180
                              Los Angeles, CA 90025
                    (Address of Principal Executive Offices)

                                  310 444-3300
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       No      X

The number of shares outstanding of the Registrant's Common Stock on July 26, 1996 was 8,283,333 shares.

Transitional Small Business Disclosure Format (check one)

Yes            No   X

YOU BET INTERNATIONAL, INC.

INDEX

PART I            FINANCIAL INFORMATION                                       PAGE NO.
- ------            ---------------------                                       --------
Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995                                                 3

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 1996 and 1995                                  4

            Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 1996 and 1995                                  5

            Notes to Consolidated Financial Statements                            6

Item 2.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                               7

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                     10

SIGNATURES

                   YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                  MARCH 31, 1996       DECEMBER 31, 1995
ASSETS

   CURRENT ASSETS
      CASH AND CASH EQUIVALENTS                     $ 2,553,591           $ 3,297,908
      ACCOUNTS RECEIVABLE                                30,608                35,608
      PREPAID EXPENSES AND OTHER CURRENT ASSETS          95,606                 5,364
                                                    -----------           -----------

   TOTAL CURRENT ASSETS                               2,679,805             3,338,880

   FIXED ASSETS - NET OF ACCUMULATED
      DEPRECIATION                                      254,791                78,154
                                                    -----------           -----------

TOTAL ASSETS                                        $ 2,934,596           $ 3,417,034
                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   CURRENT LIABILITIES
      ACCOUNTS PAYABLE                              $   144,723           $   259,214
      RELATED PARTY LIABILITIES                          45,213                45,213
      OTHER CURRENT LIABILITIES                          15,450                 7,810
                                                    -----------           -----------

   TOTAL CURRENT LIABILITIES                            205,386               312,237
                                                    -----------           -----------
STOCKHOLDERS' EQUITY

   COMMON STOCK (PAR VALUE $ .001)                        8,133                 8,071
   ADDITIONAL PAID-IN CAPITAL                         4,202,636             4,030,648
   RETAINED DEFICIT BALANCE                          (1,128,338)             (682,822)
   DEFERRED COMPENSATION                               (353,221)             (251,100)
                                                    -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                            2,729,210             3,104,797
                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,934,596           $ 3,417,034
                                                    ===========           ===========

                   YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                         MARCH 31, 1996       MARCH 31, 1995
                                       -----------------     -----------------

CONSULTING INCOME                         $        --           $  45,000
                                          -----------           ---------
EXPENSES
      RESEARCH AND DEVELOPMENT                210,889              62,398
      SALES AND MARKETING                      74,225                  --
      GENERAL AND ADMINISTRATIVE              187,600              33,550
                                          -----------           ---------
   TOTAL EXPENSES                             472,714              95,948
                                          -----------           ---------
LOSS FROM OPERATIONS                         (472,714)            (50,948)

INTEREST EXPENSE                               (2,463)             (2,669)

INTEREST INCOME                                29,661               6,607
                                          -----------           ---------
LOSS BEFORE PROVISION FOR
   INCOME TAXES                              (445,516)            (47,010)

PROVISION FOR INCOME TAXES                         --                  --
                                          -----------           ---------
NET LOSS                                  $  (445,516)          $ (47,010)
                                          ===========           =========
   WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                    8,080,000             343,333
                                          ===========           =========
   NET LOSS PER COMMON SHARE              $      (.06)          $   (0.14)
                                          ===========           =========

                   YOU BET INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                       MARCH 31, 1996      MARCH 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                $  (445,516)          $ (47,010)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                               7,439                 106
   Amortization of Deferred Compensation                     26,129                  --
Change in operating assets and liabilities
   Accounts Receivable                                        5,000              30,000
   Prepaid Expenses                                         (90,242)                 --
   Accounts Payable                                        (114,491)             46,049
   Other Current Liabilities                                  7,640             (63,204)
                                                        -----------           ---------
         Net cash used in operating activities             (604,041)           (34,059)
                                                        -----------           ---------
NET CASH USED IN INVESTING ACTIVITIES:
   Acquisition of equipment                                (184,076)             (6,338)
                                                        -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock (net)                     43,800                  --
                                                        -----------           ---------
   Net cash provided by financing activities                 43,800                  --
                                                        -----------           ---------
NET DECREASE IN CASH AND CASH                              (744,317)            (40,397)
EQUIVALENTS

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                    3,297,908              55,477
                                                        -----------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 2,553,591           $  15,080
                                                        ===========           =========

                           YOU BET INTERNATIONAL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

      The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals), necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995, respectively. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for the entire year ending December 31, 1996.

NOTE 2

      On December 6, 1995, the Company (which concurrently changed its name to You Bet International, Inc and which was formerly known as Continental Embassy Acquisition, Inc.) completed the acquisition ( the "Acquisition") of You Bet!, Inc. ("YBI", which was formerly known as PC Totes, Inc.), a privately held Delaware corporation. The Acquisition was completed concurrently with the closing of the private placement of securities of YBI.

      At the time of the Acquisition, YBI offered (and the Company, as successor, continued to offer) securities in private placements to accredited domestic investors and in offshore transactions to persons who were not U.S. persons. Gross proceeds to the Company from the offering, which continued into 1996, before deducting underwriters' discounts and commissions and expenses of the offering, were approximately $4.8 million. Of such proceeds, approximately $605,000 was used to repay certain indebtedness.

      In February, 1996, the Company entered into a lease for 7,779 square feet of space in an office building located at 1950 Sawtelle Boulevard in Los Angeles, California, which houses the Company's executive offices. The lease is for a 26 month term, expiring March 31, 1998, with rent accruing at the rate of approximately $7,688 per month. The Company prepaid the $193,220 aggregate lease payment of which $95,201 was paid in the first quarter of 1996 and $98,020 was paid in the second quarter of 1996.

      The Company entered into a lease with First Venture Leasing Corporation in July 1996. The terms of the equipment lease provide for the sale and lease back of equipment already purchased for $100,000 and for a $150,000 line for new purchases. The lease is payable over 30 months, with an effective interest rate of approximately 15% per annum.

      In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. A total of 643,500 options were issued in 1995 which are exercisable at $2.50 per share through December 2005 and vest in four equal installments. An additional 285,000 options, exercisable at $2.50 per share, were issued during the first quarter of 1996. A total of 85,500 options have vested at March 31, 1996. Compensation totaling $417,825 was recorded upon the issuance of the options which is being amortized over the vesting period of the options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The information set forth below should be read in conjunction with the unaudited interim condensed financial statements and notes thereto included in
Part I - Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

GENERAL

      The Company was organized in 1987 to evaluate, structure and complete a merger with, or acquisition of, any privately held business enterprises seeking to obtain the perceived advantages of being a publicly-owned company. The Company completed this objective through the December 1995 acquisition of You Bet!, Inc ("YBI"). The Company is now an on-line communications company that is developing interactive software and services for consumer use to be provided over its secure private network. The Company's initial focus will be on its interactive horse racing product line (tentatively called You Bet!), which is expected to undergo field testing in the fourth quarter of 1996. The software package will enable users, via modem over regular telephone lines, the Internet or cellular carriers, to connect to the Company's network, allowing personal computer (PC) users to establish accounts, access sports and handicapping information, engage in recreational games and contests for points and prizes and, where consistent with the Company's "Business Guidelines" (as described in Item 1 - "Business Government Regulations; Legality" in the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1995), transmit actual cash wagers to licensed gaming agencies.

      Management believes that the historical financial information relating to the Company is not indicative of the operations of the Company in the future for the following reasons:

    - In 1995, the Company generated a modest amount of revenue through consulting projects relating to on-line marketing and wagering. It is not anticipated that consulting assignments will be sought or significant consulting revenue will be received in the current year or subsequent periods.

    - Revenue and expenses for the foreseeable future are expected to be related to the You Bet! on-line software product.

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995.

REVENUES

               Revenues declined $45,000 to $0 from the year earlier period as a result of the cessation of consulting business in the fourth quarter of 1995 and concentration on research and development for the You Bet! product.

EXPENSES

Research and Development

               Research and development costs increased $148,491 (238%) to $210,889 for the quarter ending March 31, 1996 as compared to the comparable 1995 quarter, primarily due to the build -up of staff and the continued development of the software and graphic design of the Company's You Bet! product. Salaries increased $89,368 as a result of nine new employees hired for product development, including an operations manager and chief operating officer. Other expenses in this category include increased recruiting fees as a result of utilizing a recruiter to assist in finding and hiring new employees and consulting expenses as a result of programming efforts that were out-sourced.

Sales and Marketing

               Sales and marketing expense increased $74,225 for the quarter ending March 31, 1996 as compared to the comparable 1995 quarter. In the first quarter of 1995 there was no sales or marketing effort. In 1996, however, the Company began to establish corporate identity (logo) and product marketing programs. Included within sales and marketing expense are consulting and travel expenses.

General and Administrative

         General and administrative costs increased $154,050 (459%) to $187,600 for the quarter ending March 31, 1996 as compared to the comparable 1995 quarter, primarily due to increased staffing, rent, professional fees and deferred compensation amortization.

Interest Income and Expense

               Interest income increased $23,055 (349%) to $29,662 for the quarter ending March 31, 1996, primarily the result of investing, on a short term basis, the proceeds of the sale of the Company's securities in interest bearing accounts. Interest expense decreased $206 (7%) to $2,463 for the quarter ending March 31, 1996, as a result of a decline in interest accruing liabilities.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from related parties. During the quarter ended March 31, 1996, the Company's cash position decreased $745,000 to $2.5 million as of March 31, 1996 compared to $3.3 million at December 31, 1995. Net cash decreased $745,000 from December 31, 1995 to March 31, 1996 as a result of $604,000 used in operating activities, $184,000 from the acquisition of equipment which was partially offset by $43,000 from proceeds from the private placement that began in 1995.

            Cash used in operating activities consisted of research and development costs of $209,000, marketing costs of $73,000, general and administrative costs of $154,000. These costs were partially offset by net interest income of $27,000. In addition, prepaid expenses increased $95,000 as a result of prepaying the office lease and accounts payable and other liabilities were reduced by $105,000. Other operating activities generated $5,000. As of June 30, 1996 the Company had cash and cash equivalents of approximately $2.0 million.

            In July 1996, the Company has entered into a capital lease that calls for a $100,000 sale and lease back for equipment previously purchased and a $150,000 line for new purchases. The lease is payable over 30 months, with a 20% security deposit of which 1/3 is returned after each year, with an effective interest rate of approximately 15% per annum.

            The Company plans to begin a new private placement offering in summer of 1996. The Company plans to offer for sale on a "best efforts" basis, approximately maximum of 1,100,000 shares of the Company's .001 par value Common Stock to persons other than U.S. Persons, as defined in Regulation S ("Regulation S"), promulgated under the Securities Act of 1933 as amended (the "Securities Act"), in offshore transactions, as defined in Regulation S.

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

   PART II:          OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) EXHIBITS

         The following exhibits are filed herewith:  None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              YOU BET INTERNATIONAL, INC.

                                              BY:______________________
                                                 DAVID MARSHALL
                                                 CHAIRMAN OF THE BOARD,
                                                 PRESIDENT, AND CHIEF
                                                 EXECUTIVE OFFICER

Signature                  Capacity                                 Date
- ---------                  --------                                 ----
___________________        Chairman of the Board,                August __, 1996
DAVID MARSHALL             President, Chief Executive
                           Officer and Director

___________________        Director                              August __, 1996
RUSSELL FINE

___________________        Director                              August __, 1996
JESS RIFKIND

___________________        Chief Financial Officer               August __, 1996
BARRY PETERS