Form 10QSB
period 1996-06-30
YOU BET INTERNATIONAL INC
filed 1996-08-21
CIK 814055

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

Commission file number 33-13789 LA

                          YOU BET INTERNATIONAL, INC.
       (Exact name of Small Business Issuer As Specified in Its Charter)



     DELAWARE                                          87-0422246
(State or other jurisdiction                       (I.R.S. employer
of incorporation or Organization)                  identification no.)


                            1950 Sawtelle, Suite 180
                             Los Angeles, CA  90025
                    (Address of Principal Executive Offices

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

Yes __  No  X

The number of shares outstanding of the Registrant's Common Stock on August 10, 1996 was 8,283,333 shares.

Transitional Small Business Disclosure Format (check one)

Yes __ No  X

YOU BET INTERNATIONAL, INC.

INDEX

PART I           FINANCIAL INFORMATION                                 PAGE NO.
- ------           ---------------------                                 --------

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 1996            3
                 and December 31, 1995

                 Consolidated Statements of Operations for the Three        4
                 and Six Months Ended June 30, 1996 and 1995

                 Consolidated Statements of Cash Flows for the Six          5
                 Months Ended June 30, 1996 and 1995

                 Notes to Consolidated Financial Statements                 6

Item 2.          Management's Discussion and Analysis of Results            7
                 of Operations and Financial Condition

PART II          OTHER INFORMATION
                 -----------------

Item 6.          Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                  11
- ----------

                      YOU BET INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995



                                                   June 30, 1996            December 31, 1995
                                                   -------------            -----------------
ASSETS

   Current Assets
         Cash and Cash Equivalents                 $    2,001,522            $     3,297,908
         Accounts Receivable                               30,608                     35,608
         Prepaid Expenses                                 187,027                        -
         Other Current Assets                               6,116                      5,364
                                                   --------------            ---------------
   Total Current Assets                                 2,225,273                  3,338,880
   Fixed assets - net of depreciation                     486,923                     78,154
                                                   --------------            ---------------
Total Assets                                       $    2,712,196            $     3,417,034
                                                   ==============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
         Accounts Payable                          $      304,117            $       259,214
         Related party Payables                               -                       45,213
         Income taxes Payable                                 -                        2,400
         Other current Liabilities                         80,563                      5,410
                                                   --------------            ---------------
   Total Current Liabilities                              384,680                    312,237
                                                   --------------            ---------------

STOCKHOLDERS' EQUITY

   Common Stock (par value .001)                            8,283                      8,071
   Additional Paid-In capital                           4,498,934                  4,030,648
   Accumulated Deficit                                 (1,852,594)                  (682,822)
   Deferred Compensation                                 (327,107)                  (251,100)
                                                   --------------            ---------------

Total Stockholders' Equity                              2,327,516                  3,104,797
                                                   --------------            ---------------
Total Liabilities and Stockholders' Equity         $    2,712,196            $     3,417,034
                                                   ==============            ===============

                      YOU BET INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                   Three Months Ended June 30         Six Months Ended June 30
                                     1996             1995              1996            1995
                                  -----------      -----------      -----------      -----------
CONSULTING INCOME                 $     3,000      $    22,960      $     3,000      $    67,960

OPERATING EXPENSES
         Research & Development       359,513           55,842          570,401          118,240
         Sales & Marketing             73,796             -             148,022                -
         General & Administrative     318,522           20,028          506,122           53,578
                                  -----------      -----------      -----------      -----------

Total Operating Expenses              751,831           75,870        1,224,545          171,818
                                  -----------      -----------      -----------      -----------

LOSS FROM
OPERATIONS                           (748,831)         (52,910)      (1,221,545)        (103,858)

INTEREST EXPENSE                         (336)          (3,106)          (2,799)          (5,775)

INTEREST INCOME                        24,910             -              54,572            6,607
                                  -----------      -----------      -----------      -----------

LOSS BEFORE
PROVISION FOR INCOME
TAXES                                (724,257)         (56,016)      (1,169,772)        (103,026)

PROVISION FOR INCOME
TAXES                                     -               -                -                -
                                  -----------      -----------      -----------      -----------
NET LOSS                          $  (724,257)     $   (56,016)     $(1,169,772)     $  (103,026)
                                  ===========      ===========      ===========      ===========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                         8,283,000          343,333        8,248,000          343,333
                                  ===========      ===========      ===========      ===========
LOSS PER SHARE                    $      (.09)     $      (.16)     $      (.14)     $      (.30)
                                  ===========      ===========      ===========      ===========

                       YOU BET INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                                       Six Months Ended
                                                                 1996                    1995
                                                            --------------         --------------
CASH FLOW FROM OPERATING
ACTIVITIES:

   Net Loss                                                 $   (1,169,772)        $     (103,026)

   Adjustments to reconcile net loss to
   net cash used in operating activities:
         Depreciation                                               24,545                    436
         Amortization of deferred compensation                      52,243                      -
         Accounts Receivable                                        (5,000)                30,000
         Prepaid and other current assets                         (187,779)                     -
         Accounts Payable                                           96,013                 47,516
         Other Current Liabilities                                 (23,571)                 6,297
                                                            --------------         --------------


           Net cash used in operating activities                (1,213,321)               (31,371)
                                                            --------------         --------------

NET CASH USED IN INVESTING ACTIVITIES:
   Acquisition of equipment                                       (433,314)                (7,127)
                                                            --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance from stock (net)                         350,249                      -
                                                            --------------         --------------

         Net cash provided by financing activities                 350,249                      -
                                                            --------------         --------------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                     (1,296,386)               (38,498)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                           3,297,908                 55,477
                                                            --------------         --------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                               $    2,001,522         $       16,979
                                                            ==============         ==============

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals), necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996. The results of operations for the period ended June 30, 1996 is not necessarily indicative of the results expected for the entire year ending December 31, 1996.

NOTE 2

         In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. A total of 643,500 options were issued in 1995 which are exercisable at $2.50 per share through December 2005 and vest in four equal installments. An additional 285,000 options were issued during 1996, which were exercisable at $3.00 to $4.00 per share. A total of 85,500 options have vested at June 30, 1996. Compensation totaling $417,825 was recorded upon the issuance of the options, which amount is being amortized over the 48 month vesting period of the options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and with the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

GENERAL

         Management believes that the historical financial information relating to the Company is not indicative of the operations of the Company in the future for the following reasons:

         . In 1995, the Company generated a modest amount of revenue through consulting projects relating to on-line marketing and wagering. It is not anticipated that consulting assignments will be sought or that significant consulting revenue will be received in the current year or subsequent periods.
         . Revenue and expenses for the foreseeable future are expected to be related to the You Bet! on-line software product.

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995.

REVENUES

         Revenues declined $19,960 to $3,000 for the three months ending June 30, 1996, as compared to the three months ending June 30, 1995. Revenue declined $64,960 to $3,000 for the six months ending June 30, 1996, as compared to the six months ending June 30, 1995. The decline in revenue resulted because of the substantial cessation of consulting business in the fourth quarter of 1995 and increased emphasis related to the research and development of the You Bet! product.

EXPENSES

Research and Development

         Research and Development costs increased $303,671 (544%) to $359,513 for the three months ending June 30, 1996 as compared to $55,842 for the three months ending June 30, 1995. Research and Development costs increased $452,161 (380%) to $570,401 for the six months ending June 30, 1996 compared to $118,240 for the six months ending June 30, 1995. The increase in research and development costs were due to the build-up of staff and the continued development of the software and graphic design of the Company's You Bet! product. Salaries attributable to research and development increased $257,936 (2,635%) and $396,322 (2,032%) for the three and six month periods ending June 30, 1996 respectively, as a result of new employees hired for product development and network operations. Other areas of increased expenses in this category include consulting expenses and recruiting fees as a result of utilizing recruiters to assist in finding and hiring new employees.

Sales and Marketing

         Sales and Marketing expenses increased $73,796 for the three months ending and $148,022 for the six months ending June 30, 1996. In the first and second quarter of 1995 there was no sales or marketing expenses. In 1996, however, the Company began to establish corporate identity and product marketing programs.

General and Administrative

         General and Administrative costs increased $298,494 (1,490%) to $318,522 for the three months ending June 30, 1996 as compared to $20,028 for the three months ending June 30, 1995. General and Administrative costs increased $452,544 (837%) to $506,122 for the six months ending June 30, 1996, as compared to $53,578 for the six months ending June 30, 1995. Significant areas of increased expenses included salaries which increased $82,818 and $178,101 for the three and six month periods ending June 30, 1996, respectively, as a result of 4 new employees hired for administrative and finance operations, including a chief financial officer. No salaries were recorded in general and administrative in 1995. Other areas of significant expenses included professional fees, deferred compensation expense and rent.

Interest Income and Expense

         Interest income increased $24,910 for the three months ending June 30, 1996; there was no interest income in the comparable period. Interest income increased $47,965 (733%) to $54,572 for the six months ending June 30, 1996 compared to $6,607 for the six months ending June 30, 1995. The increases were primarily the result of investing, on a short term basis, the proceeds of the sale of the Company's securities in interest bearing accounts. Interest expense decreased $2,770 (89%) to $336 for the three months ending June 30, 1996 from $3,106 for the three months ending June 30, 1995 and $2,976 (52%) to $2,799 for the six months ending June 30, 1996 from $5,775 for the six months ending June 30, 1995 as a result of a decline in interest accruing liabilities.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and borrowing from related parties. During the six months ending June 30, 1996, the Company's cash position decreased $1.3 million to $2.0 million as of June 30, 1996, compared to $3.3 million at December 31, 1995. The decrease was attributable to $1,213,000 used in operating activities, and $433,000 used for the acquisition of equipment. The cash expended was partially offset by the receipt in 1996 of $350,000 of cash proceeds from the private placement that began in 1995.

         Cash used in operating activities consisted of research and development costs of $568,000, marketing costs of $148,000, and general and administrative costs of $431,000. These costs were partially offset by interest income of $52,000. In addition, prepaid expenses increased $188,000 as result of prepaying the office lease and accounts payable, and other liabilities increased $75,000 from extending the payment period to vendors.

         In July 1996, the Company entered into a capital lease that calls for a $100,000 sale and lease back of equipment previously purchased and a $150,000 line for new purchases. The lease is payable over 30 months, with a 20% security deposit of which 1/3 is returned after each year, with an effective interest rate of approximately 15% per annum.

         The Company has begun a new private placement offering in the summer of 1996. The Company is offering for sale on a "best efforts" basis, a maximum of 1,115,000 shares (at an anticipated price of $4.50 per share) of the Company's .001 par value Common Stock, exclusively to persons other than U.S. Persons, as defined in Regulation S ("Regulation S"), promulgated under the Securities Act of 1993, as amended (the "Securities Act"), in offshore transactions.

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

         Financial Data Schedule (EDGAR filing only).

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



___________________        Chief Financial Officer          August __, 1996
BARRY PETERS