Form 10-K
period 1996-12-31
YOU BET INTERNATIONAL INC
filed 1997-04-15
CIK 814055

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996

                       Commission File Number 33-13789 LA

                           YOU BET INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

               Delaware                               87-0422246
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

     (Title of each class)                      (Name of each exchange
     Common Stock, .001 par value                on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    NO  X
                                        ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenue for the fiscal year ended December 31, 1996: $7,725

As of April 6, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,736,149.

As of April 6, 1997 the Registrant had 8,283,333 shares of its common stock ("Common Stock"), $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into Parts I, II or III.

                                     PART I

ITEM 1:    BUSINESS

THE COMPANY

    You Bet International, Inc. (the "Registrant" and together with its consolidated subsidiaries, the "Company"), is a provider of entertainment technology and services. The Company believes that the proliferation of multimedia personal computers (PCs), the advancement of technologies for data compression and the production of sophisticated interactive software have spurred a demand in the market for interactive entertainment products. The Company plans to focus on services that require access to live events and databases interactively. The Company's principal executive offices are located at 1950 Sawtelle Boulevard, Suite 180, Los Angeles, CA 90025, and its telephone number at that address is 310-444-3300.

RECENT DEVELOPMENTS

   1. Liquidity Problems As of April 6, 1997, the Company had cash and cash equivalents of approximately $270,000 and short term obligations of approximately $2,636,000. The short term payables include $975,000 in bridge notes (See 1996 offerings) which may be converted into common stock at the note holders option. Accordingly, the Company is experiencing certain liquidity problems that are expected to continue until the Company completes some form of additional financing. The Company has commenced discussions with a number of investment banking, venture capital and other financial enterprises regarding obtaining additional financing. The Company believes that its current resources will enable it to operate at current expenditure levels through June, 1997. If a financing is not completed at that date, the Company will have to significantly curtail its planned testing of You Bet, the Company's first product, which is contemplated for May 1997, and other planned expansion activities. In any event, it is not likely that the Company will be able to finance its contemplated operations beyond the next six months with out obtaining significant financing, at which time the Company may be forced to cease all ongoing development and marketing operations. No assurance can be given that the Company will be able to find such financing, that such financing, if available, will be on terms acceptable to the Company. See "Management's Discussion and Analysis and Results of Operations-Liquidity and Capital Resources".


    2. Introduction of First Product

    In January 1997, after completing the construction of the first product and software and installing necessary processes and procedures to administer the product, the Company entered Alpha testing. The Company also scheduled approvals with the New York Racing and Wagering Board and the New York State Tax Department. These approvals are necessary for the product certification.

    The Company anticipates entering the limited release of approximately 400 users in the second quarter of 1997. During the limited release, the entire service functionality will be operational to test and validate the system with live bets. Consumers will not be charged for on-line time or for information purchases during the limited release. Based on testing throughout the limited release, the Company will schedule a national roll-out where it will begin to charge subscription fees, on-line time and information purchases. This is anticipated for the third quarter of 1997.


THE COMPANY'S INITIAL SERVICE

    The Company's first application - The You Bet! Racing Network (YBRN) - will enable subscribers to gather a substantial amount of information on horse racing events, witness the events live, and transmit wagering data on the events to licensed account wagering entities, by accessing the Company's private computer network. The proprietary software developed by the Company gives the experienced handicapper and novice an all inclusive package, through a computer based network for the horse racing experience which include: (FLP)

        o   Real time audio and video feeds from multiple tracks

        o Immediate transmission of wagering information from a PC to a licensed account wagering facility

        o   Complete historical and race day information

        o   Live odds and results

        o   Convenient account management

(1)

-----------------
        (1) Forward Looking Statements. The symbols "FLS" and "FLP" refer to a "forward looking statement" or "forward looking paragraph". The information contained herein is subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements or paragraphs. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

        Assuming the Company's product can be developed as anticipated, the Company will need additional capital to market the product. The Company's need for additional capital will be dependent

    The Company developed The You Bet! Racing Network to satisfy a perceived market need in the horseracing industry because of the following:

        o The market is substantial - $14.7 billion domestically and $100 billion internationally.

        o The wagering trend is to off track sources such as the YBRN. Wagering on domestic horse racing wagering, has continued to grow principally because of the explosive growth from off-track sources. From 1993 to 1995, the estimated percentage of off-track betting has grown from 44.7% to 68.3% of all domestic wagers placed ($10 billion in 1995).

        o Horse racing wagering data is currently being transmitted from interstate account holders to account wagering entities from five states via telephone lines. Those entities use that information to place wagers from the account holders' balance into the wager pools of the host tracks. The current systems in place do not enable account holders to experience the race or interactively access data or the account wagering facility from one source. (See Business Guide - Government Regulation; Legality)

        o   The Company's experience in horse racing (See Company History).

    The Company believes that its You Bet! Racing Network will be well received in the horse racing industry: (FLP)

        o   The fan has a more convenient way to experience horse races.

        o The licensed account wagering facility will benefit from more account holders and activity. They will also benefit from streamlining the transmission of the wagering process.

------------------
upon a number of factors, including the rate at which the Company's products are utilized and the level of effort needed to develop and commercialize additional applications. The unavailability of additional funds when needed could have a material adverse affect on the Company. The availability of debt and or equity financing, as well as financing from joint venture sources, is affected by, among other things, world wide economic conditions, interest rates, and the general competition for funds. No assurance can be given that the Company will be successful in obtaining additional financing.

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

        o The host tracks (tracks where the races are run) receive increased wagering activity as a result of their races reaching fans from outside their geographic area.

        o The horse racing industry benefits from increased access and promotion of their sport.

        o State governments will receive increased tax revenues through increased purses.

   The Company believes that the convenience and availability of off-track sources has had a major impact on the industry. The ability to transmit wagering data to licensed wagering facilities by using a customer's personal computer from home, office or elsewhere would extend this trend and accelerate the industry's growth. The Company intends to enter this market with its computer network service and derive revenue from subscription fees, on-line time charges, data delivery charges, and fees from the account wagering facility for the transmission of the wagering data (FLP)

    STAGE OF DEVELOPMENT

    The Company has entered into an agreement with the New York Racing Association to introduce a limited release of its proprietary service beginning in May, 1997. The Company expects the limited release will be in effect until July 1997 when a national release of the service is planned (FLP).

    STRATEGIC PARTNERSHIPS

    Account Wagering Entity

    The New York Racing Association operates three of the top six race tracks in the United States, offers full-cards simulcasting to "witness" the event, and already has an established, legal interstate telephone account wagering system.

    Data Provider

    The Company has entered into a five-year agreement with Equibase, of the premier horse racing data providers to receive a copy of the official thoroughbred database. This agreement will enable the Company to provide customers, via their PC, with remote access to critical racing information and statistics including handicapping information, last minute odds, jockey substitution, weather conditions and live audio/video of the races. (FLP)

    Private Network Provider

    The Company has also entered into a partnership with a major data network provider, which will allow bettors using the Company's private network to transmit confidently wagering data at the last minute with more efficiency than the current phone wagering process where last minute bets are subject to operator error or busy signals. Wagering results will also be transmitted through the system and the licensed wagering facility automatically debiting or crediting the bettor's pre-established, existing account based upon the success of the wager.

COMPETITIVE ADVANTAGES & BARRIERS TO ENTRY

Proprietary Technologies

    The Company has developed a number of proprietary software technologies that provide key competitive advantages and barriers to entry including, but not limited to:

    (i) A national multicast network allowing for reliable and economical delivery of audio, video, and information updates to a virtually unlimited audience. (FLP)

    (ii) Open architecture capable of providing multi-currency and multi-lingual games including horse racing and other high-level participation games (i.e. use with international sporting events). (FLP)

    (iii) A distributed high speed transaction platform capable of handling the extreme peak loads of interactive wagering. (FLP)

    (iv) Proprietary security technologies and techniques. (FLP)

    Totalisator System

    The totalisator system consists of a complex computer software and hardware that calculates wagering odds, facilities infield scorebroads and numerous types of customer ticket issuing machines at horse racing tracks. There is limited knowledge in this niche industry, and it will be difficult for technology companies to acquire this expertise. The Company's prior experience (with PC Totes see Company History) in all aspects of developing, deploying, and running totalisator systems provides a key competitive advantage and barrier to entry
(FLP).

    MARKETING AND SALES

    It is management's belief that the introduction, availability and ease of use of its computer network service will create a meaningful opportunity to attract a significant portion of the existing horse racing market and to reach out to many new potential customers. Initially, the Company intends to target U.S. handicappers who already use a computer for racing information. The Company believes this market segment alone is sufficient to generate positive cash flow. Moreover, the Company intends to develop vigorously the use of its computer network service in international markets as well by utilizing the Company's favorable affiliations with individuals and organizations familiar with such markets.(FLP)

    The You Bet! Racing Network (YBRN) has two principal target markets: existing handicappers and individuals with access to a personal computer and modem. The

Company's marketing to existing handicappers is expected to focus on YBRN providing convenient, current and more detailed information than that available from traditional sources. The other target market is those individuals who otherwise have access to PC/Modems but have not previously exhibited a substantial interest in racing. The Company will attempt to interest PC users on the basis of the intellectual and financial challenge of either simulated betting or actual betting. Both of these groups consists of large populations of individuals with generally high levels of discretionary income, and the former group has evidenced serious interest in wagering and gaming. (FLP)

   Although these groups can be reached through traditional print and broadcast means, the Company plans to employ a strategy that leverages the low cost and wide reach of on-line services and the Internet. The Company plans to allow free access to YBRN software on-line for download.(FLP)

   COMPANY HISTORY

   On December 6, 1995, the Company (which concurrently changed its name to You Bet International, Inc. and which was formerly known as Continental Embassy Acquisition, Inc. ("CEA")) completed the acquisition (the "Acquisition") of You Bet! Inc. ("YBI", which was formerly known as PC Totes, Inc.) a privately held Delaware corporation. The Acquisition was completed concurrently with the closing of a private placement of securities of YBI.

   Upon the consummation of the Acquisition, the shareholders of MiddleWare Telecom Corporation, a California corporation ("MTC"), who were also the principal shareholders of YBI, contributed the stock of MTC to YBI without additional consideration.

   At the time of the Acquisition, YBI had been offering (and the Company, as successor, continued to offer) securities in private placements to accredited investors and in offshore transactions to persons who were not U.S. persons. Gross proceeds to the Company from the combined offering, which continued into 1996, were approximately $4.8 million, including approximately $650,000 which was in the form of the cancellation of certain indebtedness. The remaining proceeds have been used by the Company for expenses related to the merger with a public company and the costs of the private placement, product development and other general corporate purposes.

   YBI has over eight years of experience developing computer-based wagering systems. In 1987, YBI developed a personal computer ("PC") based "totalisator" system that is used to operate the wagering systems at horse and dog racing tracks. The totalisator system is called the "PC Tote" and includes facilities for infield scoreboards, closed circuit television, and numerous types of customer ticket issuing machines. The system is currently in use at several racetracks in the Far East. Through the implementation of this horse and dog racing pari-mutuel wagering system, YBI was one of the first companies worldwide to employ PC based technology in a real-time, transaction processing environment.

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

   o ODS is developing an in-home pari-mutuel wagering system that requires an ODS television set-top box and interactive technology. The system is currently being tested in Kentucky.

   o IWN is a division of NTN Communication, a publicly traded company that provides interactive trivia entertainment in sports bars, hotels, and other hospitality environments. IWN has announced that it will release an in-home pari-mutuel wagering system based on PCs in 1996. Until recently, YBI was the technology development partner of IWN, providing all technical expertise and manpower. IWN and YBI signed a Separation and Settlement agreement, providing IWN with what management believes is an early and incomplete version of the PC client software. IWN has no rights or access to YBI's interactive host technology. In addition, YBI retained all personnel involved in the development of the interactive wagering products and devices and has since gone on to develop the second generation client software.

    Because the market for interactive software products is still emerging and the cost barriers to entry into this market are relatively low, the Company expects the number of competitors to increase. Companies with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, invest more in the development of production technology and communication networks, adopt more aggressive pricing policies and make higher offers or guarantees than the Company. In addition, the Company believes that potential new competitors, including large software companies, media companies, and gaming companies, are increasing their focus on the interactive software market and network connectivity. Competition for the Company's product is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition or reduced profit margins. (FLP)

   GOVERNMENT REGULATION; LEGALITY

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

   The Company has been advised by counsel that it can legally provide the facilities through which subscribers communicate interstate wagers in the five states that allow interstate telephone account wagering (30% of the domestic market) and the other states that allow parimutuel wagering subject to state and local requirements. The Company also believes that it can operate (or license technology) in numerous countries that allow telephone and account wagering, including Canada, Mexico, the United Kingdom, Australia, and Hong Kong.

   In connection with its proposed activities, the Company might be considered to be engaged in the gaming business. The Company will not actually be placing or accepting any wagers. The Company will transmit the wagering data on behalf of the subscriber to the licensed account wagering facilities with which the Company has appropriate contractual relationships. These facilities will take the data to make a wager from the subscriber's account with that facility. The results will be transmitted to the subscriber through the YBRN and the transfer of funds into and out of the subscribers account will be performed by the licensed account wagering facilities. Although the Company intends to obtain indemnification from each such account wagering entities, no assurance can be given that such indemnification will be available or, if obtained, that such provisions will be enforceable or adequate from a financial standpoint.

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

   EMPLOYEES

   As of March 31, 1996, the Company engaged thirty-six employees and two consultants. Of the employees, six are administrative or support personnel. The Company believes that its relationship with its employees is good. Additional employees will be hired to help maintain and operate the You Bet Racing Network and to market to the consumer and horse racing industry.

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Pursuant to Section 228 of the General Corporation Law of the State of Delaware, the Company adopted the following resolutions:

   The Company had adopted two stock option plans, the 1995 Stock Option Plan (the "Employee Plan") and the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") (the "Employee Plan and the Non-Employee Directors Plans are referred to as the "Plans");

   The Company amended such Plans so that (i) the Employee Plan shall relate to the grant of option equaling 13.5% of the Company's outstanding Common Stock and
(ii) the Non Employee Directors Plan relates to the grant of options equaling 1.5% of the Company's Common Stock.

   There were 5,007,950 (60.4%) votes cast in favor of these resolutions.


                                     PART II

   ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   a. Stock: The Company's Common Stock has been traded on the electronic bulletin board under the symbol "UBET". The following table sets forth for the periods shown, the high and low bid prices as reported by NASDAQ. The bid prices reflect interdealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to the Acquisition, the Company's stock traded irregularly. Since the Acquisition, the limited number of shares of free trading stock may have impacted the market for the Company's shares.

Common Stock
------------
                                                                 High    Low
                                                                 ----    ---
1997:
        First Quarter.....................................       3.75    2.50
1996:
        Fourth Quarter....................................       5.75    2.50
        Third Quarter.....................................       4.75    3.25
        Second Quarter....................................       5.00    1.00
        First Quarter.....................................       5.75    3.00

1995:
        Fourth Quarter (From December 7, 1995).............      7.00    5.00


   On April 6, 1997 the closing bid price for the Common Stock was $3.00 and the closing asked price was $3.50 per share. The approximate number of holders of record of Common Stock on that date was 206.

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

   ITEM 6: SELECTED FINANCIAL DATA

   Selected historical financial data presented below as of and for the three years ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The following financial information should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8.

                       SUMMARY OF SELECTED FINANCIAL DATA
                         (in thousands except per share)

                             YEAR ENDED DECEMBER 31,


STATEMENT OF OPERATIONS DATA:                      1996         1995       1994
-------------------------------------------     -------      -------      -----
REVENUES
                                                $     8      $   152      $ 186
                                                -------      -------      -----
EXPENSES:
     Research and development                     1,610          318          2
     Sales and Marketing                            664            0          0
     General and administrative                   1,657          235        107
                                                -------      -------      -----
          Total Expenses:                         3,931          553        109
                                                -------      -------      -----
 (LOSS) INCOME FROM OPERATIONS                  $(3,923)     $  (401)     $  77
 INTEREST INCOME (EXPENSE), NET                      63          (20)       (24)
                                                -------      -------      -----
 (LOSS) INCOME BEFORE PROVISION
      FOR INCOME TAXES AND
      EXTRAORDINARY ITEM                         (3,860)        (421)        53

 PROVISION FOR INCOME TAXES (Note 5)                  4            2          2
                                                -------      -------      -----
 (LOSS) INCOME BEFORE
 EXTRAORDINARY ITEM                              (3,864)        (423)        51
                                                -------      -------      -----

     EXTRAORDINARY ITEM                              --           20         --
                                                -------      -------      -----
 NET (LOSS) INCOME                              $(3,864)     $  (403)     $  51
                                                =======      =======      =====

 WEIGHTED AVERAGE COMMON
 STOCK AND COMMON
 EQUIVALENT SHARES OUTSTANDING                    5,730          678        343

PER SHARE AMOUNTS:

   NET (LOSS) INCOME PER SHARE
   BEFORE EXTRAORDINARY ITEM                    $  (.67)     $  (.62)     $ .15

   EXTRAORDINARY ITEMS                               --          .03         --
                                                -------      -------      -----
   NET (LOSS) INCOME                            $  (.67)     $  (.59)     $ .15
                                                =======      =======      =====

 BALANCE SHEET DATA

 WORKING CAPITAL (DEFICIT)                      $(1,346)     $ 3,339      $  85

 TOTAL ASSETS                                   $ 1,311      $ 3,417      $  85

 LONG-TERM DEBT AND
 OBLIGATIONS UNDER CAPITAL
 LEASES (including current portions)            $   427      $     0      $   0

 STOCKHOLDERS' (DEFICIT) EQUITY                 $  (405)     $ 3,105      $(258)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Registrant has for the past year, used its resources to focus on developing its product software, computer network service and establishing alliances inside of horse racing. The Company's computer network service is ready for deployment, key partnerships have been established and the product is scheduled for beta testing in May 1997. However the Company is currently experiencing cash flow difficulties, which has impacted the ability of the Company to implement its business plan.

   In September 1996, the Company announced its intention to seek, on a best efforts basis, up to $4,500,000 through a private placement of Regulation D Units, to "accredited investors", as defined in Rule 501 of Regulation D, and the concurrent offering of the Regulation S Units to persons other than "U.S. persons", as defined in Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each Regulation S Unit and Regulation D Unit were priced at $22,500 per share and were to consist of 5,000 shares of the Company's common stock.

   The Company, having been unable to complete the above described placement, that it was terminated the Offering around December 5, 1996. Since that time, the Company has been offering to accredited investors (the "Bridge Offering") certain Bridge Units, each such Bridge Unit consisting of $50,000 principal amount of 15% Secured Convertible Notes (the "15% Notes"or "Bridge Notes") and 20,000 Common Stock Purchase Warrants (the "Warrants"). As of April 6, the Company has been able to effectuate the sale of $975,000 principal amount of Bridge Units. (see Liquidity and Capital Resource section).

   Management believes that the historical financial information relating to the Company is not indicative of the operations of the Company in the future for the following reasons:

   o In 1994 and 1995, the Company has pursued most of its ongoing business activity through consulting projects relating to on-line marketing and wagering. It is not anticipated that consulting assignments will be sought or significant consulting revenue will be received in the current year or subsequent periods.

   o In mid-1995 and fiscal year 1996 the Company focused exclusively on the research and development of The You Bet! Racing Network and the recruitment of key employees.

   o It is anticipated that future years (1997 and beyond) that costs associated with providing the service will be much more significant with relation to development costs (FLS).

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

   Revenues decreased $144,000 from $152,000 in 1995 to $8,000 in 1996 as a result of the cessation of consulting business in 1995 and the focus on the development of The You Bet! Racing Network.

   Expenses increased $3,378,000 to $3,931,000 in 1996 from $553,000 in 1995 as the Company continued its development efforts on the product and the virtual private network, recruited and hired the management, horse racing, and technical teams, and attracted strategic partners. The components of the increase in expenses were payroll and consulting expense of $1,898,000 as the management, horse racing, and technical teams were hired, other product and network development costs of $311,000, marketing costs of $228,000 to promote the product and the Company, and increased general and administrative costs of $941,000 associated with the increased number of employees and legal, accounting and other expenses related to failed September 1996 private placement offering.

   Interest income increased $64,000 from $14,000 in 1995 to $78,000 in 1996 primarily from the short-term deployment of funds raised from the Company's private placement in late 1995.

   Interest expense decreased $19,000 to $15,000 in 1996 from $34,000 in 1995, primarily resulting from a decrease in short-term borrowings.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

   Revenues declined $36,000 to $152,000 in 1995 from $186,000 for 1994 as a result of the cessation of consulting business in the fourth quarter of 1995 in connection with the Company's decision to focus exclusively on the research and development of The You Bet! Racing Network. During 1995, the Company signed a termination agreement with its principal consulting customer.

   Operating expenses increased $444,000 to $553,000 in 1995 from $109,000 in 1994 because of costs incurred in developing The You Bet! Racing Network. The components of the increase were payroll and consulting expense of $279,000 as more programmers and development personnel were added, other development costs of $69,000, marketing costs of $68,000 to promote the product and the Company, and increased general and administrative costs of $28,000 associated with the increased number of employees.

   Interest income of approximately $14,000 was earned in 1995, primarily from the short term deployment of funds raised from the Company's private placement in late 1995. The Company did not earn any interest income in 1994.

   Interest expense increased approximately $10,000 to $34,000 in 1995 from $24,000 in 1994, primarily resulting from an increase in short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Position

   The Company is currently experiencing certain liquidity problems that are expected to continue until the Company completes some form of long term financing. In response to this situation, the Company has reduced the number of its employees, agreed to defer compensation to certain of its senior officers, and otherwise reduced operating and capital expenditures. The Company has $270,000 in cash and cash equivalents and $2,636,000 of short-term payables as of April 6, 1997. The short term payables include $975,000 in bridge notes (See 1996 offerings) which may be converted into common stock at the note holders option.

   The Company is dependent upon the proceeds of long term financing (see 1997 offering) for the continuation of its current testing and marketing efforts relating to The You Bet! Racing Network (YBRN) software and for the continuation and expansion of the Company's development activities and planned marketing expenditures. If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost cutting actions, including suspending all or a portion of its activities.

   The Company expects that the cash on hand coupled with the cash to be raised from the new private placement (see 1997 offering), assuming it will be successful, will be sufficient for operating expenses and capital expenditures through at least June 1998. No assurance can be given that the Company will be successful in raising additional funds. If the Company is not successful in raising this additional financing, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost cutting actions, including suspending all or a portion of its activities.
(FLS)

   The Company's need for capital (beyond that contemplated in the anticipated private placement) during the next year or more will vary based upon a number of factors, including the rate at which demand for products expands, the level of sales and marketing activities for its products, and the level of effort needed to develop and commercialize additional applications. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. Additional funds may not be available on terms acceptable to the Company when the Company needs such funds. The unavailability of additional funds when needed could have a material adverse effect on the Company. (FLP)

   1996 Offerings

   In September 1996, the Company announced its intention to seek, on a best efforts basis, up to $4,500,000 through a private placement of Regulation D Units, to "accredited investors", as defined in Rule 501 of Regulation D, and the concurrent offering of the Regulation S Units to persons other than "U.S. persons", as defined in Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Each Regulation S Unit and Regulation D Unit were priced at $22,500 per share and were to consist of 5,000 shares of the Company's common stock. The Company having been unable to complete the above described placement, terminated the Offering in December 1996.

   Since that time, the Company has been offering to accredited investors (the "Bridge Offering") certain Bridge Units, each such Bridge Unit consisting of $50,000 principal amount of 15% Secured Convertible Notes (the "15% Notes"or "Bridge Notes") and 20,000 Common Stock Purchase Warrants (the "Warrants"). No minimum subscription is required and the Company intends to accept any qualified subscriptions. The principal amount of, and interest on, the 15% Notes shall be due and payable on the earlier to occur of (i) a public or private financing raising in excess of $5,000,000 of net cash proceeds to the Company (ii) the first anniversary of the Initial Closing Date, and shall be secured by substantially all of the assets of the Company. Each Warrant (the "Bridge Warrants") entitles the holder thereof to acquire one share (each such share, a "Warrant Share") of Common Stock at the exercise price per share of $2.50 during the period commencing two business days following the effective date (the "Effective Date") of the registration statement relating to a sale of the Company's securities.

   The Company has been able to continue operations on a limited basis by deferring salaries, delaying payable payments and funding from the bridge facility. To date, the Company has been able to effectuate the sale of $975,000 principal amount of Bridge Units.

   1997 Offering

   On March 17, 1997 the Company initiated a private placement where the Company is seeking to raise up to $10,000,000 in gross proceeds before deduction of expected placement fees and expenses, through a private placement of Units to persons who are not U.S. persons, as defined in Regulation S, in offshore transactions, as defined in Regulation S (the "Offering").

   Concurrently, the Company is also seeking to offer in the United States identical Units as is offered for this Offering for the same Unit price of $25,000 per Unit, each Unit consisting of 10,000 Shares of the Company's $.001 par Common Stock and 5,000 callable Series D Warrants, each Warrant allowing its holder to purchase a Share of Common Stock for $5.25 per Share for a period of up to two years from the date of issue (the "Domestic Offering"). The concurrent Domestic Offering in the United States will only be to accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act. In no event, however, will the aggregate amount of subscriptions for this Offering and for the Domestic Offering be accepted for an amount in excess of the maximum $10,000,000 (4,000,000 Shares of Common Stock and 2,000,000 Series D Warrants) amount of this Offering (without regard for the Over-Allotment option).

   The Company intends to have an initial closing ("Initial Closing") of this Offering under this Private Placement Memorandum when an aggregate of at least 240 Units have been subscribed for at an aggregate price of at least $6,000,000. See "Description of Securities" herein for a more detailed description of the Shares and Warrants included in the Units. After such Initial Closing, the Offering may continue with the intent of raising up to an aggregate of $10,000,000 from the sale of up to an aggregate of 400 Units, not including any Over-Allotment amount, from either the Domestic Offering and/or this Offering.

   The net proceeds available for use by the Company from the sale of the Units being offered hereby will vary depending on the number of Units sold. If only the minimum aggregate number of Units is sold, the net cash proceeds to the Company are estimated to be $5,275,000 after deducting the placement fee and expenses estimated at an aggregate of $725,0000. If the maximum aggregate number of Units is sold, the net cash proceeds to the Company are estimated to be $9,100,000 after deducting the placement fee and expenses estimated at an aggregate of $900,000. The net proceeds are expected to be used for the final stage development of the You Bet! Racing Network software; Private Network installation, expansion and usage; marketing activities such as service launch, customer acquisition, website creation and maintenance, and promotional programs for frequent users, repay short-term loans; certification for the product software and service; new accounting and management software; and for general corporate purposes.

   The private placement documents requires David Marshall to transfer the present job functions of the Company's CEO and President positions when a suitable candidate with appropriate experience can be recruited. (See Item 10 - Management)

   1996 Use of Cash

   During the year ended December 31, 1996, the Company's cash position decreased $3.2 million to $87,000 compared to $3.3 million at December 31, 1995. In December 1995, the Company closed a portion of a private offering, issuing 1,290,000 shares and warrants to purchase an additional 645,000 shares of Common Stock at an exercise price of $5.25 and receiving net proceeds of approximately $3.0 million after payments of commissions and other offering expenses. The private placement offering generated an additional $950,000 after commissions and expenses in 1996 from the issuance of 650,000 additional shares and warrants to purchase 325,000 additional shares of Common Stock. Substantially all of the Company's then existing indebtedness (aggregating $650,000) was retired.

   Net cash used by operating activities totaled $2,843,000 during 1996, which was used for continued development efforts on the product and the virtual private network, recruitment and employment of the management, horse racing, and technical teams, costs incurred to attract strategic partners. In addition, the Company incurred increased legal, accounting and other expenses related to failed September 1996 private placement offering.

   Cash flows used in investing activities totaled $780,000 for capital expenditures principally for the test and production environment and the virtual private network.

   The Company has entered into a capital lease that provides for a $100,000 sale and leaseback of equipment previously purchased by the Company and a $150,000 line for new equipment purchases in the third quarter 1996. The lease terms are 30 month, 20% security deposit of which 1/3 is returned after each year with an effective interest rate of approximately 15% per annum.

   The Company also entered into a capital lease that provides a $160,000 line for new equipment purchases in the first quarter 1997. The lease terms are 36 month, with no security deposits and an effective interest rate of approximately 15% per annum.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements of the Company is included in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   At a board meeting on January 15, 1996 the Board of Directors of the Company (the "Board") authorized the Company's executive officers to engage new auditors for the fiscal year ended December 31, 1995. As of February 28, 1996 the Company engaged the accounting firm of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ended December 31, 1995. The firm of Robinson, Hill & Co. (sometimes referred to herein as "Prior Firm") was replaced because the Prior Firm was located in Salt Lake City and the Company has moved its offices to Los Angeles, California after its December 6, 1995 Acquisition of YBI. The Board's decision to retain Deloitte & Touche LLP was based primarily on its national reputation, partner availability and familiarity with the Company's general business in the computer software industry. During the fiscal year ended December 31, 1994 and the interim period beginning January 1, 1995 through February 28, 1996 there were no disagreements with the Prior Firm on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

                                                               First Became a
Name                                           Age          Director or Officer
----                                           ---          -------------------
David Marshall, Chairman                        34                 1989
and CEO

Russell Fine, Executive                         33                 1989
Vice President, Chief
Technology Officer, Director

Ron Luniewski, Chief
Operating Officer                               33                 1996

Barry Peters, Chief
Financial Officer                               38                 1996

Steve Molnar, Executive
Vice President, Racing                          53                 1995

Jeff Franklin, Executive
Director/Racing Product                         43                 1995
Development

Jess Rifkind, Director                          65                 1995


DAVID MARSHALL, CEO AND PRESIDENT

   Marshall was the CEO and co-founder of PC-Totes, Inc. (PC-Totes) and MiddleWare Telecom Corporation (MTC), both of which now comprise You Bet!, Inc. In 1987, PC-Totes developed the world's first fault tolerant, PC based computer totalisator system that is now used to operate wagering at horse and dog racing tracks in Thailand, Malaysia, Guam and other countries in the Pacific Rim. Presently, while Marshall intends to remain an active officer of the Company, he also intends to transfer the present job functions of the

Company's CEO and President positions when a suitable candidate with appropriate experience can be recruited. When such replacement occurs, Marshall intends to focus his efforts on strategic matters and pursuing appropriate joint ventures.

RUSSELL FINE, EXECUTIVE VICE-PRESIDENT AND CHIEF TECHNOLOGY OFFICER

   Fine was the Chief Technology Officer and co-founder of MiddleWare Telecom Corporation (MTC) and Vice-President of Research and Development at PC-Totes Inc. (PC-Totes). Fine has been instrumental in ensuring the exceptional success of these companies within the interactive system development industry. For example, at PC-Totes, he spearheaded the innovative design and overall development of one of the world's high-speed, fault tolerant, real-time transaction processing systems to use PC technology. Similarly, while at MTC, Fine designed and managed the development of interactive wagering software, including the development of real-time metering and billing systems, data translation software and multimedia CD-ROM content development.

RON LUNIEWSKI, CHIEF OPERATIONS OFFICER

   Luniewski comes to You Bet! from EDS where he has more than 11 years of experience directing large software development efforts. Most recently, Luniewski was VP of GM Marketing & Advertising, and was responsible for providing information technology and consulting services to his GM clients. This included the development and implementation of the largest integrated Internet project in the world.

BARRY PETERS, CHIEF FINANCIAL OFFICER

   Peters is a senior financial executive with experience in start-ups, interactive service companies, and large multinational corporations. Peters was previously employed as Chief Financial Officer/Senior Vice President of Interactive Cable Systems (ICS Communications). He was a founding member of ICS's executive team. At ICS, he started a company that pioneered providing cable television, telephone and security services to apartment building residents. The Company's market capitalization grew from $4 to $250 million, and revenue from $1 million to $20 million in less than two years. Previously, Peters started his interactive career at Spectradyne where he was Financial Director of field operations, responsible for 400 employees. Prior to Spectradyne, Peters was responsible for reviews of United Technologies international joint ventures - specifically in the Pacific Rim

STEVE MOLNAR, EXECUTIVE VICE-PRESIDENT, RACING

   Molnar held the positions of Director of Marketing, and then President and Chief Operations Officer of McKinnie Systems. Under his leadership, McKinnie Systems implemented a nationwide licensing system based on Smart Card technology. The company also became the number one computer software supplier to racetracks throughout North America.

JEFF FRANKLIN, EXECUTIVE DIRECTOR/RACING PRODUCT DEVELOPMENT

   Previously in his role as jockey agent, Franklin has represented such icons as Gary Stevens, Patrick Valenzuela and Jose Santos, winning more than fifteen riding titles throughout the country. In addition, he helped build and develop some of racing's most successful stables. Brookside Farms (owned by Allen E. Paulson) received the prestigious Eclipse Award as the country's leading breeder during Jeff Franklin's term as racing manager.

ITEM 11:       EXECUTIVE COMPENSATION

   The Summary Compensation Table below includes, for each fiscal year ended December 31, 1996 and 1995 individual compensation for services to the Company and its subsidiaries of the President and Executive Vice President (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

Long Term                       ANNUAL COMPENSATION                 AWARDS                   PAYOUTS
                       ------------------------------------ ------------------------- ------------------------
                                                     OTHER
                                                     ANNUAL                  SECURITIES
                                                     COMPEN-   RESTRICTED    UNDERLYING    LTIP     ALL OTHER
                           SALARY         BONUS      SATION      STOCK        OPTIONS/    PAYOUTS  COMPENSATION
NAME           YEAR          ($)           ($)         ($)     AWARD(S)($)    SARS (#)      ($)         ($)
-------------- ------- ------------ ----------- ----------- ------------ ------------ ---------- -------------
DAVID          1996        130,000         ---         ---          ---          ---        ---         ---
MARSHALL       1995         72,800         ---         ---          ---          ---        ---         ---

RUSSELL FINE   1996        120,000         ---         ---          ---          ---        ---         ---
               1995         52,558         ---         ---          ---          ---        ---         ---

STEVE MOLNAR   1996         74,750         ---         ---          ---          ---        ---         ---
               1995         19,750         ---         ---          ---       80,000        ---         ---

RON LUNIEWSKI  1996         98,885         ---         ---          ---          ---        ---         ---
               1995              0         ---         ---          ---      100,000        ---         ---

BARRY PETERS   1996        111,654         ---         ---          ---      100,000        ---         ---

JEFF FRANKLIN  1996         66,300         ---         ---          ---          ---        ---         ---
               1995              0                                            60,000

OPTION GRANTS IN LAST FISCAL YEAR

        SHOWN BELOW IS INFORMATION ON GRANTS OF STOCK OPTIONS PURSUANT TO THE 1995 STOCK OPTION PLAN DURING THE FISCAL YEAR ENDED DECEMBER 31, 1996 TO THE OFFICERS WHICH ARE LISTED IN THE SUMMARY COMPENSATION TABLE ABOVE.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      POTENTIAL REALIZED VALUE AT ASSIGNED
                           ANNUAL RATES OF STOCK PRICE



                            INDIVIDUAL GRANTS IN 1996
                  ------------------------------------------
                    NUMBER OF
                   SECURITIES
                       UNDER-                                                    POTENTIAL REALIZED VALUE AT ASSIGNED
                        LYING    PERCENTAGE OF     EXERCISE                            ANNUAL RATES OF STOCK PRICE
                      OPTIONS   TOTAL OPTIONS/      OR BASE                  ------------------------------------------
                         SARS  /GRANTED TO EM-     PRICE PER                 STOCK      DOLLAR        STOCK      DOLLAR
                      GRANTED      PLOYEES IN          SHARE  EXPIRATION     PRICE       GAINS        PRICE       GAINS
NAME                      (#)     FISCAL YEAR            ($)        DATE     ($5%)         ($)        ($10%)         ($)
----              ----------   --------------      ---------  ----------     -----     ------         -----      ------
David Marshall              0             ---            ---        ---        ---         ---          ---         ---

Russell Fine                0             ---            ---        ---        ---         ---          ---         ---

Steve Molnar                0             ---            ---        ---        ---         ---          ---         ---

Ron Luniewski               0             ---            ---        ---        ---         ---          ---         ---

Barry Peters          100,000             22%          $2.50       1/06      $4.07    $157,000        $6.48    $398,000

Jeff Franklin               0             ---            ---        ---        ---         ---          ---         ---

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

   Option Plans

   In August 1996, the Company's Board of Directors approved, and recommended for adoption by the shareholders, an amendment to the You Bet 1995 Stock Option Plan (the "Employee Plan") and the 1995 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan" and together with the Employee Plan, the "1995 Plans"). The number of shares available to the employee plan was formerly limited to 12% of the aggregate amount of shares of Common Stock of the Company then outstanding and the director plan was formerly limited to 3% of the aggregate amount of shares of Common Stock of the Company then outstanding. These percentages were adjusted to relect 13.5% for the employees and 1.5% for the directors.

    As of April 6, 1997, options to purchase 1,022,614 shares of Common Stock were outstanding under the 1995 Plans, of which 176,735 are vested. The options vest ratably over four years. Common Stock purchased upon the exercise of such options are subject to restrictions which prohibit the resale of such Shares for a 24 month period commencing from the issuance of the options.

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

   Administration -- Employee Plan. The Employee Plan is administered by a committee (the Employee Plan Committee"), which consists of at least two directors of the Company appointed by the Board. The members of the Employee Plan Committee are not eligible to receive Options except pursuant to a formula contained in the Non-Employee Directors Plan and must be "disinterested persons" as defined in Rule 16b-3(d)(3) promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The aggregate number of shares of Stock that may be granted to non-employee members of the Board pursuant to the Plan may not exceed 13.5% of the aggregate amount of shares of Common Stock of the Company then outstanding.

   Administration -- Non-Employee Directors Plan. The Plan is administered by a committee (the "Non-Employee Plan Committee") of not less than two persons, appointed by the Board and serving at the pleasure of the Board. However, the Non-Employee Plan Committee has no discretion as to the issuance of Options under this Plan. Directors initially will receive options to purchase 10,000 shares when first elected to the Board. On the day after (i) the 1996 annual stockholders' meeting of the Company and on the day after each annual stockholders' meeting of the Company thereafter during the term of the Plan or
(ii) if there shall be no annual meeting during the preceding thirteen months, on June 30 of such year, each non-employee member of the Board shall be granted a Non-Qualified Stock Option to purchase 5,000 shares of Common Stock. The option price per share of Common Stock purchasable under such Stock Options shall be 100% of the fair market value on the date of grant. Such options shall be exercisable immediately on the date of grant by payment in full of the purchase price in cash. The aggregate number of shares of Stock that may be granted to non-employee members of the Board pursuant to the Plan may not exceed 1.5% of the aggregate amount of shares of Common Stock of the Company then outstanding.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial ownership of Common Stock as of April 6, 1997. The table shows the beneficial ownership of each person known to the Company who beneficially own more than 5% of the shares of the Company's Common Stock, each current director, and all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


         Name and Address                   Shares       Percent
         of Beneficial                Beneficially            of
         Owner*                              Owned      Class(6)
         --------------------------- -------------- -------------
         David Marshall(1)               2,517,375        30.39%
         Russell Fine(1)                 2,490,575        30.07%

         Trafina Privatbank                800,000         9.66%
         Marshall Gift Trust (2)           428,500         5.17%
         Sid Marshall (3)                   40,000          .48%
         Ron Luniewski (4)                       0             0
         Barry Peters (4)                        0             0
         Jess Rifkind (5)                   30,000            **
         All Directors and
         Officers as a group
         (5 persons)(1) (2)              5,037,950         60.8%

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

(5) Includes currently exercisable options to acquire 10,000 shares at $ 2.50 a share, as well as 10,000 shares owned by Mr. Rifkind and 10,000 shares owned by his wife.

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

   Divestment Shares will no longer be subject to the risk of forfeiture according to the following schedule, assuming the market price condition is satisfied:

                               Forfeiture Schedule

                     2,500,000 shares subject to forfeiture
                              Based on subscribers


                        Incremental             Aggregate
       Minimum            Shares No             Shares No
     Number of       Longer Subject        Longer Subject          Time Frame
   Subscribers        To Forfeiture         To Forfeiture
--------------- -------------------- ---------------------   -----------------
        12,500              500,000               500,000     December 5, 1998
        25,000              500,000             1,000,000     December 5, 1998
        37,500              500,000             1,500,000     December 5, 1998
        50,000              500,000             2,000,000     December 5, 1998
       100,000              500,000             2,500,000     December 5, 1999

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

   See "Item- 12: Security Ownership of Certain Beneficial Owners and Management" for a discussion of the Divestment Shares currently owed by Messrs. Marshall and Fine.

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

1.     FINANCIAL STATEMENT SCHEDULES:

       NONE REQUIRED.

2.     FINANCIAL STATEMENTS:

       THE FINANCIAL STATEMENTS LISTED IN THE ACCOMPANYING INDEX TO FINANCIAL STATEMENTS ARE FILED AS PART OF THIS ANNUAL REPORT.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets - years ended December 31, 1996 and 1995         F-2

Consolidated Statements of Operations - years ended
   December 31, 1996, 1995 and 1994                                          F-3

Consolidated Statements of Shareholders' (Deficit) Equity - years ended
   December 31, 1996, 1995 & 1994                                            F-4

Consolidated Statements of Cash Flows December 31, 1996, 1995 and 1994       F-5

Notes to the Consolidated Financial Statements                            F6-F11


 3.    EXHIBITS:

       THE EXHIBITS LISTED BELOW ARE FILED AS A PART OF THIS ANNUAL REPORT.

               2.1 ACQUISITION AGREEMENT, DATED AS OF DECEMBER 6, 1995 BETWEEN THE COMPANY AND CEA ACQUISITION CORP. (1)

               3.1    RESTATED ARTICLES OF INCORPORATION. (1)

               3.2    BY-LAWS OF THE COMPANY. (1)

               4.1 FORM OF SERIES A WARRANT AGREEMENT DATED AS OF DECEMBER 6, 1995 BETWEEN THE COMPANY AND U.S. STOCK OF TRANSFER CORP.(2)

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

               10.3   LEASE BETWEEN THE COMPANY AND STORAGE TEK. (2)

               10.4   1995 EMPLOYEES STOCK OPTION PLAN (2)

               10.5   1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN (2)

               21.1   LIST OF SUBSIDIARIES OF REGISTRANT (2)

     (1)  FILED AS EXHIBIT 1 TO FORM 10K, FILED AS OF JULY 26, 1996.

     (2)  INCLUDED HEREWITH.

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF LOS ANGELES, STATE OF CALIFORNIA, ON THE 15TH day of April, 1997.


                                       YOU BET INTERNATIONAL, INC.
                                       BY:___S/___________________

                                       DAVID MARSHALL
                                       CHAIRMAN OF THE BOARD,
                                       PRESIDENT, AND CHIEF
                                       EXECUTIVE OFFICER


SIGNATURE                      CAPACITY                               DATE
---------                      --------                               ----
___S/________________   CHAIRMAN OF THE BOARD,                   APRIL 15, 1997
DAVID MARSHALL          PRESIDENT, CHIEF EXECUTIVE
                        OFFICER AND DIRECTOR

___S/________________   EXECUTIVE VICE PRESIDENT,                APRIL 15, 1997
RUSSELL FINE            DIRECTOR


___S/________________   CHIEF FINANCIAL OFFICER                  APRIL  15, 1997
BARRY PETERS


___S/________________   DIRECTOR                                 APRIL 15, 1997
JESS RIFKIND

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  You Bet International, Inc.
Los Angeles, California:

We have audited the accompanying consolidated balance sheets of You Bet International, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of You Bet International, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and current liquidity problems raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Los Angeles, California
April 4, 1997

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS (NOTE 5)                                                         1996            1995
CURRENT ASSETS:
  Cash and cash equivalents (Note 6)                               $     87,000    $  3,298,000
  Prepaid and other current assets (Note 7)                             156,000          41,000
                                                                   ------------    ------------
          Total current assets                                          243,000       3,339,000

PROPERTY AND EQUIPMENT, Net (Note 3)                                  1,013,000          78,000
OTHER ASSETS                                                             55,000
                                                                   ------------    ------------
TOTAL                                                              $  1,311,000    $  3,417,000
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    828,000    $    259,000
  Accrued salaries and related items                                    192,000          45,000
  Other accrued expenses                                                265,000           6,000
  Bridge loan payable (Note 5)                                          200,000
  Income taxes payable (Note 8)                                           4,000           2,000
  Current portion of capitalized lease obligations (Note 4)             100,000
                                                                   ------------    ------------
          Total current liabilities                                   1,589,000         312,000
CAPITALIZED LEASE OBLIGATIONS (Note 4)                                  127,000
                                                                   ------------    ------------
           Total liabilities                                          1,716,000         312,000
                                                                   ------------    ------------
COMMITMENTS (Note 7)

SHAREHOLDERS' (DEFICIT) EQUITY (Note 6):
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and issuable and
  outstanding 8,283,333 (1996) and 8,071,333 (1995)                       8,000           8,000
  Additional paid-in capital                                          4,411,000       4,031,000
  Accumulated deficit                                                (4,547,000)       (683,000)
  Deferred compensation                                                (277,000)       (251,000)
                                                                   ------------    ------------
          Total shareholders' (deficit) equity                         (405,000)      3,105,000
                                                                   ------------    ------------
TOTAL                                                              $  1,311,000    $  3,417,000
                                                                   ============    ============

See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996            1995            1994
CONSULTING REVENUES (Note 9)                             $      8,000    $    152,000    $    186,000
                                                         ------------    ------------    ------------
EXPENSES:
  Research and development                                  1,610,000         318,000           2,000
  Sales and marketing                                         664,000
  General and administrative                                1,657,000         235,000         107,000
                                                         ------------    ------------    ------------
          Total expenses                                    3,931,000         553,000         109,000
                                                         ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS                              (3,923,000)       (401,000)         77,000

INTEREST EXPENSE (Notes 4 and 5)                              (15,000)        (34,000)        (24,000)

INTEREST INCOME                                                78,000          14,000
                                                         ------------    ------------    ------------
(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                             (3,860,000)       (421,000)         53,000

PROVISION FOR INCOME TAXES (Note 8)                             4,000           2,000           2,000
                                                         ------------    ------------    ------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                    (3,864,000)       (423,000)         51,000

EXTRAORDINARY ITEM, Forgiveness of debt (Note 9)                               20,000
                                                         ------------    ------------    ------------

NET (LOSS) INCOME                                        $ (3,864,000)   $   (403,000)   $     51,000
                                                         ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                         5,730,000         678,000         343,000
                                                         ============    ============    ============
PER SHARE AMOUNTS:
  (Loss) income before extraordinary item                $      (0.67)   $      (0.62)   $       0.15
  Extraordinary item                                             0.00            0.03            0.00
                                                         ------------    ------------    ------------
  Net (loss) income                                      $      (0.67)   $      (0.59)   $       0.15
                                                         ============    ============    ============

See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        COMMON STOCK
                                   -----------------------    PAID-IN     ACCUMULATED     DEFERRED
                                      SHARES      AMOUNT      CAPITAL       DEFICIT     COMPENSATION     TOTAL
BALANCE,
  JANUARY 1, 1994                      343,333   $  1,000   $    21,000   $  (331,000)                $  (309,000)

  Net income                                                                   51,000                      51,000
                                   ------------  ---------  ------------  ------------                ------------
BALANCE,
  DECEMBER 31, 1994                    343,333      1,000        21,000      (280,000)                   (258,000)

  Issuance of shares in reverse
    merger (Note 1)                  5,800,000      6,000      (522,000)                                 (516,000)

  Shares issued in private
    placement, net of offering
    costs (Note 6)                   1,490,000      1,000     3,148,000                                 3,149,000

  Shares and options issued for
    services (Note 6)                  200,000                  789,000                   $(289,000)      500,000

  Shares issued in exchange for
    debt (Note 6)                      238,000                  595,000                                   595,000

  Amortization of deferred
    compensation (Note 6)                                                                    38,000        38,000

  Net loss                                                                   (403,000)                   (403,000)
                                   ------------  ---------  ------------  ------------  ------------  ------------
BALANCE,
  DECEMBER 31, 1995                  8,071,333      8,000     4,031,000      (683,000)     (251,000)    3,105,000

  Shares issued in private
    placement, net of offering
    costs (Note 6)                     212,000                  252,000                                   252,000

  Options issued for services
    (Note 6)                                                    128,000                    (128,000)

  Amortization of deferred
    compensation (Note 6)                                                                   102,000       102,000

  Net loss                                                                 (3,864,000)                 (3,864,000)
                                   ------------  ---------  ------------  ------------  ------------  ------------
BALANCE,
  DECEMBER 31, 1996                  8,283,333   $  8,000   $ 4,411,000   $(4,547,000)  $  (277,000)  $  (405,000)
                                   ============  =========  ============  ============  ============  ============

See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  1996            1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $ (3,864,000)   $   (403,000)   $     51,000
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Amortization of deferred compensation                           102,000          38,000
    Extraordinary item - forgiveness of debt                                        (20,000)
    Depreciation and amortization                                   112,000           3,000
    Changes in operating assets and liabilities:
      Prepaid and other current assets                             (115,000)         (6,000)         50,000
      Other assets                                                  (55,000)
      Accounts payable                                              569,000         259,000         (83,000)
      Accrued salaries and related items                            147,000          45,000
      Due to officers/stockholders                                                  (13,000)        (35,000)
      Income taxes payable                                            2,000           2,000           1,000
      Other accrued expenses                                        259,000         (12,000)         13,000
                                                               ------------    ------------    ------------
           Net cash used in operating activities                 (2,843,000)       (107,000)         (3,000)
                                                               ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES -
  Acquisition of equipment                                         (780,000)        (81,000)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                530,000       3,725,000
  Offering costs                                                   (278,000)       (581,000)
  Proceeds from bridge loan                                         200,000
  Proceeds from loan payable - related parties                                      286,000          12,000
  Proceeds from loan payable                                                                         20,000
  Payments on capitalized lease obligations                         (40,000)
                                                               ------------    ------------    ------------
           Net cash provided by financing activities                412,000       3,430,000          32,000
                                                               ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                              (3,211,000)      3,242,000          29,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                               3,298,000          56,000          27,000
                                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $     87,000    $  3,298,000    $     56,000
                                                               ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for -
    Income taxes                                               $      2,000    $        800    $        800

See independent auditors' report and notes to consolidated financial statements.

YOU BET INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(SEE INDEPENDENT AUDITORS' REPORT)


1.   BUSINESS AND PRINCIPLES OF CONSOLIDATION

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of You Bet International, Inc., its wholly owned subsidiary, You Bet!, Inc. and Middleware Telecom, Inc., a wholly owned subsidiary of You Bet!, Inc. (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     BUSINESS - The Company is an online communications company located in Los Angeles, California, that is developing interactive software and services for consumer use to be provided over its secure private network.

     GOING CONCERN - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses and is currently experiencing certain liquidity problems that are expected to continue until the Company completes some form of long-term financing. In response to this situation, the Company has reduced the number of its employees, agreed to defer compensation to certain of its senior officers, and otherwise reduced operating and capital expenditures.

     The Company is dependent upon the proceeds of long-term financing (see Note
     10) for the continuation of its current testing and marketing efforts relating to The You Bet! Racing Network software and for the continuation and expansion of the Company's development activities and planned marketing expenditures. If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options, including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost-cutting actions, including suspending all or a portion of its activities.

     The Company expects that the cash on hand coupled with the cash to be raised from the new private placement (see Note 10), assuming it will be successful, will be sufficient for operating expenses and capital expenditures through at least June 1998. No assurance can be given that the Company will be successful in raising additional funds.

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

     ACQUISITION - Continental Embassy Acquisition, Inc. ("CEA") was organized in the state of Utah in 1987 for the purpose of raising capital and acquiring any suitable assets, properties and businesses by means of completing a merger with, or acquisition of, any privately held business enterprises seeking to obtain the perceived advantages of being a publicly owned company. On December 6, 1995, CEA reorganized in the state of Delaware, renamed itself You Bet International, Inc. and completed the acquisition of the Delaware corporation, You Bet!, Inc. (the "Acquisition"). The Acquisition was completed through the issuance of 5,800,000 shares of CEA common stock in exchange for all of the outstanding shares of You Bet!, Inc. Concurrent with the Acquisition, CEA changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of the consolidated Company. The Acquisition has been reflected for accounting purposes as the acquisition of You Bet International, Inc. by You Bet!, Inc. (a reverse acquisition). The operating results reflected in the accompanying consolidated financial statements do not include CEA's operating activities prior to the Acquisition, as the amounts are not significant.

     Concurrent with the Acquisition, the shareholders of Middleware Telecom, Inc. ("Middleware"), which are substantially the same as the shareholders of You Bet!, Inc., contributed their shares of Middleware to You Bet!, Inc. for no consideration. The historical financial information presented includes the combined financial statements of You Bet!, Inc. and Middleware due to the common control, management and operations of the companies. All intercompany transactions have been eliminated in the combination.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS - The Company considers all investments with original purchased maturities of three months or less to be cash equivalents.

     SOFTWARE DEVELOPMENT COSTS - The Company's initial software development costs have been charged to operations as research prior to the commencement of a working model. Costs incurred subsequent to demonstrating technological feasibility will be capitalized and amortized over the estimated product life.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful life of three to five years. Leasehold improvements are amortized over the term of the lease.

     REVENUE RECOGNITION - Revenue is primarily derived from various software consulting agreements and is recognized upon rendering of services.

     NET (LOSS) INCOME PER SHARE - Net (loss) income per share is computed using the weighted average common shares outstanding during the year and the dilutive effect of common share equivalents (stock options and warrants). For the years ended December 31, 1996 and 1995 the effect of common share equivalents was antidilutive. There were no common share equivalents in 1994. A total of 2,500,000 shares, which are subject to a divestiture of shares agreement (see Note 6), have been excluded from the earnings per share calculation in 1996 and 1995, as the amounts are antidilutive.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash equivalents, accounts payable and capitalized lease obligations. The book values of the cash equivalents and accounts payable are representative of their fair value due to their short-term maturity. The book values of the capitalized lease obligations approximate fair value, as such leases were recently negotiated.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                              1996          1995
Computer equipment                                        $   637,000    $    81,000
Assets under capitalized leases (Note 4)                      267,000
Office furniture and equipment                                162,000
Leasehold improvements                                         62,000
                                                          -----------    -----------
                                                            1,128,000         81,000
Accumulated depreciation (including $18,000 in 1996 for
  assets under capital leases)                               (115,000)        (3,000)
                                                          -----------    -----------
                                                          $ 1,013,000    $    78,000
                                                          ===========    ===========

4.   CAPITALIZED LEASE OBLIGATIONS

     In 1996, the Company entered into capitalized lease obligations for computer equipment in the amount of $267,000. The leases have been discounted at interest rates implicit in the leases of approximately 16%. At December 31, 1996, the leases mature as follows:

YEAR ENDING
DECEMBER 31,
      1997                                                 $   129,000
      1998                                                     129,000
      1999                                                      12,000
                                                           -----------
                                                               270,000
      Less amount representing interest                         43,000
                                                           -----------
      Present value of minimum lease payments              $   227,000
                                                           ===========

5.   BRIDGE LOANS PAYABLE

     In December 1996, the Company obtained bridge financing through a private placement in the amount of $200,000 from a shareholder. For each unit of bridge financing sold, the purchaser receives a note in the face amount of $50,000 and 20,000 warrants. The notes bear interest at the rate of 15% per annum, were convertible at the rate of $2.50 per share, and are convertible only if there is a current registration statement in effect for the shares underlying the notes. The notes are secured by substantially all of the assets of the Company and contain restrictive provisions on the Company's ability to pay dividends, change its line of business, enter into a merger or consolidation, or liquidate the business. Accrued interest on these notes at December 31, 1996 totaled $1,000.

     The warrants issued in connection with this financing are exercisable at $2.50 per share (see Note 10) and expire five years from the date of grant. In addition, the warrants contain antidilutive provisions. Management believes the value of the warrants issued to be immaterial to the consolidated financial statements. The Company has agreed to register the warrants and conversion shares.

     Subsequent to December 31, the Company obtained an additional $775,000 in bridge loans and in connection therewith issued 310,000 warrants.

6.   COMMON STOCK

     PRIVATE PLACEMENTS - Concurrent with the closing of the Acquisition in 1995 (see Note 1), the Company completed a private placement offering to new investors of 149 units for $25,000 per unit, each consisting of 10,000 shares of common stock, and Series A warrants to purchase 5,000 shares of the Company's common stock. A total of 1,490,000 shares and 745,000 Series A warrants were issued with proceeds totaling $3,730,000. The Series A warrants are exercisable at $5.25 per share and expire on the later of the second anniversary of the date of issuance or two years from the date on which a registration statement registering the warrants is declared effective. Total costs of the offering of $581,000 were charged against the proceeds. Included in cash at December 31, 1995 was $505,000 held in escrow pending the issuance of 200,000 of the total shares sold.

     The Company issued 200,000 shares of its common stock and Series B warrants to purchase an additional 417,188 shares as commission to the underwriter of the 1995 offering. The Series B warrants are exercisable at $3.125 and expire December 6, 1998.

     In 1996, the Company sold an additional 21 units with proceeds totaling $530,000. A total of 212,000 shares and 106,000 Series A warrants were issued. Offering costs incurred during 1996 of $278,000 were charged against the proceeds.

     CONVERSION OF DEBT - Concurrent with the closing of the Acquisition (see
     Note 2), bridge financing in the amount of $250,000 was exchanged for 10 of the units offered in the private placement and 100,000 Series B warrants exercisable at $3.125 per share, and additional loans in the amount of $345,000 were exchanged for 138,000 shares of common stock.

     STOCK OPTIONS PLANS - In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. The options vest in four equal installments. A total of 176,735 options have vested at December 31, 1996. Deferred compensation totaling $128,000 in 1996 and $289,000 in 1995 was recorded upon the issuance of the options granted at exercise prices less than current market value of the Company's common stock and is being amortized over the vesting period of the options.

     Transactions under the 1995 Plans are as follows:

                                                            OPTION PRICE
                                                OPTIONS       PER SHARE
Options granted                                   589,700   $      2.50
Options terminated                                (21,500)
                                              -----------   -----------
Balance, December 31, 1995                        568,200          2.50

Options granted                                   497,714     2.50-3.50
Options terminated                                (43,300)         2.50
                                              -----------   -----------
Balance, December 31, 1996                      1,022,614   $2.50-$3.50
                                              ===========   ===========

     The weighted average fair values of the stock options during 1996 and 1995 were $2.61 and $2.50, respectively. The Company applies Accounting Principles Board Options No. 25 and related interpretations in accounting for its stock option plans. Accordingly, except as discussed above, no compensation costs have been recognized. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for awards during 1996 and 1995 consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma indicated below:

                                                    1996                1995
                                                      (IN THOUSANDS EXCEPT
                                                       PER SHARE AMOUNTS)
Net loss:
  As reported                                  $  (3,864,000)     $    (403,000)
  Pro forma                                    $  (4,138,000)     $    (419,000)

Net loss per share:
  As reported                                  $       (0.67)     $       (0.59)
  Pro forma                                    $       (0.72)     $       (0.62)

     The fair value of options granted under the Company's 1995 Plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: expected life of five years; risk free interest rate of 5.7%; and expected volatility of 100.0 %.

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

7.   COMMITMENTS

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with two of its officers providing for base compensation totaling $250,000 per year through December 1999.

     LEASE - Through December 31, 1995, the Company leased office space on a month-to-month basis. In January 1996, the Company entered into a lease for office space which expires in March 1998. The lease agreement required the Company to prepay the entire lease. The prepaid rent is being amortized to rent expense on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 1996 and 1995 totaled $90,000 and $5,000, respectively.

8.   INCOME TAXES

     The provision for income taxes consists of the following:

                                                               1996          1995           1994
Current - state                                            $     4,000   $     2,000   $      2,000
Deferred income taxes                                        1,800,000       275,000        (11,000)
Change in deferred tax asset valuation allowance            (1,800,000)     (275,000)        11,000
                                                           -----------   -----------   ------------
Provision for income taxes                                 $     4,000   $     2,000   $      2,000
                                                           ===========   ===========   ============

     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                               1996          1995           1994
Federal statutory income tax rate                               (35.0%)       (35.0%)          35.0%
State taxes, net of federal benefit                              (6.0%)        (6.0%)           6.0%
Use of net operating loss carryforwards                                                      (38.0)%
Effects of losses without current year benefit                  (41.0%)         40.5%
                                                           -----------   -----------   ------------
                                                                  0.0%         (0.5%)           3.0%
                                                           ===========   ===========   ============

     Deferred income taxes are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the income tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Net deferred tax assets, consisting primarily of the net operating loss carryforwards, have been reduced to zero by valuation allowances due to the uncertainty of their recoverability.

9.   EXTRAORDINARY ITEM

     In May 1995, the Company entered into a settlement with IWN, Inc. ("IWN"). The Company had been performing consulting services for IWN in connection with the joint development of certain interactive wagering software. In connection with this arrangement, the Company was paid $119,000 by IWN in 1994 and was loaned $20,000 by IWN. On May 18, 1995 the Company and IWN entered into a separation and settlement agreement whereby the loan was forgiven.

10.  SUBSEQUENT EVENTS

     On March 17, 1997 the Company initiated a private placement whereby the Company is seeking to raise up to $10,000,000 in gross proceeds before deduction of expected placement fees and expenses, through a private placement of units. Each unit will cost $25,000 and will consist of 10,000 shares of the Company's common stock and 5,000 callable Series D or Series S warrants, each warrant allowing its holder to purchase a share of common stock for $5.25 per share for a period of up to two years from the date of issue.

                                     ******