Form 10-Q
period 1997-03-31
YOU BET INTERNATIONAL INC
filed 1997-05-20
CIK 814055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                       Commission file number 33-13789 LA




                           YOU BET INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                               Delaware 87-042246
                  (State or other jurisdiction (I.R.S. employer
              of incorporation or organization) identification no.)


                            1950 Sawtelle, Suite 180
                              Los Angeles, CA 90025
                                 (310) 444-3300

                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

The number of shares outstanding of the Registrant's Common Stock on May 15, 1997 was 8,288,333 shares.

                           YOU BET INTERNATIONAL, INC.

                                      INDEX

PART I  Financial Information                                          Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996                                              3
        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 and 1996                               4
        Consolidated Statements of Cash Flows for the Three
        Months ended March 31, 1997 and 1996                               5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                            10


PART II  Other Information


Item 6.           Exhibits and Reports on Form 8-K

Signatures



                                              YOU BET INTERNATIONAL, INCORPORATED
                                                 CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                  March 31, 1997                December 31, 1996
ASSETS

     Current Assets
         Cash and cash equivalents                                        $6,000                        $  87,000
         Accounts Receivable                                               7,000                                0
         Prepaid Expenses                                                114,000                          156,000
         Other Current Assets                                             31,000                                0
                                                      ---------------------------      ---------------------------

     Total Current Assets                                                158,000                          243,000

     Fixed Assets - net of depreciation                                  935,000                        1,013,000
       Other Assets                                                       55,000                           55,000
                                                      ---------------------------      ---------------------------

Total Assets                                                          $1,148,000                     $  1,311,000
                                                      ===========================      ===========================

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

     Current Liabilities
         Accounts Payable                                               $783,000                       $  828,000
         Accrued Salaries and related items                              586,000                          192,000
         Other accrued expenses                                          200,000                          265,000
         Bridge Loan payable                                             746,000                          200,000
         Income Taxes payable                                              2,000                            4,000
         Current portion of capitalized lease                            196,000                          100,000
         obligations

     Total Current Liabilities                                         2,513,000                        1,589,000

       Capitalized lease obligations                                     135,000                          127,000
                                                      ---------------------------      ---------------------------
     Total Liabilities                                                 2,648,000                        1,716,000
                                                      ---------------------------      ---------------------------

STOCKHOLDERS' EQUITY

     Common Stock (par value $ .001)                                       8,000                            8,000
     Additional Paid-in Capital                                        4,411,000                        4,411,000
     Retained Deficit Balance                                        (5,667,000)                      (4,547,000)
     Deferred Expenses                                                 (252,000)                        (277,000)
                                                      ---------------------------      ---------------------------

Total Stockholders' Equity                                           (1,500,000)                        (405,000)
                                                      ---------------------------      ---------------------------

Total Liabilities and Stockholders' Equity                            $1,148,000                    $   1,311,000
                                                      ===========================      ===========================



                                              YOU BET INTERNATIONAL, INCORPORATED
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                    March 31, 1997                   March 31, 1996
                                                        ---------------------------      ---------------------------

CONSULTING INCOME                                                           $2,000               $                -

EXPENSES
         Research and Development                                          453,000                          211,000
         Sales and Marketing                                               171,000                           74,000
         General and Administrative                                        464,000                          189,000
                                                        ---------------------------      ---------------------------

     Total Expenses                                                      1,088,000                          474,000
                                                        ---------------------------      ---------------------------

     LOSS FROM OPERATIONS                                              (1,086,000)                        (474,000)

     INTEREST EXPENSE                                                     (34,000)                          (2,000)

     INTEREST INCOME                                                             -                           30,000
                                                        ---------------------------      ---------------------------

     LOSS BEFORE PROVISION FOR
         INCOME TAXES                                                  (1,120,000)                        (446,000)

     PROVISION FOR INCOME TAXES                                                  -                                -
                                                        ---------------------------      ---------------------------

     NET LOSS                                                         $(1,120,000)                   $    (446,000)
                                                        ===========================
                                                                                         ===========================




     WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                              8,283,333                        8,053,333
                                                        ===========================      ===========================

     NET LOSS PER COMMON SHARE                                             $(0.14)                 $         (0.06)
                                                        ===========================      ===========================



                                              YOU BET INTERNATIONAL, INCORPORATED
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                            March 31, 1997             March 31, 1996

     CASH FLOWS FROM OPERATING ACTIVITIES                                     $(1,120,000)             $    (446,000)
         Net Loss
         Adjustments  to  reconcile  net loss to net cash  (used  in)  operating activities:
              Depreciation                                                          74,000                      7,000
              Amortization of deferred compensation                                 26,000                     26,000
              Disposition of equipment                                               3,000                          -
              Accounts Receivable                                                    1,000                      5,000
              Prepaid Assets                                                         4,000                   (91,000)
              Other current assets                                                       -                      1,000
              Accounts Payable                                                    (46,000)                  (114,000)
              Other Current Liabilities                                            349,000                      8,000
                                                                      ---------------------     ----------------------

                  Net cash used in operating activities                          (709,000)                  (604,000)
                                                                      ---------------------     ----------------------

     NET CASH USED IN INVESTING ACTIVITIES:
         Acquisition of equipment                                                        -                  (184,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of stock                                                 -                    455,000
         Offering costs                                                                  -                  (106,000)
         Proceeds from capitalized lease obligation                                150,000
         Payments on capitalized lease obligations                                (47,000)
         Proceeds from bridge loan facility                                        525,000                          -
         Common stock subscribed                                                         -                  (305,000)
                                                                      ---------------------     ----------------------

              Net cash provided by financing activities                            628,000                     44,000
                                                                      ---------------------     ----------------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (81,000)                  (744,000)

     CASH AND CASH EQUIVALENTS
         BEGINNING OF YEAR                                                          87,000                  3,298,000
                                                                      ---------------------     ----------------------

     CASH AND CASH EQUIVALENTS, END OF YEAR                                         $6,000             $    2,554,000
                                                                      =====================     ======================


                       YOU BET INTERNATIONAL, INCORPORATED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

         The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for the interim financial information, and accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals), necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996, respectively. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for the entire year ending December 31, 1997.

NOTE 2

         In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-employee Directors (collectively the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. A total of 1,022,614 options have been issued in 1996 which are exercisable at $2.50-$4.00 per share through December 2006 and vest in four equal installments. A total of 176,735 options have vested at March 31, 1997. Compensation totaling $417,825 was recorded upon the issuance of the options which is being amortized over the vesting period of the options.


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information set forth below should be read in conjunction with the unaudited interim condensed financial statements and notes thereto included in
Part I - Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

GENERAL

         The Company has for the past year, used its resources to focus on developing its product software, computer network service and establishing alliances inside of horse racing. The Company's computer network service is ready for deployment, key partnerships have been established and the product is in Alpha Testing. However the Company is currently experiencing cash flow difficulties, which has impacted the ability of the Company to implement its business plan.

         The Company has been offering to accredited investors (the "Bridge Offering") certain Bridge Units, each such Bridge Unit consisting of $50,000 principal amount of 15% Secured Convertible Notes (the "15% Notes"or "Bridge Notes") and 20,000 Common Stock Purchase Warrants (the "Warrants"). As of May 15, 1997, the Company has been able to effectuate the sale of $1,125,000 principal amount of Bridge Units. (see Liquidity and Capital Resource section).

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

          It is anticipated that future years (1997 and beyond) that costs associated with providing the service will be much more significant with relation to development costs. In addition the Company expects to earn revenues in the last two quarters of 1997 and beyond which will offset development and operating cost.

EXPENSES

Research and Development

         Research and Development costs increased $242,000 to $453,000 for the quarter ending March 31, 1997 as compared to the March 31, 1996, primarily due to increased development and network operations staff required for the development of the software, infrastructure and the virtual private network for the Company's You Bet! Racing Network service.

Sales and Marketing

         Sales and Marketing expense increased $97,000 to $172,000 for the quarter ending March 31, 1997 as compared to the March 31, 1996, primarily due to the hiring of a Vice-President of Marketing to establish corporate marketing strategies and the design and implementation of the beta marketing program.

General and Administrative

         General and Administrative costs increased $275,000 to $464,000 for the quarter ending March 31, 1997 as compared to the March 31, 1996, primarily due to the hiring of executive management, administrative salaries, legal and accounting fees, depreciation and deferred compensation amortization.

Interest Income and Expense

         Interest income decreased $30,000 for the quarter ending March 31, 1997, primarily the result of less available cash to invest. Interest expense increased $32,000 to $34,000 for the quarter ending March 31, 1997, as a result of interest on bridge loans and capital lease financing (see next section).

LIQUIDITY AND CAPITAL RESOURCES

Current Cash Position

         The Company is currently experiencing certain liquidity problems that are expected to continue until the Company completes some form of long term financing. In response to this situation, the Company has reduced the number of its employees, agreed to defer compensation to certain of its senior officers, and otherwise reduced operating and capital expenditures. The Company has $101,000 in cash and cash equivalents and $1,966,000 of short-term payables as of May 15, 1997. The short term payables include $1,125,000 in bridge notes (See 1996 offerings) which may be converted into common stock at the note holders option.

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

         The Company has been offering to accredited investors (the "Bridge Offering") certain Bridge Units, each such Bridge Unit consisting of $50,000 principal amount of 15% Secured Convertible Notes (the "15% Notes" or "Bridge Notes") and 20,000 Common Stock Purchase Warrants (the "Warrants"). No minimum subscription is required and the Company intends to accept any qualified subscriptions. The principal amount of, and interest on, the 15% Notes shall be due and payable on the earlier to occur of (i) a public or private financing raising in excess of $5,000,000 of net cash proceeds to the Company (ii) the first anniversary of the Initial Closing Date, and shall be secured by substantially all of the assets of the Company. Each Warrant (the "Bridge Warrants") entitles the holder thereof to acquire one share (each such share, a "Warrant Share") of Common Stock at the exercise price per share of $2.50 during the period commencing two business days following the effective date (the "Effective Date") of the registration statement relating to a sale of the Company's securities.

         The Company has been able to continue operations on a limited basis by deferring salaries, delaying payable payments and funding from the bridge facility. To date, the Company has been able to effectuate the sale of $1,125,000 principal amount of Bridge Units.

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

         The net proceeds available for use by the Company from the sale of the Units being offered hereby will vary depending on the number of Units sold. If only the minimum aggregate number of Units is sold, the net cash proceeds to the Company are estimated to be $5,275,000 after deducting the placement fee and expenses estimated at an aggregate of $725,0000. If the maximum aggregate number of Units is sold, the net cash proceeds to the Company are estimated to be
$8,875.00 after deducting the placement fee and expenses estimated at an aggregate of $1,125,000. The net proceeds are expected to be used for the final stage development of the You Bet! Racing Network software; Private Network installation, expansion and usage; marketing activities such as service launch, customer acquisition, web-site creation and maintenance, and promotional programs for frequent users, repay short-term loans; certification for the product software and service; new accounting and management software; and for general corporate purposes.

Use of Cash for the Quarter ending March 31, 1997

During the quarter ended March 31, 1997, the Company's cash position decreased $81,000 to $6,000 as of March 31, 1997 compared to $87,000 at December 31, 1996.
Net cash decreased $81,000 from December 31, 1996 to March 31, 1997 as a result of $81,000 used in operating activities.

Cash used in operating activities consisted of research and development costs of $453,000, marketing costs of $171,000, general and administrative costs of $464,000. In addition, prepaid expenses decreased $4,000 as a result of prepaying the office lease, and accounts payable and other liabilities increased by $303,000. Other operating activities generated $2,000.

Cash flows from financing activities totaled $525,000, used principally for operating expenditures.

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

                                               YOU BET INTERNATIONAL, INC.


                                           By: /s/ David Marshall
                                              -------------------
                                              DAVID MARSHALL
                                              Chairman of the Board,
                                              President, and Chief
                                              Executive Officer




Signature                    Capacity                         Date

/s/ David Marshall
-------------------          Chairman of the Board            May 15, 1997
DAVID MARSHALL               President, Chief Executive
                             Officer and Director


/s/ Barry Peters
-------------------          Chief Financial Officer          May 15, 1997
BARRY PETERS