Form 10-Q
period 1997-06-30
YOU BET INTERNATIONAL INC
filed 1997-08-20
CIK 814055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR


   (    ) TRANSITION  REPORT PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock on August 15, 1997 was 8,288,333 shares.

                           YOU BET INTERNATIONAL, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996                                              3
         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1997 and 1996                                4
         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 1997 and 1996                                5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                            10


PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   11

PART I            FINANCIAL INFORMATION
Item 1.           Financial Statements

                                              YOU BET INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                 June 30, 1997                December 31, 1996
ASSETS

     Current Assets
         Cash and cash equivalents                                     $63,000                        $  87,000
         Accounts Receivable                                             7,000                                -
         Prepaid Expenses                                              108,000                          156,000
                                                            -------------------        -------------------------

     Total Current Assets                                              178,000                          243,000

     Long Term Assets

           Property and Equipment                                    1,132,000                        1,128,000
           Accumulated Depreciation                                  (266,000)                        (115,000)
                                                            -------------------        -------------------------
             Property and Equipment - Net of Depreciation              866,000                        1,013,000
             Other Assets                                               55,000                           55,000
                                                            -------------------        -------------------------

       Total Long Term Assets                                          921,000                        1,068,000
                                                            -------------------        -------------------------

Total Assets                                                        $1,099,000                     $  1,311,000
                                                            ===================        =========================

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

     Current Liabilities
         Accounts Payable                                             $857,000                       $  828,000
         Accrued Salaries and related items                            657,000                          192,000
         Other accrued expenses                                        186,000                          265,000
         Bridge Loan payable                                         1,760,000                          200,000
         Interest Payable                                              101,000                            1,000
         Income Taxes payable                                            2,000                            4,000
         Current portion of capitalized lease obligations              195,000                          129,000
                                                            -------------------        -------------------------

     Total Current Liabilities                                       3,758,000                        1,619,000

       Capitalized lease obligations                                    97,000                           97,000
                                                            -------------------        -------------------------
     Total Liabilities                                               3,855,000                        1,716,000
                                                            -------------------        -------------------------

STOCKHOLDERS' EQUITY

     Common Stock (par value $ .001)                                     8,000                            8,000
     Additional Paid-in Capital                                      4,411,000                        4,411,000
     Retained Deficit Balance                                      (6,949,000)                      (4,547,000)
     Deferred Expenses                                               (226,000)                        (277,000)
                                                            -------------------        -------------------------

Total Stockholders' Equity                                         (2,756,000)                        (405,000)
                                                            -------------------        -------------------------

Total Liabilities and Stockholders' Equity                          $1,099,000                    $   1,311,000
                                                            ===================        =========================


                                             YOU BET INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                      Three Months Ended June 30,             Six Months  Ended June 30,
                                                        1997               1996                1997               1996



CONSULTING INCOME                                      $2,000               $3,000             $4,000            $3,000

EXPENSES
         Research and Development /                   528,000              360,000            980,000           570,000
         Operations
         Sales and Marketing                          151,000               74,000            322,000           148,000
         General and Administrative                   514,000              318,000            979,000           507,000
                                                    -------------------------------------------------------------------



     Total Expenses                                 1,193,000              752,000          2,281,000         1,225,000
                                                    -------------------------------------------------------------------



     LOSS FROM OPERATIONS                         (1,191,000)            (749,000)        (2,277,000)       (1,222,000)

     INTEREST EXPENSE                                (91,000)                    -          (125,000)           (3,000)

     INTEREST INCOME                                        -               25,000                  -            55,000
                                                   --------------------------------------------------------------------



     LOSS BEFORE PROVISION FOR
         INCOME TAXES                             (1,282,000)            (724,000)        (2,402,000)       (1,170,000)

     PROVISION FOR INCOME TAXES                             -                    -                  -                 -
                                                   --------------------------------------------------------------------


     NET LOSS                                    $(1,282,000)           $(724,000)       $(2,402,000)      $(1,170,000)
                                                   --------------------------------------------------------------------




     WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                         8,283,333            8,283,333          8,283,333         8,248,333
                                         ===================== ==================== ================== ==================

     NET LOSS PER COMMON SHARE                        $(0.15)              $(0.09)            $(0.29)           $(0.14)
                                         ===================== ==================== ================== ==================




                                            YOU BET INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                             June 30, 1997              June 30, 1996

     CASH FLOWS FROM OPERATING ACTIVITIES                                     $(2,402,000)           $    (1,170,000)
         Net Loss
         Adjustments  to  reconcile  net loss to net cash  (used  in)
         operating activities:
              Depreciation                                                         151,000                     25,000
              Amortization of deferred compensation                                 51,000                     52,000
              Disposition of equipment                                               3,000                          -
              Accounts Receivable                                                    1,000                    (5,000)
              Prepaid Assets                                                        19,000                  (188,000)
              Other current assets                                                  22,000                          -
              Accounts Payable                                                      29,000                     96,000
              Interest payable                                                     100,000                          -
              Other Current Liabilities                                            385,000                   (24,000)
                                                                      ---------------------     ----------------------

                  Net cash used in operating activities                        (1,641,000)                (1,214,000)
                                                                      ---------------------     ----------------------

     NET CASH USED IN INVESTING ACTIVITIES:
         Acquisition of equipment                                                  (8,000)                  (433,000)
                                                                      ---------------------     ----------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of stock                                                 -                    350,000
         Proceeds from capitalized lease obligation                                150,000                          -
         Payments on capitalized lease obligations                                (85,000)                          -
         Proceeds from bridge loan facility                                      1,560,000                          -
                                                                      ---------------------     ----------------------

              Net cash provided by financing activities                          1,625,000                    350,000
                                                                      ---------------------     ----------------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (24,000)                (1,297,000)

     CASH AND CASH EQUIVALENTS
         BEGINNING OF YEAR                                                          87,000                  3,298,000
                                                                      ---------------------     ----------------------

     CASH AND CASH EQUIVALENTS, END OF YEAR                                        $63,000             $    2,001,000
                                                                      =====================     ======================


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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals), necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and its cash flows for the three and six months ended June 30, 1997 and 1996, respectively. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for the entire year ending December 31, 1997.

NOTE 2

         In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-employee Directors (collectively the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, nonqualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding from time to time. A total of 1,166,508 options are outstanding from December 1995 through June 30, 1997 which are exercisable at $2.50-$4.00 per share through June 2007 and generally vest in four equal installments. A total of 233,524 options have vested at June 30, 1997. Compensation totaling $417,825 was recorded upon the issuance of the options which is being amortized over the vesting period of the options.


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

GENERAL

Management Changes

         On May 30, 1997, the Company elected Steve Molnar to the position of Chief Executive Officer and Ron Luniewski to the position of President and Chief Operations Officer of You Bet, Inc., the Company's operating subsidiary. Prior to his promotion, Mr. Molnar held the position of Executive Vice President of Racing for the Company. Prior to his promotion, Mr. Luniewski held the position of Chief Operations Officer for the Company for the last year.

         On July 15, 1997,  Barry Peters,  the Chief  Financial  Officer of the
Company,   resigned.   Mr.   Peters   has  agreed  to  maintain  a   consulting
relationship  for a ninety day period  from  August 1, 1997 to October  31,1997.

Public Relations Firm Hired

         On May 11, 1997, the Company entered into an agreement with McKinley Capital to provide assistance in developing and implementing a comprehensive Public Relations program in anticipation of beta testing and limited release. McKinley Capital will also provide financial advisory services. McKinley has been remunerated by issuance of 1 million warrants, consisting of 500,000 warrants at a per share exercise price of $3.125 and 500,000 warrants at a per share exercise price of $5.25, with an exercise period of three years. In addition, the Company agreed to allocate 10% of the net proceeds received from the June private placement and the exercise of warrants to public relations and marketing activities.

Long-Term Communication And Facilitation Agreement Signed

On July 11, 1997, the Company entered into a long-term Communications and Facilitation agreement with Ladbroke Racing Pennsylvania. The Company, through the You Bet! Racing Network, will facilitate interactive and personal computer telecommunications between Ladbroke and its customers. Implementation of the agreement will be forthcoming subject to certain contingencies, including regulatory approval.

Company Operations

         The Company has for the past year used its resources to focus on developing its product software, computer network service and establishing alliances inside of horse racing. The Company's computer network service is being readied for deployment, key partnerships have been established and the product is in Alpha testing. However the Company continues to experience working capital difficulties, which has impacted the ability of the Company to implement its business plan.

         Management believes that the historical financial information relating to the Company is not indicative of the operations of the Company in the future for the following reasons:

        * In fiscal year 1996 the Company focused exclusively on the research and development of You Bet! Racing Network and the recruitment of key employees.

        * As the Company enters product offering, the percentage of product development costs will decrease as compared to operation costs and revenues will begin.

EXPENSES

Research and Development / Operations

         Research and Development costs increased $168,000 to $528,000 for the three months ending June 30, 1997 as compared to $360,000 for the three months ending June 30, 1996. Research and Development costs increased $410,000 to $980,000 for the six months ending June 30, 1997 as compared to $570,000 for the six months ending June 30, 1996. The increases are primarily due to the build-up of staff needed for the continued development of the software and graphic design and service operations for the Company's You Bet! Racing Network service. Network costs recorded in the second quarter 1997 reflected both the first quarter and second quarter costs. Network costs in future periods will be reflected in the period they are incurred. Salaries increased $368,000 for the six month period ending June 30, 1997, as a result of new employees hired for product development, network operations and service operations. Other areas of increase include consulting, computer supplies to support the product development staff and service operations.

Sales and Marketing

         Sales and Marketing costs increased $77,000 to $151,000 for the three month period ending June 30, 1997 as compared to $74,000 for the three month period ending June 30, 1996. Sales and Marketing costs increased $174,000 to $322,000 for the six month period ending June 30, 1997 as compared to $148,000 for the six month period ending June 30, 1996. The increases in costs are primarily due to the hiring of a Vice-President of Marketing and a marketing staff to establish corporate marketing strategies. Additional increases include advertising, product packaging, market research, and travel expenses.

General and Administrative

         General and Administrative costs increased $196,000 to $514,000 for the three month period ending June 30, 1997 as compared to $318,000 for the three month period ending June 30, 1996. General and Administrative costs increased $473,000 to $979,000 for the six month period ending June 30, 1997 as compared to $506,000 for the six month period ending June 30, 1996. The increase in costs is primarily due to additional financial advisory and legal costs related to fundraising. Other costs incurred are the executive management team's salaries, staffing salaries, depreciation and deferred compensation amortization.

Interest Income and Expense

         Interest income decreased $25,000 for the three month period ending June 30, 1997, and decreased $55,000 for the six month period ending June 30, 1997, primarily as the result of a lack of excess funds to invest. Interest expense increased $91,000 for the three month period ending June 30, 1997 and increased $122,000 for the six month period ending June 30, 1997 as a result of interest payable on bridge loans totaling $1,760,000.


LIQUIDITY AND CAPITAL RESOURCES

Current Cash Position

         The  Company is  currently  experiencing  liquidity  problems  that are expected to continue until the Company completes some form of long term financing (see Private Placement). In response to this situation, the Company has reduced the number of its employees, agreed to defer compensation to certain of its senior officers, and otherwise reduced operating and capital expenditures. The Company has $150,000 in cash and cash equivalents and $3,238,000 of short-term payables as of August 15, 1997. The short term payables include $1,760,000 in bridge notes of which there are $1,110,000 in commitments confirmed to be converted to the private placement (See Bridge Offering) with additional $150,000 pending but not confirmed.

         The Company is dependent upon the proceeds of long term financing (see Private Placement) for the continuation of its current testing and marketing efforts relating to You Bet! Racing Network (YBRN) software and for the continuation and expansion of the Company's development activities and planned marketing expenditures. If adequate funds are not available to satisfy short-term or long-term requirements, management will be required to consider a variety of other options including seeking joint venture partners, selling or licensing all or a portion of its proprietary technology, curtailing product development and delaying the roll-out of its first product, as well as other cost cutting actions, including suspending all or a portion of its activities.

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

Bridge Offering

         Commencing December 1996, the Company offered to accredited investors (the "Bridge Offering") certain Bridge Notes. The Bridge Notes were structured as units, consisting of $50,000 principal amount of 15% Secured Convertible Notes (the "15% Notes" or "Bridge Notes") and 20,000 Common Stock Purchase Warrants (the "Warrants"). No minimum subscription was required and the Company intended to accept any qualified subscriptions. The principal amount of, and interest on, the 15% Notes is due and payable on the earlier to occur of (i) a public or private financing raising in excess of $5,000,000 of net cash proceeds to the Company or (ii) the first anniversary of the Initial Closing Date of December 12, 1996 and is secured by substantially all of the assets of the Company. Each Warrant (the "Bridge Warrants") entitles the holder thereof to acquire one share (each such share, a "Warrant Share") of Common Stock at the exercise price per share of $2.50 during the period commencing two business days following the effective date (the "Effective Date") of the registration statement relating to a sale of the Company's securities. To date, the Company has been able to complete the sale of $1,760,000 principal amount of Bridge Notes, $200,000 of which were closed in December 1996.

Private Placement

         On June 11, 1997 the Company commenced a private placement to replace the previously reported March 17, 1997 offering. The Company is seeking to raise up to $10,000,000 in gross proceeds before deduction of expected placement fees and expenses, through a private placement of Units to persons who are not U.S. persons, as defined in offshore transactions, as defined in Regulation S.

         Concurrently, the Company is offering in the United States identical Units as is offered for this Offering to domestic accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act. Each Unit is being offered at a price of $25,000 per Unit. Each Unit consists of 10,000 Shares of the Company's $.001 par Common Stock and 5,000 callable Series D Warrants, each Warrant allowing its holder to purchase a Share of Common Stock for $5.25 per Share for a period of up to two years from the date of issue. This is a "best efforts" offering with no minimum amount of Units required to be sold before subscriptions are accepted by the Company.

         The net proceeds available for use by the Company from the sale of the Units will vary depending on the number of Units sold. If the maximum aggregate number of Units is sold, the net cash proceeds to the Company are estimated to be $8,875,000 after deducting the placement fee and expenses estimated at an aggregate of $1,125,000. The net proceeds are expected to be used for the final stage development of the You Bet! Racing Network software; Private Network installation, expansion and usage; marketing activities such as service launch, customer acquisition, web-site creation and maintenance, and promotional programs for frequent users, repay short-term loans; certification for the product software and service; new accounting and management software; and for general corporate purposes.

          As of August 15, 1997, the Company has raised $2.1 million from the Offering, which includes $1,110,000 of bridge conversions.


Use of Cash for the Quarter ending June 30, 1997

         During the six month period ending June 30, 1997, the Company's cash position decreased $24,000 to $63,000 as compared to $87,000 at December 31, 1996 from amount expended for operating activities in excess financing.

         Cash used in operating activities consisted of research and development costs of $980,000, marketing costs of $322,000, and general and administrative costs of $979,000. In addition, prepaid expenses decreased $19,000 as a result of prepaying the office lease, and accounts payable and other liabilities increased by $500,000. Other operating activities generated $2,000. As of June 30, 1997 the Company had cash and cash equivalents of approximately $63,000. Cash flows from financing activities totaled $1,560,000, used principally for operating expenditures.


         The Company has entered into a capital lease that provides for a $100,000 sale and leaseback of equipment previously purchased by the Company and a $150,000 line for new equipment purchases in the third quarter 1996. The lease terms are 30 month, 20% security deposit of which 1/3 is returned after each year with an effective interest rate of approximately 15% per annum.

The Company also entered into a capital lease that provides a $160,000 line for new equipment purchases in the first quarter 1997. The lease terms are 30 month, with no security deposits and an effective interest rate of approximately 15% per annum.

Part II:          OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K:

                  8K filed on March 2, 1997
                  8K filed on May 9, 1997

(a)      Exhibits

         The following exhibits are filed herewith:

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YOU BET INTERNATIONAL, INC.


                                           By:/s/ David Marshall
                                             -------------------
                                              DAVID MARSHALL
                                              Chairman of the Board,
                                              President, and Chief
                                              Executive Officer



Signature                           Capacity                           Date


/s/ David Marshall             Chairman of the Board,            August 15, 1997
------------------             President, Chief Executive
DAVID M. MARSHALL              Officer and Director



/s/ Barry Peters               Acting Chief Accounting           August 15, 1997
----------------               Officer
BARRY PETERS