Form 10-Q
period 1997-09-30
YOU BET INTERNATIONAL INC
filed 1997-11-19
CIK 814055

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For  the transition period from______ to_______

                          Commission file number 33-13789 LA

                             YOU BET INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                    87-042246
  (State or other jurisdiction             (I.R.S. employer identification no.)
 of incorporation or organization)


                               1950 Sawtelle, Suite 180
                                Los Angeles, CA 90025
                                    (314)444-3300

                    (Address, including zip code, of Registrant's
                      principal executive offices and telephone
                             number, including area code)

                             ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ----

The number of shares outstanding of the Registrant's Common Stock on October 31, 1997: 9,674,761 shares.

                             YOU BET INTERNATIONAL, INC.

                                        INDEX
                                        -----
PART I         FINANCIAL INFORMATION                                   PAGE NO.
------         ---------------------                                   --------

Item 1.        Financial Statements:

               Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996                                        3

               Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 1997 and 1996                4

               Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 1997 and 1996                     5

               Notes to Consolidated Financial Statements                   6

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          10


PART II        OTHER INFORMATION
-------        -----------------

Item 2.        Changes in Securities and Use of Proceeds                   15

Item 6.        Exhibits and Reports on Form 8-K                            15

PART I              FINANCIAL INFORMATION
------

Item 1.             Financial Statements

                             YOU BET INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                  September 30,   December 31,
                                                       1997           1996
                                                     ----------     ----------
ASSETS:

  Current assets:
   Cash and cash equivalents                         $      451     $   87,318
   Prepaid expenses and other current assets            196,331        156,742
                                                     ----------     ----------

  Total current assets                                  196,782        244,060

  Property and equipment, net                           864,519      1,012,813

  Other assets                                           53,964         53,963
                                                     ----------     ----------

                                                     $1,115,265     $1,310,836
                                                     ----------     ----------
                                                     ----------     ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
   Accounts payable                                  $  887,886     $  827,599
   Accrued salaries and related expenses                496,398        191,925
   Other accrued expenses                                88,230        264,311
   Advances from related parties                        125,000              -
   Bridge loans payable                                 450,000        200,000
   Interest payable                                      71,030          1,250
   Income taxes payable                                   2,400          4,420
   Current portion of capitalized lease
    obligations                                         194,985        129,432
                                                     ----------     ----------

  Total current liabilities                           2,315,929      1,618,937

  Capitalized lease obligations, less current
   portion                                               58,008         97,598
                                                     ----------     ----------

  Total liabilities                                   2,373,937      1,716,535
                                                     ----------     ----------

  Stockholders' deficit:
   Preferred stock, $.001 par value; authorized
    1,000,000 shares; none issued
   Common stock, $.001 par value; authorized
    50,000,000 shares; issued and outstanding
    9,674,761 (1997) and 8,283,333 (1996)                 9,674          8,283
   Capital in excess of par value                    11,248,243      4,410,661
   Accumulated deficit                              (12,316,200)    (4,547,556)
   Deferred compensation                               (200,389)      (277,087)
                                                     ----------     ----------

   Total stockholders' deficit                       (1,258,672)      (405,699)
                                                     ----------     ----------

                                                     $1,115,265     $1,310,836
                                                     ----------     ----------
                                                     ----------     ----------

             See accompanying notes to consolidated financial statements.

                             YOU BET INTERNATIONAL,  INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                           Three Months   September 30,   Nine Months  September 30,
                                            Ended 1997         1996       Ended 1997       1996
                                            --------------------------------------------------------

Consulting income                          $     2,025    $     2,700    $     6,075    $     5,700
                                           -----------     ----------     ----------     ----------

Operating expenses:
  Research and development/
   operations                                  464,277        442,318      1,444,535      1,012,973
  Sales and marketing                          142,632        183,240        465,049        331,262
  General and administrative                   620,802        427,261      1,596,347        935,956
  Imputed fair value of warrants and
   Options                                   1,663,855                     1,663,855
                                           -----------     ----------     ----------     ----------

   Total operating expenses                  2,891,566      1,052,819      5,169,786      2,280,191
                                           -----------     ----------     ----------     ----------

Loss from operations                        (2,889,541)    (1,050,119)    (5,163,711)    (2,274,491)

Interest expense                              (198,419)        (2,158)      (323,638)        (4,957)
Interest expense - warrants                 (2,279,995)                   (2,279,995)
Interest income                                    477         18,404          1,100         72,977
                                           -----------     ----------     ----------     ----------

Loss before provision for income
  taxes                                     (5,367,478)    (1,033,873)    (7,766,244)    (2,206,471)

  Provision for income taxes                         -         (1,600)        (2,400)        (1,600)
                                           -----------     ----------     ----------     ----------

  Net loss                                 $(5,367,478)   $(1,035,473)   $(7,768,644)   $(2,208,071)
                                           -----------     ----------     ----------     ----------
                                           -----------     ----------     ----------     ----------

  Net loss per share                       $     (0.58)   $     (0.13)   $     (0.84)   $     (0.27)
                                           -----------     ----------     ----------     ----------
                                           -----------     ----------     ----------     ----------

Weighted average number of
  common shares outstanding                  9,283,574      8,283,333      8,621,759      8,283,333
                                           -----------     ----------     ----------     ----------
                                           -----------     ----------     ----------     ----------

             See accompanying notes to consolidated financial statements.

                             YOU  BET INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                        1997           1996
                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(7,768,644)   $(2,208,071)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
    Depreciation and amortization of property and
      equipment                                         230,176         59,759
    Amortization of deferred interest compensation      284,298         76,078
    Imputed fair value of options and warrants        1,663,855
    Interest expense on warrants                      2,072,395
    Disposition of equipment                              3,195          4,075
    Prepaid expenses and other assets                    73,995       (185,710)
    Accounts payable                                    250,548            112
    Accrued salaries and related expenses               331,100        (12,927)
    Other accrued expenses                             (176,081)        65,665
    Interest payable                                    266,280
    Income taxes payable                                 (2,020)          (800)
                                                     ----------     ----------

     Net cash used in operating activities           (2,770,903)    (2,201,819)
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchase of property and equipment                   (85,077)      (400,227)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received from stock offering              1,394,400        520,000
   Offering costs                                      (185,989)      (196,296)
   Advances from related parties                        125,000
   Payments on capitalized lease obligations           (124,298)       (21,170)
   Proceeds from bridge loan financing and other
     debt conversions                                 1,560,000
                                                     ----------     ----------

     Net cash provided by financing activities        2,769,113        302,534
                                                     ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (86,867)    (2,299,512)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           87,318      3,297,908
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $451       $998,396
                                                     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest                                $23,212        $11,791
  Cash paid for income taxes                             $4,398         $1,756



     See accompanying notes to consolidated financial statements.

                             YOU BET INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the nine months ended September 30, 1997 and 1996, the Company acquired computer and office equipment under capital leases in the amount of $150,000 and $271,000, respectively.

  During the nine months ended September 30, 1997, certain employees and vendors elected to convert monies owed into 30,201 shares of the Company's Common Stock (See Note 5).

  During the three months ended September 30, 1997, certain bridge note lenders converted their loan balances and accrued interest into 803,467 shares of the Company's Common Stock (see Note 5).


             See accompanying notes to consolidated financial statements.

                             YOU BET INTERNATIONAL, INC.

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of You Bet International, Inc. and subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-Q and, in the opinion of management, contain all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. These unaudited consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the entire year ending December 31, 1997.

Certain amounts in the accompanying financial statements have been reclassified to conform with the presentation at September 30, 1997 and for the three and nine months then ended.

2.  PROPERTY AND EQUIPMENT

                                                 September 30,    DECEMBER 31,
                                                       1997            1996
                                                 -------------    ------------
Computer equipment                                    $565,394        $636,871
Assets under capitalized leases                        417,441         267,180
Office furniture and equipment                         163,567         161,575
Leasehold improvements                                  63,535          62,429
                                                 -------------    ------------

                                                     1,209,937       1,128,055

Less accumulated depreciation and amortization        (345,418)       (115,242)
                                                 -------------    ------------

                                                      $864,519      $1,012,813
                                                 -------------    ------------
                                                 -------------    ------------


3.  ADVANCES FROM RELATED PARTIES

As of September 30, 1997, the Company owed $125,000 related to non-interest bearing advances made by relatives of certain officers of the Company. Of this amount, $25,000 was repaid by the Company during October 1997 from proceeds received in October 1997 from the Company's private placement (See Note 5). In connection with these and other similar advances made by relatives of certain officers of the Company between May 1997 and September 1997 ($365,000 in the aggregate), the Company issued Series C warrants to purchase 146,000 shares of Common Stock at a price of $2.50 per share. The warrants expire in September, 2000. The fair value of the warrants was estimated using the Black-Scholes pricing model assuming a volatility rate of 100%, zero dividend yield, and a discount of rate of 6%. The resulting fair value of $207,600 has been recorded as interest expense - warrants in the accompanying consolidated statement of operations during the three months ended September 30, 1997.


4.  BRIDGE LOANS PAYABLE

During December 1996, the Company commenced a private placement of bridge notes. For each unit of bridge financing sold, the purchaser received a note in the face amount of $50,000 and 20,000 Series C warrants. The notes bear interest at the rate of 15% per annum, are convertible at no more than the rate of $2.50 per share. The warrants issued in connection with this financing are exercisable at $2.50 per share and expire five years from the date of grant. The notes are secured by substantially all of the assets of the Company and contain restrictive provisions related to the Company's ability to pay dividends, change its line of business, enter into a merger or consolidation, or liquidate the business. As of September 30, 1997, the Company had received a total of $1,760,000 in bridge note financing (of which $200,000 was received as of December 31, 1996) and issued Series C warrants to purchase 704,000 shares of Common Stock at an exercise price of $2.50 per share. The Bridge Notes are due and payable on the earlier to occur of (i) a public or private financing raising in excess of $5,000,000 of net cash proceeds to the Company or (ii) the first anniversary of the Initial Closing Date of December 12, 1996. During May 1997, the interest rate on the bridge notes was amended from 15% per annum to a flat rate of 15% (the "Interest Fee").

In connection with the Company's June 1997 private placement, the Company offered bridge lenders the right to convert the balance of their loans plus Interest Fees to Common Stock at $1.875 per share, a discount of 25% to the offering price, and waived the required minimum private placement of $5,000,000. As of September 30, 1997, a total of $1,310,000 of bridge notes, plus $196,500 in Interest Fees, were converted into 803,467 shares of Common Stock (see Note
5).

The fair value of the bridge warrants ($2,186,160) was estimated using the Black-Scholes pricing model assuming a volatility rate of 100%, zero dividend yield, and a discount of rate of 6%. The Company has recorded the fair value of the bridge warrants as a cost associated with the bridge financing. As a result of the conversion during 1997 of $1.3 million or 74% of bridge loans to Common Stock in connection with the private placement, $2,072,395 of the fair value of bridge warrants was charged to interest expense - warrants during the three months ended September 30, 1997. The remaining balance has been charged to prepaid interest expense and is being amortized over the term of the bridge loans (through December 12, 1997). The balance of prepaid interest at September 30, 1997 ($113,585) is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The entire fair value of the bridge warrants was credited to capital in excess of par value.

In connection with the bridge notes, the Company issued Series E warrants to purchase 20,000 shares of Common Stock at a price of $3.125 per share pursuant to a finders' fee agreement. The warrants expire in April, 2000.


5.  COMMON STOCK

On June 11, 1997, the Company commenced a private placement offering (the "Offering") which replaced the previously reported March 17, 1997 offering. The Offering proposed to raise up to $10,000,000 in gross proceeds before deduction of placement fees and expenses (estimated to be approximately $1,125,000), through a private placement of Units to persons who are not U.S. persons in offshore transactions, as defined in Regulation S as well as to accredited domestic investors, as defined in Rule 501 of Regulation D promulgated under the
Securities Act.   Each Unit offered is priced at $25,000 per Unit and consists of 10,000 shares of the Company's $.001 par value Common Stock and 5,000 callable Series D Warrants, each Warrant allowing its holder to purchase a share of Common Stock for $5.25 per share for a period of up to two years from the date of issue. The Offering was on a "best efforts" basis and provided for no minimum subscription levels. Net proceeds from the private placement were used for the final stage development of the You Bet! Racing Network software; Private Network installation, expansion and usage; marketing activities such as sales and service launches; web-site creation and maintenance; promotional programs for frequent users; repayment of short-term loans and advances; certification for product software and service; new accounting and management software; and for general corporate purposes. The Offering, originally scheduled for 75 days, was extended by the Company through November 15, 1997.

As of September 30, 1997, the Company had received Offering subscriptions covering 1,391,428 shares of Common Stock which consisted of cash proceeds received of $1,394,400 (557,760 shares), conversions of bridge loans (and related Interest Fees) of $1,506,500 (803,467 shares), conversions of employee deferred salaries of $26,627 (14,201 shares) and conversions of amounts due to certain vendors of $40,000 (16,000 shares). Additionally, the Company issued to investors Series D warrants to purchase 695,720 shares of Common Stock at an exercise price of $5.25 per share as well as Series E warrants (to placement agents) to purchase 114,642 shares of Common Stock (including 27,492 related to the conversion of bridge loans - see Note 4) at an exercise price of $3.125 per share. Offering costs, consisting of placement agent fees, legal fees, accounting fees, finders fees and registration fees, are estimated to approximate $200,000.

In connection with the Offering, the Company issued Series C warrants to purchase 40,000 shares of Common Stock at a price of $2.50 per share pursuant to a finders' fee agreement. The warrants expire in September 2000.


6.  COMMITMENTS

a.  INVESTOR RELATIONS CONSULTING CONTRACT

During May 1997, the Company signed a letter of intent to enter into an investors relations consulting contract with McKinley Capital ("McKinley") and Viscount Securities Ltd. (formerly Sachem Corporate Finance Ltd.), the Company's principal placement agent in connection with the 1997 private placement. The agreement, which is subject to the mutual acceptance and execution of a formal contract, is for a period of 24 months and provides for the issuance of 1,000,000 non-callable Common Stock purchase warrants to McKinley, 500,000 of which are exercisable at $3.125 per share and 500,000 of which are exercisable at $5.25 per share. The warrants contain piggy-back registration rights and expire four years from the date on which a registration statement registering the warrants is declared effective. The fair value of the warrants was estimated using the Black-Scholes pricing model assuming a volatility rate of 100%, zero dividend yield, and a discount of rate of 6.44%. The resulting fair value of $1,090,000 has been recorded as "imputed value of warrants and options" and capital in excess of par value in the accompanying consolidated financial statements during the three months ended September 30, 1997.


b.  CONSULTING AGREEMENT

During May 1997, the Company entered into a consulting agreement with an individual affiliated with Viscount Securities Ltd. The agreement, which contains annual renewal provisions, is for a period of twelve months and may be cancelled by the Company by providing 60 days notice after six months. The
agreement   provided for the issuance of options to purchase 10,000 shares of
Common Stock at an exercise price of $2.50 per share, and provides for the additional issuance of options to purchase 3,500 shares of Common Stock at an exercise price of $2.50 per share for each month the agreement is in effect, in lieu of fees, in return for consulting services related to defining corporate objectives, strategies, and corporate restructuring. All options issued pursuant to the agreement are fully vested at the date of grant and expire in May 2000. As of September 30, 1997, the Corporation had issued options for 31,000 shares of Common Stock. The fair value of the warrants was estimated using the Black-Scholes pricing model assuming a volatility rate of 100%, zero dividend yield, and a discount of rate of 6.37%. The resulting fair value of $53,630 has been recorded as "imputed value of warrants and options" and capital in excess of par value in the accompanying consolidated financial statements during the three months ended September 30, 1997.

The Company is also required to cause such underlying shares of Common Stock to be registered and freely tradable. As of September 30, 1997, the underlying shares of Common Stock were not registered.


c.  VENDOR Reward Warrants

As consideration for certain key vendors allowing the Company to delay payment terms beyond those terms initially agreed upon between the parties, the Company, during the third quarter of 1997, issued Series C warrants to purchase 102,500 shares of Common Stock at an exercise price of $2.50 per share The warrants expire in September, 2000. The fair value of the warrants was estimated using the Black-Scholes pricing model assuming a volatility rate of 100%, zero dividend yield, and a discount of rate of 6%. The resulting fair value of $520,225 has been recorded as "imputed value of warrants and options" and capital in excess of par value in the accompanying consolidated financial statements during the three months ended September 30, 1997.

7.  SUBSEQUENT EVENTS

As previously disclosed, in connection with the initial private placement of the Company and the reverse acquisition, an aggregate of 2,500,000 shares owned by David Marshall, Russell Fine, and the Marshall Gift Trust (collectively, the "Divestment Shares") were subject to forfeiture and cancellation by the Company if a minimum number of subscribers was not reached within specified timeframes. The Board of Directors has determined that having the forfeiture schedule be based upon the number of subscribers is not consistent with the current business plan of the Company in view of the change in the Company's marketing strategy. Accordingly, the Board of Directors has authorized the termination of the possibility of forfeiture with respect to the Divestment Shares. As consideration for such termination, Messrs. Marshall and Fine have agreed to return to the Company an aggregate of 750,000 shares which will be made available by the Company to employees and consultants as determined by the Compensation Committee of the Board of Directors.

Since the quarter ended September 30, 1997, the Company raised through a private placement an aggregate of $575,000 with accredited investors and paid 8% in commissions and 2% in non-refundable expense fees to placement agents totaling $57,500 on the raised funds and issued 230,000 shares of common stock at $2.50 a share and 115,000 callable Series D Warrants, each Warrant allowing its holder to purchase a share of Common Stock for $5.25 per share for a period of up to two years from the date of issue. The private placement was affective pursuit to Regulation D and Regulation S promulgate under the Securities Act of 1933, as amended

ITEM 2:                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information set forth below should be read in conjunction with the unaudited interim condensed financial statements and notes thereto included in Part I -
Item 1 of this Quarterly Report. The following discussion contains trend analysis and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 21A of the Securities Act of 1933, as amended. Actual results could differ from those projected in the forward looking statements as a result of the cautionary statements and risk factors set forth below and in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

OVERVIEW

The Company is continuing its development efforts towards the goal of the initial commercial release of its first on-line service, the You Bet! Racing Network, an interactive horseracing network which is designed to enable users, via modem over the Company's private network, to view live horseracing events, access handicapping information and facilitate wagering directly with licensed gaming agencies (the "You Bet! Racing Network" or "YBRN"). The Company anticipates the distribution of a beta release of the YBRN to occur in the fourth quarter of 1997 whereby a limited number of selected users will conduct live wagering with at least one licensed agency. The Company expects the commercial release of the YBRN to occur during the second quarter of 1998.

During July 1997, the Company entered into an agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. (collectively, "Ladbroke") for the purpose of facilitating interactive telecommunications between YBRN subscribers (utilizing personal computers) and host-track wagering pools (the "Ladbroke Agreement"). Ladbroke operates one racetrack and six off-track wagering facilities in Western Pennsylvania and provides simulcast signals and pari-mutuel wagering from Ladbroke's own host racetrack and provides simulcast signals and pari-mutuel wagering from 22 other host racing venues throughout the United States (which includes all major racetracks). Since 1983, Ladbroke has also offered telephone wagering through Ladbroke's Call-A-Bet system. The Ladbroke Agreement provides for a sharing between the Company and Ladbroke of commissions, net of certain fees and expenses, from the portions of host-track wagering pools generated by the YBRN. The Ladbroke Agreement is terminable the earlier of five years from the date of first live wagering transmission or November 19, 2002 and contains certain provisions, among others, related to minimum commissions, deliverables by each party, and maintenance of regulatory approvals.

During May 1996, the Company entered into a beta test agreement with the New York Racing Association Inc. ("NYRA") (the"NYRA Agreement"). NYRA operates three racetracks in the state of New York (Belmont Park, Saratoga and Aqueduct) and provides simulcast signals and pari-mutual wagering pools from their own host racetracks as well as from numerous other host racetracks throughout the U. S. The NYRA Agreement, as amended, provided for the joint testing of the Company's YBRN and the operations of NYRA for the purpose of facilitating telecommunications by and between NYRA and its clientele regarding wagering products of NYRA. The NYRA Agreement expired on September 1, 1997. The Company and NYRA are presently awaiting the Company's implementation of live wagering with Ladbroke before continuing its discussions regarding the entering into a definitive agreement related to product testing and marketing of the anticipated commercial release of the YBRN to NYRA clientele. There can be no assurance that a definitive agreement will be reached between the parties at terms favorable to the Company.

The Ladbroke agreement is subject to regulatory approval as well as compliance with existing federal, state and local laws. Additionally, potential future agreements with other racing entities are expected to contain similar provisions. There can be no assurance that the Company will be able to maintain such relationships with Ladbroke or other potential licensed entities on terms favorable to the Company, or on terms which indemnify the Company with respect to certain of the Company's proposed activities.

The Company expects to derive a majority or its future revenues through commissions from amounts wagered through the YBRN with licensed wagering entities and, to a lesser extent, from monthly subscription fees, network useage fees, information purchases (i.e. race data, past performance data) and merchandise purchases. As a result, the Company is highly dependent on maintaining its agreements with licensed wagering entities such as Ladbroke.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 1996, the Company incurred a net loss of $3.9 million. For the nine months ended September 30, 1997, the Company recorded a net loss of $7.8 million and had a working deficiency of $1.1 million as of September 30, 1997. The Company has for more than the past year utilized its resources in the development of product software, a computer network and establishing alliances within the horse racing industry. Based on the Company's projected commercial introduction of the YBRN, the Company anticipates that operating losses will continue through at least the first half of 1998.

Since the commencement of development of the YBRN, the Company has primarily financed its operations through private placements of its common stock, convertible debt, loans or advances by certain individuals and the extension of credit by equipment and other vendors. The Company continues to be dependent upon obtaining additional financing in order to complete the development of the YBRN and to timely execute certain marketing and distribution programs. Delays in obtaining the required financing may adversely impact projected future operating performance. Furthermore, no assurance can be given that the required additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares or options and warrants may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. If adequate funds are not able to available to satisfy working capital requirements, the Company may be required to cease operations, curtail its operations significantly or to obtain funds through arrangements with others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

MANAGEMENT CHANGES

On May 30, 1997, the Company elected Steven A. Molnar to the position of interim Chief Executive Officer of You Bet! Inc. ("YBI") and Ronald W. Luniewski to the position of President and Chief Operations Officer of YBI. YBI is a wholly-owned subsidiary of the Company through which the Company conducts substantially all of its business. Prior to his promotion, Mr. Molnar held the position of Executive Vice President of Racing for YBI. Prior to his promotion, Mr. Luniewski held the position of Chief Operations Officer of YBI.

On July 15, 1997, Barry Peters, the Chief Financial Officer of the Company, resigned. Upon his resignation, the Company and Mr. Peters entered into a consulting agreement for the period of August 1, 1997 through October 31, 1997 for which Mr. Peters was paid a sum of $3,000 per month.

RESULT OF OPERATIONS

THREE MONTHS ENDED SEPTMEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

RESEARCH AND DEVELOPMENT / OPERATIONS

Research and development and network operations expenses during the three months ended September 30, 1997 (the "third quarter of 1997") increased $21,959 or 5% compared to the three months ended September 30, 1996 (the "third quarter of 1996). The increase in 1997 was due primarily to additional personnel associated with operating, testing and simulating YBRN racing activity as well as increased expenses related to establishing and maintaining dedicated data transmission lines and third party network provider fees (which commenced during January
1997).

SALES AND MARKETING

Sales and marketing expenses during the third quarter of 1997 decreased $40,608 or 22% from the third quarter of 1996. The decrease was primarily the result of lower expenditures related to promotional literature, public relations and outside consultants which were a result of certain cost-cutting measures due to cash flow constraints.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the third quarter of 1997 increased $193,541 or 45% compared to the third quarter of 1996. The increase was primarily the result of increased expenses associated with investor relations activities; increased depreciation as a result of the acquisition of computer equipment (primarily used in connection with developing and operating the YBRN); and additional personnel and consultants .

IMPUTED COST OF WARRANTS AND OPTIONS

The imputed cost of warrants during the third quarter of 1997 represents the fair value of warrants issued in connection with an investor relations consulting contract entered into during May 1997 ($1,090,000) (see Note 6 a.); the fair value of stock options issued in connection with a management consulting agreement entered into during May 1997 ($53,630) (see Note 6 b.); and the fair value of warrants issued during the third quarter of 1997 as consideration for certain key vendors allowing the Company to delay payment beyond those terms initially agreed upon between the parties ($520,225) (see
Note 6 c.).

INTEREST INCOME AND EXPENSE

Interest income decreased to $477 during the third quarter of 1997 from $18,404 during the third quarter of 1996, primarily as a result of lower investment balances due to cash used from operating activities.

Interest expense - warrants represents the fair value of warrants issued in connection with the Company's bridge note financing which commenced during December 1996 and concluded during June 1997 ($2,072,395) (see Note 4) and the fair value of warrants issued to individuals as compensation for non-interest bearing advances made to the Company ($207,600) (see Note 3).

Interest expense increased to $198,419 during the third quarter of 1997 from $2,158 during the third quarter of 1996 primarily as a result of interest fees in connection with the Company's bridge loan financing during 1997 (see
Note 4).

NINE MONTHS ENDED SEPTMEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

RESEARCH AND DEVELOPMENT / OPERATIONS

Research and development and network operations expenses during the nine months
ended September 30, 1997   increased $431,562 or 43% compared to the nine months
ended September 30, 1996. The increase in 1997 was due primarily to additional personnel associated with product development (approximately $222,000); increased expenses related to establishing and maintaining dedicated data transmission lines and third party network provider fees (which commenced during January 1997); and additional personnel and consultants required to operate, test and simulate YBRN racing activity.

SALES AND MARKETING

Sales and marketing expenses during the nine months ended September 30, 1997 increased $133,787 or 40% compared to the nine months ended September 30, 1996. The increase was primarily the result of additional personnel, consultants and temporary help required to design the Company's initial marketing campaign and work towards its commercial introduction.

GENERAL AND ADMINISTRATIVE

General and administrative expenses during the nine months ended September 30, 1997 increased $660,391 or 71% compared to nine months ended September 30, 1996. The increase was primarily the result of additional administrative and support personnel; increased depreciation as a result of the acquisition of computer equipment (used in connection with developing and operating the YBRN); and increased expenses associated with investor relations activities.


IMPUTED COST OF WARRANTS AND OPTIONS

The imputed cost of warrants during the nine months ended September 30, 1997 represents the fair value of warrants issued in connection with an investor relations consulting contract entered into during May 1997 ($1,090,000) (see
Note 6 a.); the fair value of stock options issued in connection with a management consulting agreement entered into during May 1997 ($53,630) (see Note 6 b.); and the fair value of warrants issued during the third quarter of 1997 as consideration for certain key vendors allowing the Company to delay payment beyond those terms initially agreed upon between the parties ($520,225) (see
Note 6 c.).

INTEREST INCOME AND EXPENSE

Interest income decreased to $1,100 during the nine months ended September 30, 1997 from $72,977 during the nine months ended September 30, 1996, primarily as a result of lower investment balances due to cash used for operating activities.

Interest expense - warrants represents the fair value of warrants issued in connection with the Company's bridge note financing which commenced during December 1996 and concluded during June 1997 ($2,072,395) (see Note 4) and the fair value of warrants issued to individuals as compensation for non-interest bearing advanced made to the Company ($207,600) (see Note 3).

Interest expense increased to $323,638 during the nine months ended September 30, 1997 from $4,957 during the nine months ended September 30, 1996, primarily as a result of interest fees in connection with the Company's bridge loan financing during 1997 (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company had a negative cash flow from operations of $2,770,903. The negative cash flow from operating activities was primarily the result of the net loss of $7,768,644 which was partially offset by the non cash fair value of warrants and options recognized during the three months ending September 30, 1997 ($1,663,855), non cash depreciation, amortization and interest ($2,279,995), an increase in accrued salaries and related benefits ($331,100) which was primarily the result of salary deferrals which occurred during the second quarter of 1997; an increase in accounts payable ($250,548); and $196,500 of non cash interest fees related to bridge financing which were converted to common shares in connection with the Company's 1997 private placement (see Notes 4 and 5 of Notes to Consolidated Financial Statements).

Net cash used for investing activities during the nine months ended September 30, 1997 totaled $85,077and was primarily of the result of expenditures related to computer equipment used for developing and operating the YBRN.

Financing activities during the nine months ended September 30, 1997 provided a positive cash flow of $2,769,113, primarily due to the private placement of
bridge notes ($1,560,000), the private placement of Common Stock   ($1,394,400),
and advances received from related parties ($125,000).

The Company has continued to experience liquidity problems as a result of the continued losses and negative cash flow from operations. As of September 30, 1997, the Company had a negative working capital of approximately $2.1 million, as compared to negative working capital of approximately $1.4 million at December 31, 1996. The Company must provide additional liquidity in order to support its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company is currently in the process of a private placement of its Common Stock and is negotiating with certain individuals and organizations for additional forms of financing. At present, the Company has not received a firm commitment from any individual or firm to complete its goal of raising $10,000,000 in the current private placement, or to provide any significant financing beyond those amounts already received by the Company through September 30, 1997 and there can be no assurance that it will be able to obtain commitments for any amount of significant financing. If the Company does not raise sufficient financing to meet its short-term needs, the Company may have to suspend all or a portion of its business activities.

The Company has no material commitments for capital expenditures as of the date hereof.

               PART II:       OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 1997, the Company raised through a private placement a aggregate of $1,394,400 with accredited investors and paid 8% in commissions and 2% in non-refundable expense fees to placement agents totaling $139,440 on the raised funds and issued 557,760 shares of common stock at $2.50 a share and 278,880 callable Series D Warrants, each Warrant allowing its holder to purchase a share of Common Stock for $5.25 per share for a period of up to two years from the date of issue. The private placement was affective pursuit to Regulation D and Regulation S, promulgate under the Securities Act of 1933, as amended. The Company also converted into the private placement $1,506,500 in bridge notes, for the issuance of 803,467 shares of common stock at $1,875 a share and 401,733 callable Series D Warrants, each Warrant allowing its holder to purchase a share of Common Stock for $5.25 per share for a period of up to two years from the date of issue. To date, no commissions have been paid on the conversion of the notes. The Company also converted $26,627 in employee deferred salaries for the issuance of 14,201 shares of common stock at $2.50 and 7,101 callable Series D Warrants, and $40,000 in vendor payables for the issuance of 16,000 shares of common stock at $2.50 a share and 8,000 callable Series D Warrants.


ITEM 5:        OTHER INFORMATION

As previously disclosed, in connection with the initial private placement of the Company and the reverse acquisition, an aggregate of 2,500,000 shares owned by David Marshall, Russell Fine, and the Marshall Gift Trust (collectively, the "Divestment Shares") were subject to forfeiture and cancellation by the Company if minimum number of subscribers was not reached within specified timeframes. The Board of Directors has determined that having the forfeiture schedule be based upon the number of subscribers is not consistent with the current business plan of the Company in view of the change in the Company's marketing strategy. Accordingly, the Board of Directors has authorized the termination of the possibility of forfeiture with respect to the Divestment Shares. As consideration for such termination, Messrs. Marshall and Fine have agreed to return to the Company an aggregate of 750,000 shares which will be made available by the Company to employees and consultants as determined by the Compensation Committee of the Board of Directors.

Effective November 3, 1997, Deloitte & Touche resigned as the Company's independent accountants. As of the date of this Report, the Company has not engaged new independent accountants.


ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K:

               NONE

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YOU BET INTERNATIONAL, INC.


Date:  November 18, 1997                By:  /s/ David Marshall
                                           --------------------------
                                             DAVID M. MARSHALL
                                             CHAIRMAN OF THE BOARD OF DIRECTORS,
                                             PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER