Form 10KSB40
period 1997-12-31
YOU BET INTERNATIONAL INC
filed 1998-04-15
CIK 814055

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     OF 1934

     For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                        Commission File Number:  33-13789LA

                            YOU BET INTERNATIONAL, INC.
                   (Name of small business issuer in its charter)

         Delaware                                      95-4627253
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

        1950 Sawtelle Boulevard, Suite 180, Los Angeles, California   90025
     -----------------------------------------------------------------------
            (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (310) 444-3300

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X}

The issuer had no operating revenues for the fiscal year ended December 31, 1997.

The aggregate market value of the issuer's common stock held by non-affiliates as of March 31, 1998, computed by reference to the average of the closing bid and ask prices on March 31, 1998, of $5.06 and $5.25, respectively, was approximately $24,000,000.

As of March 31, 1998, the issuer had 9,603,994 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  [ ]  [X]

Documents incorporated by reference:  None.

                                      PART I.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the year ended December 31, 1997 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its financing requirements and efforts to raise additional financing, its development and marketing efforts, consumer reaction/acceptance to the Company's services, and the development of operating revenues, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31,1997 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


ITEM 1.   DESCRIPTION OF BUSINESS

General:

You Bet International, Inc. a Delaware corporation, its wholly-owned subsidiary, You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc., are collectively referred to herein as the "Company". Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure private network. The Company's business operations relating to The You Bet Racing Network are conducted primarily through You Bet!, Inc.

As of December 31, 1997, the Company is considered to be a development stage entity, as it had not realized any revenues from planned principal operations. During 1995, the Company shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which the Company became a development stage company.

Software development costs incurred during 1995, 1996 and 1997 have been charged to operations as research and development. Subsequent to December 31, 1997, management believes that technological feasibility of the Company's proprietary software technology has been established.

History:

Continental Embassy Acquisition, Inc. ("CEA") was organized in the State of Utah in 1987 for the purpose of raising capital and acquiring a suitable business opportunity through a merger with, or acquisition of, a private business enterprise seeking to obtain the perceived benefits of being a publicly-owned company. On December 6, 1995, CEA acquired 100% of the outstanding capital stock of You Bet!, Inc., a Delaware corporation (formerly known as PC Totes, Inc.), in exchange for the issuance 5,800,000 shares of common stock, including 5,710,000 shares of common stock to two officers/major stockholders of the Company (who were the founders of the Company's predecessor entity), their nominees and a stockholder related to one of the officers. In conjunction with the contemporaneous private placement of the Company's securities, 2,500,000 of the 5,710,000 shares were deemed subject to forfeiture by the holders under certain conditions. Concurrent with this transaction, CEA reincorporated in the State of Delaware and changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of You Bet International, Inc. For accounting purposes, the acquisition of You Bet!, Inc. by You Bet International, Inc. has been treated as a reverse acquisition of You Bet!, Inc. with You Bet!, Inc. considered the acquiror.

Concurrent with this transaction, 100% of the capital stock of Middleware Telecom Corporation was contributed by its stockholders, who were substantially the same as the stockholders of You Bet!, Inc., to You Bet!, Inc. for no additional consideration.

Concurrent with this transaction, the Company also effected a 1 for 1.5 reverse stock split of its common stock in December 1995. All references to shares and per share amounts have been retroactively restated to reflect this reverse stock split.

At the time of the reverse merger in December 1995, PC Totes, Inc. had over eight years of experience developing computer-based wagering systems. In 1987, PC Totes, Inc. developed a personal computer based "totalisator" system that is used to operate the wagering systems at horse and dog racing tracks. The totalisator system is called the "PC Tote" and includes facilities for infield scoreboards, closed circuit television and numerous types of customer ticket issuing machines.

The You Bet Racing Network:

The You Bet Racing Network is the Company's first on-line service, an innovative interactive horseracing network designed to enable users, via modem over their personal computer, to view live horseracing events, access handicapping information, and facilitate wagering directly to licensed gaming agencies.

In December 1997, the Company completed an extensive six month system-wide test and processed the first live wager over The You Bet Racing Network.

In February 1998, the Company launched a limited release of the You Bet Racing Network. The limited release, with up to 400 users, consists mainly of computer-literate horseplayers, along with a small section of non-racing participants. The limited release is intended to further research system features and functionality, as well as to study marketing issues, such as pricing and packaging. The limited release will continue through the second quarter of 1998, with a public release of the service expected to be launched in the third quarter of 1998.

The You Bet Racing Network is a one-stop shop for racing content, and is an additional marketing and distribution channel for race tracks. Subscribers to The You Bet Racing Network have access to an exclusive private network, including live audio/video, up-to-the minute track information, real-time wagering information, value-added handicapping products, racing news, and wagering at full track odds through licensed gaming agencies. The You Bet Racing Network currently broadcasts 11 hours a day, seven days a week, of continuous racing, and offers customer support 16 hours a day.

The Company developed The You Bet Racing Network based on management's identification of a perceived market need in the horse racing industry, based on industry facts and trends. The horse racing market is substantial. In 1997, approximately $15 billion was wagered domestically and $100 billion was wagered internationally on horse racing. Wagering on domestic horse racing has continued to grow principally because of the growth from off-track sources. In 1997, the estimated percentage of off-track betting was $11 billion, or 73%, of all domestic wagering placed.

The Company believes that the convenience and availability of off-track sources has had a major impact on the industry. The Company expects that the ability to supply a new distribution media through The You Bet Racing Network and to transmit wagering data to licensed wagering facilities will extend this trend and accelerate the off-track wagering industry's growth.

The Company's goal is to expand the reach of racetracks and to identify new racing customers in entirely new marketplaces. In addition to the audio/video and track information, content will include news, handicapping information products, handicapping seminars, celebrity chat rooms, promotions, and online customer service.

Risk Factors:

The business of the Company is dependent upon the successful deployment of
the Company's initial service, The You Bet Racing Network.   Such deployment
is subject to all of the inherent risks in software development, including programming errors, and conflicts with other software or computer equipment. Additionally, as the Company is concurrently establishing an on-line network to implement its service, the Company will be subject to other related risks, such as delays (or failures) in transmission of data, the inability to access the network, and general lack of support personnel. The Company's success will be largely dependent on the ability of the software application and network to perform as anticipated, as well as market acceptance of the product.

The Company will be largely dependent upon negotiating agreements with third parties, including various track and information providers. There can be no assurances that the Company will be able to negotiate acceptable agreements with such third parties on a timely basis and under acceptable terms and conditions.

Assuming the Company's service can be developed as anticipated, the Company will need additional capital to continue to develop and market its service. The Company's need for additional capital will be dependent upon a number of factors, including the rate at which the Company's products are utilized and the level of effort needed to develop and commercialize additional applications. The lack of availability of additional funds on a timely basis and under acceptable terms and conditions could have a material adverse effect on the Company's ability to implement its planned operations. The availability of debt and equity capital, as well as financing from joint venture sources, is affected, among other factors, by worldwide economic conditions, interest rates, and the general competition for funds. No assurance can be given that the Company will be successful in obtaining additional financing.

Since mid-1995, the Company has utilized its resources to develop its proprietary communications software technology, design a computer network and establish the alliances within the horse racing industry and build an operating infrastructure. During 1998, subject to the availability of adequate capital resources, the Company expects to incur marketing and promotion costs of approximately $2,000,000 and research and development costs of approximately $800,000 with respect to the continuing development and commercialization of The You Bet Racing Network. Accordingly, based on the timing and ramp-up of the Company's planned commercial introduction of The You Bet Racing Network, the Company anticipates that operating losses will continue at least through 1998. The Company has had recurring losses and has experienced significant continuing liquidity problems since late 1996 that are expected to continue until the Company is able to complete a long-term debt or equity financing of substantial size and/or until significant operating revenues are generated on an ongoing basis. The Company had a negative working capital of $2,739,184 as of December 31, 1997. As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The Company's capital requirements and financial condition are discussed in more detail at "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

The Company's software will be affected by the changing and dynamic nature of the gaming industry, which is subject to extensive regulation by both state and Federal governments, as well as the current environment in which Internet and on-line services are offered to computer users. The gaming industry is heavily regulated, and the policies of the agencies and legislatures that regulate the gaming industry are subject to changing political and economic concerns. No assurance can be given that the Company will not be subject to additional legislation in the future which could materially impact the Company's planned operations. Moreover, the entire on-line, Internet-based, communications and entertainment industry is newly emerging and is rapidly developing, thus subjecting the Company to a variety of volatile changes, any one of which could have a material adverse effect on the Company's ability to effectively deploy its products and compete in the marketplace.

Account Wagering Entities:

During July 1997, the Company entered into an agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. (collectively, "Ladbroke") for the purpose of facilitating interactive telecommunications between subscribers to The You Bet Racing Network and host-track wagering pools (the "Ladbroke Agreement"). Ladbroke operates one racetrack and six off-track wagering facilities in Western Pennsylvania and provides simulcast signals and pari-mutuel wagering from Ladbroke's own host racetrack. Ladbroke also provides simulcast signals and pari-mutuel wagering from 32 other horse racing venues throughout the United States, including most major racetracks. Since 1983, Ladbroke has also offered telephone wagering through Ladbroke's Call-A-Bet System. The Ladbroke Agreement provides for a sharing between the Company and Ladbroke of commissions, net of certain fees and expenses, from the portions of host-track wagering pools generated by The You Bet Racing Network. The Ladbroke Agreement is terminable the earlier of five years from the date of first live wagering transmission or November 19, 2002, and contains certain provisions, among others, related to minimum commissions, deliverables by each party, and maintenance of regulatory approvals.

During May 1996, the Company entered into a beta test agreement with the New York Racing Association Inc. ("NYRA") (the " NYRA Agreement"). NYRA operates three racetracks in the State of New York (Belmont Park, Saratoga and Aqueduct) and provides simulcast signals and pari-mutuel wagering pools from their own host racetracks as well as from several other host racetracks throughout the United States. The NYRA Agreement, as amended, provided for the joint testing of The You Bet Racing Network with the operations of the NYRA for the purpose of facilitating telecommunications by and between the NYRA and its clientele regarding wagering products of the NYRA. The NYRA Agreement expired on September 1, 1997, at which time the Company and NYRA agreed to suspend discussions temporarily until the implementation of live wagering with Ladbroke. Upon the implementation of live wagering with Ladbroke, the Company and the NYRA reinstituted discussions regarding the NYRA's participation in The You Bet Racing Network. However, there can be no assurance that a definitive agreement will be reached between the Company and the NYRA.

The Ladbroke Agreement was subject to regulatory approval as well as compliance with existing federal, state and local laws. During 1997, the Ladbroke Agreement was approved by Pennsylvania regulatory authorities. Potential future agreements with other racing entities are also expected to contain similar provisions. There can be no assurance that the Company will be able to maintain such relationships with Ladbroke or secure other potential licensed entities on terms acceptable to the Company.

The Company expects to derive a majority of its future revenues through commissions from amounts wagered with licensed wagering entities through The You Bet Racing Network and, to a lesser extent, from monthly subscription fees, network usage fees, merchandise purchases and information purchases, such as race data and past performance data. As a result, the Company is highly dependent on maintaining its agreements with licensed wagering entities such as Ladbroke.

Competitive Issues:

Numerous Internet and other interactive gaming ventures have been announced in 1997. The Company expects to compete with these entities, as well as other established gaming companies, which may enter the interactive pari-mutuel gaming market. The Company believes that its principal competitor in the interactive pari-mutuel gaming market is On Demand Services. On Demand Services is developing a 24 hour national racing channel for distribution over cable and Direct TV, along with an in-home pari-mutuel wagering system that requires an On Demand Services television set-top box. The system is currently being tested in Kentucky and has been announced for public release in November 1998. On Demand Services has announced that it has formed exclusive relationships with in excess of 10 major United States racetracks. Because the market for interactive software products is still emerging and the cost barriers to entry into this market are relatively low, the Company expects the number of competitors to increase. The Company believes that potential new competitors, including large software companies, media companies, and gaming companies, are increasing their focus on the interactive wagering market. Competition for the Company's product is influenced by the timing of competitive product releases and the similarity of such products to those of the Company, which may result in significant price competition or reduced profit margins.

However, the Company believes that is has developed a number of proprietary software technologies that provide significant competitive advantages. The Company has developed a national multicast network allowing for reliable and economical delivery of audio, video, and information updates to a virtually unlimited audience. The Company's software technology utilizes an open architecture design capable of providing multi-currency and multi-lingual games, including horse racing and other high-level participation games that can be used with international sporting events. The Company's proprietary design utilizes a distributed high speed transaction platform capable of handling the extreme peak loads of interactive wagering. The Company has also developed proprietary security technologies and techniques.

In addition, the totalisator system consists of complex computer software and hardware that calculates wagering odds, and facilitates infield scoreboards and numerous types of customer ticket issuing machines at horse racing tracks. There is limited knowledge in this niche industry, and it will be difficult for technology companies to acquire this expertise. The Company's prior experience, through PC Totes, Inc., in all aspects of developing, deploying, and running totalisator systems provides a significant key competitive advantage and barrier to entry.

Research and Development Activities:

Since mid-1995, the Company has utilized its resources to develop its proprietary communications software technology. During the years ended December 31, 1996 and 1997, the Company incurred costs of $1,610,604 and $1,919,062 on research and development and network activities. Subsequent to December 31, 1997, management believes that technological feasibility of the Company's proprietary software technology had been established. Accordingly, and considering the Company's capital resources, a significantly smaller amount is expected to be expended on research and development activities during 1998.

International Markets:

It is management's belief that the introduction, availability and ease of use of computers and computer networks will continue to expand worldwide demand for computer based services. Management believes that there could be a significant market opportunity for The You Bet Racing Network outside the United States, for the United States races and international events. The Company intends to initially target handicappers in the United States. However, the Company continues to explore international relationships to facilitate deployment of The You Bet Racing Network and facilitate other types of applications and services over the Company's proprietary network.

Government Regulation; Legal Issues:

The gaming industry is subject to extensive statutory and regulatory control by both state and Federal agencies, and may be affected by changes in the political climate and economic and regulatory policies, which changes may impact the operations of the Company. To the extent that the Company's facilities are used by subscribers to place intrastate or interstate wagers or the Company receives commissions from such wagers, various statutes and regulations could have a direct and material effect on the business and indirectly could have a material effect on the public demand for the Company's services.

All 50 states currently have statutes or regulations restricting gambling activities, and two states have absolute prohibitions on gambling. In most states it is illegal for anyone either to accept or make a wager, with certain state-by-state statutory exceptions. The Federal Interstate Wire Act contains provisions which may make it a crime for anyone in the business of gambling to use an interstate or international telephone line to transmit information assisting in the placing of bets, unless the betting is legal in the jurisdictions from which and into which the transmission is made. Other Federal laws impacting gaming activities include the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. Various regulatory and legislative agencies are conducting studies of interstate and interactive wagering. No assurance can be given that new legislation will not be adopted which limits either the intrastate or interstate activities the Company proposes to engage in with respect to actual wagering, or the type of activities associated with such wagering (initially pari-mutuel horse racing). Any change in either the substance or the enforcement of the applicable rules and regulations in these areas could have a material effect on the Company's business and prospects. Certain legislation is currently being considered in Congress and individual states in this regard. In addition, the United States Justice department is in the process of taking actions against selected companies that it deems to be operating without proper licensing and regulatory approval.

The Company has been advised by counsel that it can legally provide the facilities through which subscribers communicate interstate wagers in the eight states that allow interstate telephone account wagering and the other states that allow pari-mutuel wagering subject to state and local requirements. These eight states represent 30% of the domestic market. However, this status could change. The Company also believes that it can operate, or license technology, in numerous countries that allow telephone and account wagering, including Canada, Mexico, the United Kingdom, Australia, and Hong Kong.

In connection with its proposed activities, it is possible that the Company could be considered to be engaged in the gaming business. However, the Company will not actually be placing or accepting any wagers. The Company will be transmitting the wagering data on behalf of the subscriber to the licensed account wagering facility with which the Company has appropriate contractual relationships. These facilities accept the data and make a wager from the subscriber's account with that facility. The results are then transmitted to the subscriber through the Company. The transfer of funds into and out of the subscriber's account is performed by the licensed account wagering facility. Although the Company intends to obtain, and to date has received limited indemnification from each such licensed account wagering facility, no assurance can be given that such indemnification will continue to be available or that, if obtained, such provisions will be enforceable or adequate.

The Company has adopted a policy (referred to herein as its "Business Guidelines") pursuant to which it will not engage in any proposed activity unless (i) the Company has received an opinion of legal counsel experienced in gaming or other relevant matters to the effect that, although the matter is not necessarily free of doubt, the proposed activity of the Company is permitted under applicable law, or (ii) the Company's Board of Directors, including a majority of the independent directors, after reasonable inquiry, including consultation with independent legal counsel experienced in gaming or other relevant matters, has determined with a high degree of confidence that, although the matter is not necessarily free of doubt, the Company will not be found to have been violating applicable law by reason of engaging in the proposed activity.

Since the Company's Business Guidelines permit the Company to engage in activities for which it has not received a legal opinion to the effect that the activities are permitted under applicable law, the possibility of violation of applicable law exists. In addition, the uncertain application of existing laws to interactive gaming and the lack of applicable precedents suggests that legal opinions in this field may be qualified on the basis that these matters are not free from doubt. Even when the Company is operating in accordance with the advice of counsel, a risk exists that the Company may be found to have violated applicable law. A failure to comply with applicable regulations could result in the initiation of civil or criminal proceedings against the Company. The results of such proceedings could include substantial litigation expense, fines, incarceration of Company executives, diversion of the attention of key Company employees, disqualification of the Company from licensure, and injunctions or other prohibitions preventing the Company from engaging in various anticipated business activities.

Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. There can be no assurance that the Company will be able to obtain the approvals necessary to market its services in such jurisdictions.

Employees:

As of March 31, 1998, the Company had 46 employees. The Company believes that its relationship with its employees is good. The Company anticipates that additional employees will be hired to help operate and maintain The You Bet Racing Network and to expanding marketing activities to the consumer and horse racing industry.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's executive and operating offices occupy 9,370 square located at 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California, under a lease that expired on March 31, 1998. The lease was subsequently extended through September 30, 1998. The lease payment is approximately $16,500 per month. The Company believes that this facility is adequate for its present requirements.


ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                      PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of You Bet International, Inc. is traded on the OTC Bulletin Board under the symbol "UBET".
The following table sets forth the range of reported bid prices of the Company's common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.


                                               High        Low
                                               ----        ---
Fiscal Year Ended December 31, 1997:
-----------------------------------
Quarter ended March 31, 1997                  $5.75       $3.00
Quarter ended June 30, 1997                    5.00        1.00
Quarter ended September 30, 1997               4.75        3.25
Quarter ended December 31, 1997                5.75        2.50

Fiscal Year Ended December 31, 1996:
-----------------------------------

Quarter ended March 31, 1996                   3.75        2.38
Quarter ended June 30, 1996                    6.31        2.62
Quarter ended September 30, 1996               6.19        4.38
Quarter ended December 31, 1996                4.69        3.75

The approximate number of security holders of record of the Company's common stock as of February 12, 1998 was 278.

The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview:

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure private network. The Company has incurred substantial software development costs during 1995 through 1997, which have been charged to operations as research and development costs. Subsequent to December 31, 1997, management is of the opinion that technological feasibility of the Company's proprietary software technology has been established.

Business Plan:

The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, in 1997, the Company decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy, which is scheduled to be implemented during 1998 and 1999, is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. In order to do so, the Company intends to concentrate on marketing to existing horse players during the initial phase of operations. By being the first to deliver an interactive product, the Company believes that it will fill a significant market need and establish itself as the leading brand in the horse racing industry. Marketing activities will then be expanded to focus on a variety of additional potential users, including sports gamblers, and casino and lottery customers. The Company will then move its products into the mainstream online community through a mass marketing campaign.

Liquidity and Capital Resources - December 31, 1997:

The Company has had recurring losses and has experienced significant continuing liquidity problems since late 1996 that are expected to continue until the Company is able to complete a long-term debt or equity financing of substantial size and/or until significant operating revenues are generated on an ongoing basis. The Company had a negative working capital of $2,739,184 as of December 31, 1997. As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

In order to conserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors, creditors and a bridge noteholder.

During 1997, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, and the private placement of its common stock and warrants, which aggregated approximately $3,900,000, to fund its operating requirements. During the period from January 1, 1998 through April 9, 1998, the Company received $1,520,000 from bridge financing, $420,000 from the exercise of stock purchase warrants, and $200,000 from related party advances to partially fund estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000, research and development activities of $800,000 and estimated capital expenditures of $2,000,000. The Company is also exploring various other options to raise additional operating capital during 1998.

The Company is dependent on the proceeds from its financing efforts for the continuation of its current testing and marketing efforts related to The You Bet Racing Network, as well as for the short-term continuation and expansion of the Company's development activities and planned marketing activities. The Company expects that its cash on hand, combined with the funds that the Company expects to raise from new debt and equity financings during the remainder of 1998, will be sufficient to fund operating and capital expenditures at least through December 1998. However, there can be no assurances that the Company will be able to complete such financings on a timely basis and/or under acceptable terms and conditions. To the extent that adequate working capital is not available to fund the Company's operations, management will consider a variety of other alternatives, including seeking a joint venture partner, selling or licensing its proprietary software technology, curtailing product development, delaying the introduction, marketing and expansion of The You Bet Racing Network, and reducing or suspending operations.

The Company's need for financing during 1998 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include the scope of the Company's development and marketing efforts, consumer reaction/acceptance and the development of operating revenues, the time and cost to develop and commercialize additional applications, competition from similar wagering systems and from competing interactive gaming/leisure time systems and activities, and potential political and legal issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforeseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

During November 1997, the Company completed a private placement offering of securities to investors. The Company sold 89.78 units at $25,000 per unit.
Each unit consisted of 10,000 shares of common stock and 5,000 Series D common stock purchase warrants exercisable at $5.25 and expiring November 1999. Total offering costs of $291,020 were charged against the gross proceeds of $2,244,400, resulting in net proceeds of $1,953,380. As a result of the sale of
89.78 units under this private placement in 1997, the Company issued a total of 897,760 shares of common stock and 448,880 Series D common stock purchase warrants.

In conjunction with the closing of the private placement offering, bridge loans payable aggregating $1,679,000, representing a principal balance of $1,460,000 and accrued interest of $219,000, were exchanged for 89.55 units of common stock and Series D common stock purchase warrants. Included in the $1,679,000 was $632,500, representing a principal balance of $550,000 and accrued interest of $82,500, from related parties. As a result of the issuance of 89.55 units in 1997, the Company issued 895,468 shares of common stock and 447,734 Series D common stock purchase warrants, including 337,335 shares of common stock and 168,667 Series D common stock purchase warrants to related parties. During 1997, advances not converting into the bridge financing of $209,000, including $104,000 to related parties, were repaid.

During 1997, the Company's operations used $3,862,112 of cash, as compared to $2,832,263 of cash during 1996, reflecting a general increase in the levels of activity as the Company completed the development of The You Bet Racing Network and commenced commercial testing and marketing activities. These activities resulted in a significantly higher loss in 1997 as compared to 1996.

During 1997, cash flows used in investing activities aggregated $132,356 for purchases of property and equipment, which was funded by the proceeds of a capital lease transaction aggregating $150,261.

The Company does not currently have any existing capital expenditure commitments for 1998. However, subject to the continuing development of The You Bet Racing Network and the availability of sufficient capital resources, the Company's business plan anticipates the establishment of an East Coast operations and customer service center at a cost of approximately $2,000,000 during the latter half of 1998 to support the anticipated increase in activity on The You Bet Racing Network.

Consolidated Results of Operations - Years Ended December 31, 1996 and 1997:

Research and development and network operations increased from $1,610,604 in 1996 to $1,919,062 in 1997, an increase of $308,458 or 19.2%. Sales and marketing expense increased from $663,572 in 1996 to $710,532 in 1997, an increase of $46,960 or 7.1%. General and administrative expenses increased from $1,441,439 in 1996 to $1,804,176 in 1997, an increase of $362,737 or 25.2%. The increase in such expense categories reflects the Company's continuing development efforts with respect to The You Bet Racing Network, the recruitment and hiring of management, horse racing and technical teams, entering into agreements with strategic partners, and increased general and administrative expenses associated with the operation of a public company.

Interest expense increased from $15,154 in 1996 to $390,471 in 1997 primarily as a result of an increase in advances and bridge loans during 1997.

During the year ended December 31, 1997, the Company also incurred over $14,000,000 of non-cash expenses. The Company recorded the fair value of various stock options and warrants issued for services rendered as a charge to operations; such amounts aggregated $2,008,217 for services rendered and $3,656,202 for financing costs. The Company recorded a charge to operations of $7,875,000 to reflect accounting for the release of forfeiture provisions on certain shares of common stock owned by two officers/major stockholders and a stockholder related to one of the officers. The Company recorded a charge to operations of $573,348 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants. The recognition of these expenses did not effect working capital, net stockholders' deficiency, or cash flows. The Company does not expect that these types of costs will continue at these levels in the future.

However, certain of these costs will be recognized in the near term, particularly as they relate to transactions occurring in 1997 aggregating approximately $1,300,000, which are expected to provide future benefit in 1998 and 1999, primarily with respect to services rendered by a financial and marketing consulting firm. In addition, the Company expects to recognize a non-cash charge to operations in 1998 resulting from the conversion discount on the 1998 bridge financing.


Year 2000 Issue:

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent internal assessment, the Company has determined that its software programs, both developed internally and purchased from outside vendors, are already Year 2000 compliant, or that the cost of any needed modifications will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Recent Accounting Pronouncements:

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements issued for fiscal years ending after December 15, 1997.
The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by this statement. Adoption of this statement did not have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.


ITEM 7.   FINANCIAL STATEMENTS


The consolidated financial statements are listed at the "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 3, 1997, Deloitte & Touche LLP ("Deloitte & Touche") resigned as the Company's independent accountants. Deloitte & Touche audited the Company's consolidated financial statements for the years ended December 31,1995 and 1996. Deloitte & Touche's reports for the years ended December 31, 1995 and 1996 contained an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. Other than the foregoing explanatory paragraph, Deloitte & Touche's reports on the Company's financial statements for the years ended December 31, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports modified as to audit scope or uncertainty. During the years ended December 31, 1995 and 1996, and the period from January 1, 1997 through November 3, 1997, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements.

Effective March 3, 1998, the Company engaged BDO Seidman, LLP ("BDO Seidman") as the Company's new independent accountants. The engagement of BDO Seidman was approved by the Company's Board of Directors.

Prior to the engagement of BDO Seidman, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. However, prior to the engagement of BDO Seidman, the Company consulted with such firm in order to confirm the Company's expectation that the auditor's opinion with respect to the Company's 1997 consolidated financial statements would contain a modification paragraph reflecting uncertainty with respect to the Company's ability to continue as a going concern.

                                     PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following tables and text sets forth the names and ages of all directors and executive offers of the Company as of March 31, 1997. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                                     DIRECTORS

                                             Date Elected
Name                         Age             as Director
----                         ---             -----------
David M. Marshall             35             December 1995

Russell M. Fine               34             December 1995

Jess Rifkind                  67             December 1995


                           OFFICERS AND SENIOR EXECUTIVES

Name                         Age             Position(s)
----                         ---             -----------
You Bet International, Inc.
(parent company):

David M. Marshall             35             Chairman of the Board of

                                             Directors, Chief Executive
                                             Officer and President

Russell M. Fine               34             Executive Vice President
                                             and Chief Technology
                                             Officer

Robert N. Weingarten          46             Chief Financial Officer


You Bet!, Inc. (principal
operating subsidiary):

Ronald W. Luniewski           34             President and Chief
                                             Operating Officer

Steven A. Molnar              54             Executive Vice President,
                                             Racing



Katherine I. Wilkins          37             Executive Vice President,
                                             Marketing

Jeffrey D. Franklin           43             Executive Director, Racing
                                             Product Development


Biographies of Directors, Officers and Senior Executives:

David M. Marshall

David M. Marshall serves as the Chairman of the Board of Directors, Chief Executive Officer and President of You Bet International, Inc. Mr. Marshall was the Chief Executive Officer and co-founder of PC Totes, Inc. and Middleware Telecom Corporation, the Company's predecessor entities, which are now wholly-owned subsidiaries of the Company. In 1987, PC Totes, Inc. developed one of the world's first high-speed, fault tolerant, PC-based computer totalisator systems that is now used to operate wagering at horse and dog racing tracks in Thailand, Malaysia, Guam and other countries in the Pacific Rim.

Russell M. Fine

Russell M. Fine serves as the Executive Vice President, Chief Technology Officer and Director of You Bet International, Inc. Mr. Fine was the Chief Technology Officer and co-founder of Middleware Telecom Corporation and Vice President of Research and Development of PC Totes, Inc. At PC Totes, Inc., Mr. Fine headed the design and development of one of the world's first high-speed, fault tolerant, PC-based, real-time transaction processing systems. At Middleware Telecom Corporation, Mr. Fine designed and managed the development of wagering software, including the development of real-time metering and billing systems, data translation software and multimedia CD-ROM content development.

Jess Rifkind

Jess Rifkind serves as a Director of You Bet International, Inc. Mr. Rifkind has been an independent management consultant providing advice to clients in the areas of management, finance and technology.

Robert N. Weingarten

Robert N. Weingarten has served as the Chief Financial Officer of You Bet International, Inc. since February 1, 1998. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. From January 1, 1997 through July 31, 1997, Mr. Weingarten was a principal in Chelsea Capital Corporation, a merchant banking firm. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operating or reorganization. Mr. Weingarten currently serves as an officer and director of GolfGear International, Inc. and as an officer of Brighton Technologies Corporation, both of which are publicly held companies.

Ronald W. Luniewski

Ronald W. Luniewski serves as President and Chief Operating Officer of You Bet!, Inc., the Company's principal operating subsidiary. Prior to joining the Company in 1996, Mr. Luniewski was employed for 11 years by Electronic Data Systems as Vice President, where he was responsible for providing information technology and consulting services to General Motors Marketing and Advertising Division. Mr. Luniewski has extensive experience in directing large software developments efforts.

Steven A. Molnar

Steven A. Molnar serves as Executive Vice President, Racing, of You Bet!, Inc., the Company's principal operating subsidiary. For the twelve years prior to joining the Company in 1995, Mr. Molnar was the Director of Marketing and then President and Chief Operating Officer of McKinnie Systems. Under his leadership, McKinnie Systems implemented a nationwide licensing system based on Smart Card technology, and also became the leading computer software supplier to race tracks in North America.

Katherine I. Wilkins

Katherine I. Wilkins serves as Executive Vice President, Marketing, of You Bet!, Inc., the Company's principal operating subsidiary. For the five years prior to joining the Company in 1996, she was Vice President of Marketing and Sales for The Daily Racing Form, the leading horse racing daily newspaper in North America. She has 18 years of experience in the horse racing industry in both North American and Europe, and has broad-based experience in marketing, sales, customer relations and communications.

Jeffrey D. Franklin

Jeffrey D. Franklin services as Executive Director, Racing Product Development, of You Bet!, Inc., the Company's principal operating subsidiary. Prior to joining the Company in 1996, Mr. Franklin had 14 years experience working with leading jockeys, owners and racing stables as a jockey agent. Mr. Franklin has represented racing personalities such as Gary Stevens, Patrick Valenzuela and Jose Santos.

Compliance with Section 16(a) of the Exchange Act:

During the year ended December 31, 1997, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 10.  EXECUTIVE COMPENSATION

The following table and text sets forth the compensation paid by the Company to its Chief Executive Officer and to its four other most highly compensated executive officers during the last three fiscal years.

                                           Annual Compensation
                                    ----------------------------------
Name and Principal                                      Other Annual
Position                    Year    Salary   Bonus(1)   Compensation(2)
------------------          ----    ------   -----      ------------
You Bet International, Inc.

David M. Marshall           1997  $130,000   $              $6,000
President and               1996   130,000                   6,000
Chief Executive             1995    72,800
Officer

Russell M. Fine             1997   120,000                   6,000
Executive Vice              1996   120,000                   6,000
President and Chief         1995    52,558
Technology Officer

You Bet!, Inc.
Ronald W. Luniewski         1997   120,000    6,563
President and               1996    98,885
Chief Operating             1995
Officer

Steven A. Molnar            1997   135,000    6,891
Executive Vice              1996    74,750
President, Racing           1995    19,750

Katherine I. Wilkins        1997   110,000    5,074
Executive Vice              1996
President, Marketing        1995

-------------------

(1)  Represents 25% bonus on deferred compensation.

(2)  Represents automobile allowance of $500 per month.


Issuance of Common Stock Purchase Warrant to Executive:

Effective December 31,1997, the Company issued a common stock purchase warrant to Katherine I. Wilkins to purchase 100,000 shares of common stock at an exercise price of $3.00, exercisable through October 31, 1998, partially in exchange for an accrued but unpaid bonus. Aggregate fair value was $210,000, which was charged to operations in 1997.

Board of Directors:

During the year ended December 31, 1997, the Company had three meetings of the Board of Directors, at which all directors were in attendance. Directors receive no cash compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. Non-employee directors receive options to purchase 5,000 shares of common stock for each year of service on the Board of Directors.

During 1997, the Company issued a stock option to the non-employee director under the 1995 Stock Option Plan for Non-Employee Directors to purchase 5,000 shares of common stock at an exercise price of $2.75 per share, exercisable for a period of ten years. Aggregate fair value was $9,083, of which $1,811 was charged to operations in 1997, and the remaining $7,272 will be charged to operations in 1998 through 2001.

During the year ended December 31, 1997, Company had no audit or nominating committees, or committees performing similar functions. The Compensation Committee, which administers the Company's stock option plans, consists of David
M. Marshall and Russell M. Fine. Mr. Marshall and Mr. Fine are ineligible to receive awards under the Company's stock option plans.

Employment Agreements:

David M. Marshall and Russell M. Fine each have employment agreements with the Company providing for terms of four years commencing December 6, 1995. The employment agreements provide for annual compensation of $130,000 and $120,000, respectively, a car allowance of $500 per month, and other usual and customary benefits. In addition, each person is entitled to such bonuses as may be declared from time to time by the Company's Board of Directors.

In the event of a change in control of the Company, as defined below, Mr. Marshall and Mr. Fine each have the right, but not the obligation, to consider such event to be a termination of his employment agreement. In the event of a change in control of the Company, Mr. Marshall and Mr. Fine are entitled to receive the remaining compensation provided for under their employment agreements, without reduction for any amounts that they may earning in any capacity after the date of termination. Pursuant to the employment agreements, a change in control is defined as (i) any sale of all or substantially all of the assets of the Company; (ii) any stock sale, merger or other business combination in which the members of the management of the Company (a) no longer are affiliates of the surviving entity, (b) no longer are in control of the surviving entity, or (c) no longer own in excess of 20% of the outstanding common stock of such surviving entity.


Stock Option Plans:

In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding, allocated 13.5% to the 1995 Stock Option Plan and 1.5% to the 1995 Stock Option Plan for Non-Employee Directors. The options generally vest in four equal annual installments, and have a term of ten years.

The 1995 Plans provide for the granting of incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants of the Company, while Incentive Stock Options may be granted only to employees. The 1995 Plans are currently administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions of the options granted under the 1995 Plans, including the exercise price, number of shares subject to option and the exercisability thereof.

The exercise price of all Incentive Stock Options granted under the 1995 Plans must be at least equal to the fair market value of the common stock of the Company on the date of grant, and must be 110% of fair market value when granted to a 10% or more shareholder. The exercise price of all non-qualified stock options granted under the 1995 Plans shall be not less than 85% of the fair market value of the common stock. The term of all options granted under the 1995 Plans may not exceed ten years, except the term of incentive options granted to a 10% or more shareholder may not exceed five years. The 1995 Plans may be amended or terminated by the Board of Directors, but no such action may be taken which would materially increase the aggregate number of shares as to which options may be granted, materially increase the benefits accruing to the optionees, or materially modify the requirements as to eligibility for participation under the 1995 Plans.

The 1995 Plans provides the Board of Directors or the Compensation Committee with the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with the Company, all unvested options terminate and are no longer exercisable. Vested non-qualified options remain exercisable for a period not to exceed three months following the termination date.

During the year ended December 31, 1997, the Company granted options to officers of the Company's subsidiary as follows:

                                             % of Options
                            Number of       Granted to Total    Exercise
Recipient               Options Granted     Options Granted      Price
---------               ---------------    ----------------    ---------
Steven A. Molnar            20,000               8.1%            $3.00
Katherine I. Wilkins        13,200               5.3              3.00

A summary of stock options issued to officers of the Company's subsidiary under the 1995 Plans as of December 31, 1997 is summarized below. No options were exercised during 1995, 1996 or 1997.

                         Number of                    Value of
                         Shares of                  Unexercised
                       Common Stock                 in-the-Money
                        Underlying                   Options at
                       Stock Options   Weighted   Fiscal Year-End(1)
                      ---------------  Exercise   ----------------
Recipient            Unvested  Vested   Price     Unvested  Vested
---------             -------  ------   -----     -------   ------
Ronald W. Luniewski    50,000  50,000   $2.50    $100,000  $100,000
Steven A. Molnar       40,000  60,000    2.60      70,000   120,000
Katherine Wilkins      28,050  15,150    2.65      53,325    26,475
                      ------- -------             -------   -------
Total                 118,050 125,150    2.57    $223,325  $246,475
                      ------- -------            --------  --------
                      ------- -------            --------  --------

(1) The dollar values are calculated by determining the difference between the weighted exercise price of the options and the market price for the common stock of $4.50 on December 31, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of March 31, 1998, the Company had a total of 9,603,994 shares of common stock issued and outstanding. All common share amounts reflect the 1 for 1.5 reverse stock split effected in December 1995. There are no other classes of equity securities currently outstanding.

The following table sets forth, as of March 31, 1998: (a) the names and addresses of each beneficial owner of more than five (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each director, and by all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                          Percent
                                                            of
                                           Amount and     Shares
                                           Nature of        of
Name and Address of                        Beneficial     Common
Beneficial Owner                           Ownership       Stock
-------------------                        ----------      -----
David M. Marshall (12)                      2,139,375 (1)  22.3%

Russell M. Fine (12)                        2,107,375      21.9%

Trafina Privatbank                          1,200,000 (2)  12.0%
Rennweg 50 CH-4020
Basel, Switzerland

Marmara Shipping and Trading, Inc.            615,000 (3)   6.3%
50 Upper Brook Street
London W141PG
United Kingdom

Sid Marshall                                  616,001 (4)   6.2%
11770-M Pacific Coast Highway
Malibu, California  90265

Marshall Gift Trust                           612,250 (5)   6.3%
1700 Bank of America Plaza
300 South Fourth Street
Las Vegas, Nevada 89101

Jess Rifkind (12)                              30,000 (6)    .3%

Ronald W. Luniewski (12)                       50,000 (7)    .5%

Steven A. Molnar (12)                          60,000 (8)    .6%

Katherine I. Wilkins (12)                     115,150 (9)   1.2%

Jeffrey D. Franklin (12)                       50,040 (10)   .5%

Robert N. Weingarten (12)                        -            -


All Directors and
Officers as a Group (8 persons)             4,451,940 (11) 45.5%


--------------------

(1) Excludes shares of common stock and common stock purchase warrants owned by Sid Marshall and the Marshall Gift Trust. David M. Marshall is the son of Sid Marshall and a beneficiary of the Marshall Gift Trust.

(2) Includes 400,000 shares of common stock subject to currently exercisable Series A common stock purchase warrants.

(3) Includes 205,000 shares of common stock subject to currently exercisable Series A common stock purchase warrants.

(4) Includes 412,000 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C - 320,000; Series D
       - 92,000. Does not include shares of common stock and common stock purchase warrants owned by the Marshall Gift Trust, of which Sid Marshall is the trustee. Sid Marshall is the father of David M. Marshall.

(5) Includes 141,333 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C - 80,000; Series D
       - 61,333.

(6) Includes 10,000 shares of common stock subject to currently exercisable stock option.

(7) Consists solely of 50,000 shares of common stock subject to currently exercisable stock option.

(8) Consists solely of 60,000 shares of common stock subject to currently exercisable stock option.

(9) Consists of 15,150 shares of common stock subject to currently exercisable stock option and 100,000 shares subject to currently exercisable stock purchase warrant.

(10) Consists solely of 50,040 shares of common stock subject to currently exercisable stock option.

(11) Consists of 185,190 shares of common stock subject to currently exercisable stock options and 100,000 shares subject to currently exercisable common stock purchase warrant.

(12) The address for such individuals is c/o You Bet International, Inc., 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California 90025.

Divestment Shares:

In conjunction with the December 1995 reverse merger, a total of 5,800,000 shares of common stock were issued, including 5,710,000 shares of common stock to David M. Marshall and Russell M. Fine, their nominees and Sid Marshall, the father of David M. Marshall. In conjunction with the contemporaneous 1995 private placement offering, 2,500,000 of the 5,710,000 shares were subject to forfeiture under certain conditions if the Company did not achieve certain customer subscription levels within a specified timeframe through December 5, 1999 (the "Divestment Shares"). The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, as a result of a change in the Company's marketing strategy during 1997, the Company has decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability.

Accordingly, effective December 31, 1997, the Board of Directors authorized the release of the forfeiture restrictions on the 2,500,000 shares of common stock in exchange for the return of 750,000 shares to the Company.

The release from the possibility of forfeiture with respect to the Divestment Shares is recorded for accounting purposes as the payment of compensation to the recipients when the possibility of forfeiture terminates, and results in a charge to operations in an amount equal to the fair market value of the Divestment Shares retained at the time such forfeiture possibility terminates. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, of $7,875,000 at December 31, 1997, reflecting the release from the possibility of forfeiture on the remaining 1,750,000 shares at the fair market value of $4.50 per share.

Changes in Control:

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In conjunction with the closing of the reverse merger and private placement offering in 1995, bridge loans payable aggregating $250,000 were exchanged for 10 units of common stock and Series A common stock purchase warrants, and advances aggregating $345,000, including $100,000 from a related party, were exchanged for 13.8 units of common stock and Series A common stock purchase warrants. As a result of the issuance of 23.8 units, the Company issued an aggregate of 238,000 shares of common stock and 119,000 Series A common stock purchase warrants, including 40,000 shares and 20,000 Series A common stock purchase warrants to a related party.

In conjunction with the closing of the private placement offering, bridge loans payable aggregating $1,679,000, representing a principal balance of $1,460,000 and accrued interest of $219,000, were exchanged for 89.55 units of common stock and Series D common stock purchase warrants. Included in the $1,679,000 was $632,500, representing a principal balance of $550,000 and accrued interest of $82,500, from related parties. As a result of the issuance of 89.55 units in 1997, the Company issued 895,468 shares of common stock and 447,734 Series D common stock purchase warrants, including 337,335 shares of common stock and 168,667 Series D common stock purchase warrants to related parties.

As part of the consideration for making the bridge loans, the Company agreed at the time the bridge loans were funded to give the bridge investors the option to convert their bridge loans, including accrued interest, into the subsequent private placement securities at the lesser of $25,000 per unit or 75% of the private placement offering price. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, representing the aggregate discount of $559,667, including $210,834 allocable to related parties. As a result, bridge investors exchanged their bridge loans for units offered in the private placement at the rate of $18,750 per unit, equivalent to a 25% discount from the $25,000 private placement price.

The Company issued a warrant to an executive to purchase 100,000 shares of common stock at an exercise price of $3.00, exercisable through October 31, 1998, partially in exchange for an accrued but unpaid bonus. Aggregate fair value was $210,000, which was charged to operations in 1997.

The Company issued an aggregate of 1,114,217 Series C common stock purchase warrants to various parties as financing costs. The Series C common stock purchase warrants are exercisable at $2.50 per share through December 31, 2002. Employees deferring a portion of their compensation received 5,717 warrants, vendors deferring amounts due them received 142,500 warrants, individuals providing short-term unsecured advances to the Company received 262,000 warrants (including 236,000 warrants to related parties), and bridge investors received 704,000 warrants (including 220,000 warrants to related parties). Aggregate fair market value of the warrants was $3,656,202 (including $1,504,580 allocable to related parties), all of which was charged to operations in 1997.

Jess Rifkind, the non-employee member of the Board of Directors, is paid a consulting fee of $2,400 per month.



                                      PART IV.


(a)    Exhibits:

Exhibit
Number         Description of Document
------         -----------------------
  2.1          Acquisition Agreement between PC Totes, Inc. and Embassy
               Acquisition, Inc. dated as of December 6, 1995 (1)

  3.1          Restated Articles of Incorporation (1)

  3.2          By-Laws of the Company (1)

 10.1 Employment Agreement between the Company and David M. Marshall dated as of December 6, 1995 (2)

 10.2 Employment Agreement between the Company and Russell M. Fine dated as of December 6, 1995 (2)

 10.3          Lease between the Company and Storage Tek (2)

 10.4          1995 Stock Option Plan (2)

 10.5          1995 Stock Option Plan for Non-Employee Directors (2)

21.1           Subsidiaries of the Company (2)

27             Financial data schedule (electronic filing only)

---------------------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(b) Reports on Form 8-K: During the fourth quarter of the fiscal year ended December 31, 1997, the Company filed a Current Report on Form 8-K dated November 3, 1997, and subsequently amended by a Current Report on Form 8-K dated November 17, 1997, to report the resignation of the Company's independent accountants on November 3, 1997 (Item 4).


                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         YOU BET INTERNATIONAL, INC.
                                         ---------------------------
                                                (Registrant)


Date:  April 14, 1998


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 1998               By: /s/ David M. Marshall
                                       --------------------------
                                         David M. Marshall
                                         President and Chief
                                         Operating Officer

Date:  April 14, 1998               By: /s/ Russell M. Fine
                                       --------------------------
                                         Russell M. Fine
                                         Executive Vice President
                                         and Chief Technology
                                         Officer


Date:  April 14, 1998               By:  /s/ Jess Rifkind
                                       --------------------------
                                         Jess Rifkind
                                         Director


Date:  April 14, 1998               By: /s/ Robert N. Weingarten
                                       --------------------------
                                         Robert N. Weingarten
                                         Chief Financial Officer

                            You Bet International, Inc.

                     Index to Consolidated Financial Statements


Consolidated Financial Statements
for the Years Ended December 31,
1996 and 1997, and 1995 to Date:

Reports of Independent Certified
  Public Accountants:
    BDO Seidman, LLP
    Weinbaum & Yalamanchi

Consolidated Balance Sheets -
  December 31, 1996 and 1997

Consolidated Statements of
  Operations - Years Ended
  December 31, 1996 and 1997,
  and 1995 to Date

Consolidated Statements of
  Stockholders' Equity
  (Deficiency) - Years Ended
  December 31, 1995, 1996 and
  1997

Consolidated Statements of
  Cash Flows - Years Ended
  December 31, 1996 and 1997,
  and 1995 to Date

Notes to Consolidated
  Financial Statements - Years
  Ended December 31, 1996 and
  1997, and 1995 to Date

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
You Bet International, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of You Bet International, Inc. and subsidiaries (a development stage company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. We have also audited the consolidated statements of operations and cash flows for the period from inception of development stage (January 1, 1995) through December 31, 1997 (Note 1), except that we did not audit these financial statements for the period from inception of development stage (January 1, 1995) to December 31, 1996 (Note 1); those statements were audited by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception of development stage (January 1, 1995) to December 31, 1996, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of You Bet International, Inc. (a development stage company) and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended and the period from inception of development stage (January 1, 1995) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, current liquidity problems, including a negative working capital of $2,739,184, and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            BDO SEIDMAN, LLP
Los Angeles, California
March 26, 1998, except
  for Note 11, which is
  April 9, 1998

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
You Bet International, Inc.
(a development stage company)
Los Angeles, California

We audited You Bet International, Inc.'s (You Bet) accompanying December 31, 1996 consolidated balance sheet and its related consolidated statements of operations, stockholders' (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of You Bet's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant management estimates, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, You Bet's financial position, results of operations and cash flows as of December 31, 1996 and for the year then ended in conformity with generally accepted accounting principles.

You Bet's financial statements were prepared assuming that it will continue as a going concern. As discussed in financial statement Note 1, You Bet's continuing operating losses and liquidity problems raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements include no adjustments that might result from resolving this uncertainty.



                                            WEINBAUM & YALAMANCHI

Los Angeles, California
April 10, 1998

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                        Consolidated Balance Sheets - Assets
                             December 31, 1996 and 1997



                                            1996           1997
                                            ----           ----
ASSETS (Notes 4 and 11)

Current assets:
Cash                                     $   87,318     $   52,895
Receivables                                   7,508          6,158
Prepaid expenses                            143,238         49,315
Other current assets                          5,996          4,288
                                         ----------     ----------
  Total current assets                      244,060        112,656
                                         ----------     ----------

Property and equipment (Note 3)           1,128,055      1,260,411
Less:  Accumulated depreciation
  and amortization                         (115,242)      (423,177)
                                         ----------     ----------
Property and equipment, net               1,012,813        837,234
                                         ----------     ----------
Deposits                                     53,963         53,963
                                         ----------     ----------
  Total assets                           $1,310,836     $1,003,853
                                         ----------     ----------
                                         ----------     ----------



                                     (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
       Consolidated Balance Sheets - Liabilities and Stockholders' Deficiency
                                    (continued)
                             December 31, 1996 and 1997


                                            1996           1997
                                            ----           ----
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable                        $   827,599   $    910,278
Accrued compensation and related items      191,925        503,467
Accrued interest payable                      1,250        116,892
Other accrued expenses                      264,311        341,108
Advances and bridge loans payable
 (Note 4) -
  Related parties                           200,000        390,000
  Unrelated parties                                        300,000
State income taxes payable (Note 8)           4,420          6,400
Current portion of capitalized
  lease obligations (Note 6)                129,432        283,695
                                        -----------   ------------
  Total current liabilities               1,618,937      2,851,840

Capitalized lease obligations,
  less current portion (Note 6)              97,598
                                        -----------   ------------
  Total liabilities                       1,716,535      2,851,840
                                        -----------   ------------
Commitments and contingencies
 (Notes 6 and 7)

Stockholders' deficiency (Note 5):
Preferred stock, $.001 par value;
  authorized - 1,000,000 shares;
  issued and outstanding - none
Common stock, $.001 par value;
  authorized - 50,000,000 shares;
  issued and outstanding and
  issuable - 8,283,333 shares and
  9,603,994 shares at December 31,
  1996 and 1997, respectively                 8,283          9,604
Additional paid-in capital                4,410,661     23,413,989
Accumulated deficit during
  development stage                      (4,547,556)   (23,964,394)
                                        -----------   ------------
  Total stockholders' deficiency           (128,612)      (540,801)

Less:  Deferred compensation               (277,087)    (1,307,186)
                                        -----------   ------------
  Net stockholders' deficiency             (405,699)    (1,847,987)
                                        -----------   ------------
  Total liabilities and
   stockholders' deficiency             $ 1,310,836   $  1,003,853
                                        -----------   ------------
                                        -----------   ------------

             See accompanying notes to consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                       Consolidated Statements of Operations
              Years Ended December 31, 1996 and 1997, and 1995 to Date


                                  1996          1997     1995 to Date
                                  ----          ----     ------------
                                                           (Note 1)
Costs and expenses:
  Research and development
    and network operations    $ 1,610,604  $  1,919,062  $  3,847,733
  Sales and marketing             663,572       710,532     1,374,104
  General and administrative    1,441,439     1,804,176     3,438,960
  Depreciation and amortization   122,673       307,935       433,464
  Amortization of deferred
    compensation (Note 5)         102,263       167,965       308,703
  Fair value of warrants and
    stock options issued for
    services rendered (Note 5)                2,008,217     2,008,217
  Release of forfeiture
    restrictions on common
    stock owned by officers/
    major stockholders (Note 5)               7,875,000     7,875,000
                              -----------  ------------  ------------
  Total costs and expenses      3,940,551    14,792,887    19,286,181
                              -----------  ------------  ------------
Other income (expense):
  Interest expense                (15,154)     (390,471)     (439,158)
  Discount on conversion of
    bridge loans, accounts
    payable and employee
    deferred salaries into
    common stock and warrants
    (Note 5)                                   (573,348)     (573,348)
  Fair value of warrants issued
    financing costs (Note 5)                 (3,656,202)   (3,656,202)
  Interest income                  78,000         1,145        93,347
  Consulting revenues               7,725         5,400       164,602
  Other                             9,875          (831)       29,044
                              -----------  ------------  ------------
  Total other income (expense)     80,446    (4,614,307)   (4,381,715)
                              -----------  ------------  ------------
Loss before provision for
  state income and franchise
  taxes                        (3,860,105)  (19,407,194)  (23,667,896)

Provision for state income
  and franchise taxes (Note 8)      4,629         9,644        16,673
                              -----------  ------------  ------------
Net loss                      $(3,864,734) $(19,416,838) $(23,684,569)
                              -----------  ------------  ------------
                              -----------  ------------  ------------
Net loss per common share          $(0.67)       $(3.06)
                              -----------  ------------
                              -----------  ------------
Weighted average number of
  common shares outstanding     5,730,333     6,355,352
                              -----------  ------------
                              -----------  ------------

             See accompanying notes to consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficiency)
                    Years Ended December 31, 1995, 1996 and 1997



                 Common Stock     Additional
               -----------------    Paid-in    Accumulated     Deferred
               Shares     Amount    Capital      Deficit     Compensation      Total
               ------     ------    -------      -------     ------------      -----
Balance,
  January
  1, 1995        343,333  $  343 $    21,657  $   (279,825)  $            $   (257,825)

Issuance of
  shares in
  reverse
  merger       5,800,000   5,800    (522,796)                                 (516,996)

Shares
  issued in
  private
  placement    1,490,000   1,490   3,723,510                                 3,725,000

Costs of
  private
  placement                         (575,860)                                 (575,860)

Shares
  issued as
  underwriters
  compensation   200,000     200     499,800                                   500,000

Shares
  issued in
  exchange
  for debt       238,000     238     594,762                                   595,000

Stock options
  issued for
  services                           289,575                    (289,575)

Amortization
  of deferred
  compensation                                                    38,475        38,475

Net loss for
  the year                                        (402,997)                   (402,997)
               ---------   -----  ----------    ----------     ---------    ----------
Balance,
  December
  31, 1995     8,071,333   8,071   4,030,648      (682,822)     (251,100)    3,104,797



                                     (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficiency) (continued)
                    Years Ended December 31, 1995, 1996 and 1997




                 Common Stock     Additional
               -----------------    Paid-in    Accumulated     Deferred
               Shares     Amount    Capital      Deficit     Compensation      Total
               ------     ------    -------      -------     ------------      -----
Shares issued
  in private
  placement      212,000     212     529,788                                   530,000

Costs of
  private
  placement                         (278,025)                                 (278,025)

Stock options
  issued for
  services
  rendered                           128,250                    (128,250)

Amortization
  of deferred
  compensation                                                   102,263       102,263

Net loss for
  the year                                      (3,864,734)                 (3,864,734)
               ---------   -----  ----------    ----------     ---------    ----------
Balance,
  December
  31, 1996     8,283,333   8,283   4,410,661    (4,547,556)     (277,087)     (405,699)

Shares issued
  as payment
  for amounts
  due to
  vendors and
  employees       27,433      28      61,410                                    61,438

Shares issued
  in private
  placement      897,760     898   2,243,502                                 2,244,400

Costs of
  private
  placement                         (291,020)                                 (291,020)

Shares issued
  to bridge
  loan
  investors
  for
  conversion
  into
  common
  stock and
  warrants       895,468     895   1,678,105                                 1,679,000



                                     (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficiency) (continued)
                    Years Ended December 31, 1995, 1996 and 1997



                 Common Stock     Additional
               -----------------    Paid-in    Accumulated     Deferred
               Shares     Amount    Capital      Deficit     Compensation      Total
               ------     ------    -------      -------     ------------      -----
Shares
  returned to
  Company for
  cancellation
  by officers/
  major
  stockholders  (750,000)   (750)        750

Release of
  forfeiture
  restrictions
  on common
  stock owned
  by officers/
  major
  stockholders                     7,875,000                                 7,875,000

Discount on
  conversion
  of bridge
  loans,
  accounts
  payable and
  employee
  deferred
  salaries into
  common
  stock and
  warrants                           573,348                                   573,348

Shares issued
  as finders
  fees for
  capital
  raising
  transactions   250,000     250        (250)

Amortization
  of deferred
  compensation                                                   167,965       167,965

Fair value of
  stock options
  and warrants
  issued                           6,862,483                  (1,198,064)    5,664,419

Net loss for
  the year                                     (19,416,838)                (19,416,838)
               ---------  ------ -----------  ------------   -----------  ------------
Balance,
  December
  31, 1997     9,603,994  $9,604 $23,413,989  $(23,964,394)  $(1,307,186) $ (1,847,987)
               ---------  ------ -----------  ------------   -----------  ------------
               ---------  ------ -----------  ------------   -----------  ------------



             See accompanying notes to consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                       Consolidated Statements of Cash Flows
              Years Ended December 31, 1996 and 1997, and 1995 to Date


                                   1996         1997      1995 to Date
                                   ----         ----      ------------
Increase (Decrease) in Cash                                 (Note 1)

Cash flows from operating
  activities:
  Net loss                     $(3,864,734) $(19,416,838) $(23,684,569)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
    Depreciation and
      amortization                 122,673       307,935       433,464
    Amortization of deferred
      compensation                 102,263       167,965       308,703
    Reduction of loan from
      settlement agreement                                     (20,000)
    Accounts payable and
      accrued liabilities
      settled through the
      issuance of common
      stock and warrants                         280,438       280,438
    Fair value of warrants
      and stock options issued                 5,664,419     5,664,419
    Discount on conversion
      of bridge loans, accounts
      payable and employee
      deferred salaries into
      common stock and warrants                  573,348       573,348
    Release of forfeiture
      restrictions on common
      stock owned by officers/
      major stockholders                       7,875,000     7,875,000
    Changes in operating
      assets and liabilities:
      (Increase) decrease in -
        Receivables                 28,100         1,350        23,842
        Prepaid expenses          (143,238)       93,923       (49,315)
        Other current assets          (632)        1,708        (4,288)
        Deposits                   (53,963)                    (53,963)
      Increase (decrease) in -
        Accounts payable           568,385        82,679       910,278
        Accrued compensation
          and related items        146,712       311,542       490,061
        Accrued interest payable     1,250       115,642        99,813
        Other accrued expenses     258,901        76,797       341,108
        State income taxes payable   2,020         1,980         5,600
                               -----------  ------------  ------------
Net cash used in operating
  activities                    (2,832,263)   (3,862,112)   (6,806,061)
                               -----------  ------------  ------------


                                     (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                 Consolidated Statements of Cash Flows (continued)
              Years Ended December 31, 1996 and 1997, and 1995 to Date


                                   1996         1997      1995 to Date
                                   ----         ----      ------------
Increase (Decrease) in Cash                                 (Note 1)


Cash flows from investing
  activities:
  Purchases of property
    and equipment                 (790,152)     (132,356)   (1,003,518)
                               -----------    ----------   -----------
Net cash used in investing
  activities                      (790,152)     (132,356)   (1,003,518)
                               -----------    ----------   -----------

Cash flows from financing
  activities:
  Proceeds from lease
    financing                                    150,261       150,261
  Proceeds from sale of
    securities, net of
    offering costs                 251,975     1,953,380     5,354,495
  Proceeds from advances
    and bridge loans -
    Related parties                200,000       844,000     1,329,987
    Unrelated parties                          1,315,000     1,315,000
  Repayments of advances -
    Related parties                             (104,000)     (104,000)
    Unrelated parties                           (105,000)     (105,000)
  Payments on capitalized
    lease obligations              (40,150)      (93,596)     (133,746)
                               -----------    ----------   -----------
Net cash provided by
  financing activities             411,825     3,960,045     7,806,997
                               -----------    ----------   -----------
Cash and cash equivalents:
  Net decrease                  (3,210,590)      (34,423)       (2,582)
  At beginning of period         3,297,908        87,318        55,477
                               -----------    ----------   -----------
  At end of period             $    87,318    $   52,895   $    52,895
                               -----------    ----------   -----------
                               -----------    ----------   -----------


Supplemental disclosure of
  cash flow information:
  Cash paid for -
    Interest                   $    12,627    $   27,364   $    90,603
    State income taxes               1,756         6,443         8,999



                                     (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                 Consolidated Statements of Cash Flows (continued)
              Years Ended December 31, 1996 and 1997, and 1995 to Date


                                   1996         1997      1995 to Date
                                   ----         ----      ------------
                                                            (Note 1)

Non-cash investing and
  financing activities:
  Equipment acquired under
    capital leases             $   267,180  $             $    267,180
  Reduction of loan from
    settlement agreement                                        20,000
  Additions to deferred
    compensation                   128,250                     417,825
  Advances and bridge loans,
    including accrued
    interest, converted
    into common stock and
    warrants -
    Related parties                              632,500       732,500
    Unrelated parties                          1,046,500     1,541,500
  Conversion of accounts
    payable and accrued
    compensation into
    common stock                                  61,438        61,438




             See accompanying notes to consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                     Notes to Consolidated Financial Statements
              Years Ended December 31, 1996 and 1997, and 1995 to Date



1.   Organization and Basis of Presentation

Principles of Consolidation -

The consolidated financial statements include the accounts of You Bet International, Inc., a Delaware corporation, its wholly-owned subsidiary, You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc. (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Business -

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure private network.

Development Stage -

As of December 31, 1997, the Company is considered to be a development stage entity, as it had not realized any revenues from planned principal operations. During 1995, the Company shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which the Company became a development stage company. Accordingly, the Company has provided cumulative consolidated statements of operations, consolidated statements of stockholders' equity (deficiency) and consolidated statements of cash flows for the period from January 1, 1995 through December 31, 1997.

Organization -

Continental Embassy Acquisition, Inc. ("CEA") was organized in the State of Utah in 1987 for the purpose of raising capital and acquiring a suitable business opportunity through a merger with, or acquisition of, a private business enterprise seeking to obtain the perceived benefits of being a publicly-owned company. On December 6, 1995, CEA acquired 100% of the outstanding capital stock of You Bet!, Inc., a Delaware corporation, in exchange for the issuance of 5,800,000 shares of common stock, including 5,710,000 shares of common stock to two officers/major stockholders of the Company (who were the founders of the Company's predecessor entity), their nominees and a stockholder related to one of the officers. In conjunction with the contemporaneous private placement of the Company's securities as described at Note 5, 2,500,000 of the 5,710,000 shares were deemed subject to forfeiture by the holders under certain conditions, also as described at Note
5. Concurrent with this
transaction, CEA reincorporated in the State of Delaware and changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of You Bet International, Inc. For accounting purposes, the acquisition of You Bet!, Inc. by You Bet International, Inc. has been treated as a reverse acquisition of You Bet!, Inc. with You Bet!, Inc. considered the acquiror. The operating results reflected in the accompanying financial statements, where 1995 to Date amounts are presented, do not include CEA's operating activities prior to the You Bet!, Inc. acquisition, as the amounts are not significant.

Concurrent with this transaction, 100% of the capital stock of Middleware Telecom Corporation was contributed by its stockholders, who were substantially the same as the stockholders of You Bet!, Inc., to You Bet!, Inc. for no additional consideration. The historical financial information presented includes the combined financial statements of You Bet!, Inc. and Middleware Telecom Corporation due to the common control, management and operations of the companies. All intercompany transactions have been eliminated in consolidation.

Concurrent with this transaction, the Company also effected a 1 for 1.5 reverse stock split of its common stock in December 1995. All references to shares and per share amounts have been retroactively restated to reflect this reverse stock split.

Going Concern -

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses and has experienced significant continuing liquidity problems since late 1996 that are expected to continue until the Company is able to complete a long-term debt or equity financing of substantial size and/or until significant operating revenues are generated on an ongoing basis. The Company had a negative working capital of $2,739,184 as of December 31, 1997. As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

In order to conserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors, creditors and a bridge noteholder.

During 1997, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, and the private placement of its common stock and warrants, which aggregated approximately $3,900,000, to fund its operating requirements. During the period from January 1, 1998 through April 9, 1998, the Company received $1,520,000 of bridge financing, $420,000 from the exercise of stock purchase warrants, and $200,000 from related party advances to partially fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000, research and development activities of $800,000 and estimated capital expenditures of $2,000,000. The Company is also exploring various other options to raise additional operating capital during 1998.

The Company is dependent on the proceeds from the previously described financing efforts for the continuation of its current testing and marketing efforts related to The You Bet Racing Network, as well as for the continuation and expansion of the Company's development activities and planned marketing efforts. The Company expects that its cash on hand, combined with the funds that the Company expects to raise from new debt and equity financings during the remainder of 1998, will be sufficient to fund operating and capital expenditures at least through December 1998. However, there can be no assurances that the Company will be able to complete such financings on a timely basis and/or under acceptable terms and conditions. To the extent that adequate working capital is not available to fund the Company's operations, management will consider a variety of alternatives, including seeking a joint venture partner, selling or licensing its proprietary software technology, curtailing product development, delaying the introduction, marketing and expansion of The You Bet Racing Network, and reducing or suspending operations.

The Company's need for financing during 1998 and beyond will vary based upon a number of factors, some of which are outside the control of the Company. These factors include the scope of the Company's development and marketing efforts, consumer reaction/acceptance and the development of operating revenues, the time and cost to develop and commercialize additional applications, competition from similar wagering systems and from competing interactive gaming/leisure time systems and activities, and potential political and legal issues. In addition, the Company's business plans may change based on changes in technology, new developments in the marketplace or unforeseen events which could require the Company to raise additional funds. The unavailability of additional funds under acceptable terms and conditions when needed could have a material adverse effect on the Company.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2.   Summary of Significant Accounting Policies

Software Development Costs -

Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", capitalization of software development costs begins upon the establishment of technological feasibility for the product and ceases when the product is ready for sale or use. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires an evaluation by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. After considering the above factors, the Company has determined that software development costs to date should properly be charged to operations as research and development costs. Subsequent to year end, management believes technological feasibility of the Company's proprietary software technology had been established.

Property and Equipment -

Property and equipment are stated at cost. Equipment and furniture are depreciated using the straight-line method over their estimated use life of three to five years. Leasehold improvements are amortized over the term of the lease.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Impairment losses, if any, are recorded currently.

Income Taxes -

The Company accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

Loss Per Share -

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares and all dilutive securities, including stock options, warrants and convertible notes, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1996 and 1997. No prior year earnings per share amounts have been restated as a result of SFAS 128.

For the year ended December 31, 1997, potential dilutive securities representing 1,121,433 outstanding stock options, 3,810,275 outstanding common stock purchase warrants, and 345,000 convertible notes (and accrued interest), are not included in the earnings per share calculation since their effect would be antidilutive.

During the years ended December 31, 1996 and 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions as described at Note 5, and were excluded from the calculation of net loss per share in 1996. The forfeiture provisions were released effective December 31, 1997 pursuant to the transaction described at
Note 5.

Stock-Based Compensation -

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. The provisions of this statement allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock.

In accordance with this statement, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at grant date or other measurement date above the amount an employee must pay to acquire the stock.

Use of Estimates -

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

Reclassifications -

Certain prior period amounts have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments -

The carrying value of the Company's financial instruments, consisting primarily of accounts payable, notes payable and capitalized lease obligations, approximates fair value due to the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements -

In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements issued for fiscal years ending after December 15, 1997.
The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by this statement. Adoption of this statement did not have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.


3.  Property and Equipment

Property and equipment consisted of the following at December 31, 1996 and 1997:


                                             1996            1997
                                             ----            ----
Computer equipment                       $  636,872      $  602,449
Office furniture and equipment              161,575         176,987
Leasehold improvements                       62,428          63,534
Assets under capital leases (Note 6)        267,180         417,441
                                         ----------      ----------
                                          1,128,055       1,260,411

Less:  Accumulated depreciation
  and amortization                         (115,242)       (423,177)
                                         ----------      ----------
                                         $1,012,813      $  837,234
                                         ----------      ----------
                                         ----------      ----------

At December 31, 1996 and 1997, depreciation and amortization included $17,812 and $131,352, respectively, related to assets under capital leases.


Advances and Bridge Loans Payable

Advances and bridge loans consisted of the following at December 31, 1996 and 1997:


                                     Related       Unrelated
                                     Parties        Parties
                                     -------        -------
Advances
--------
Balance, December 31, 1995         $             $

Balance, December 31, 1996

Add:  New loans                      594,000        105,000

Less:  Repayments                   (104,000)      (105,000)
       Converted into 1997
         bridge financing           (100,000)
                                   ---------     ----------
Balance, December 31, 1997         $ 390,000     $
                                   ---------     ----------
                                   ---------     ----------

Bridge Loans Payable
--------------------
Balance, December 31, 1995         $             $

Add:  New loans                      200,000
                                   ---------     ----------
Balance, December 31, 1996           200,000

Add:  New loans                      250,000      1,210,000
      Converted from advances        100,000

Less:  Converted into common
         stock and warrants         (550,000)      (910,000)
                                   ---------     ----------
Balance, December 31, 1997         $             $  300,000
                                   ---------     ----------
                                   ---------     ----------


Interest expense with respect to bridge loans payable aggregated $264,000 during 1997, including $82,500 to related parties. Additional financing cost was also incurred during 1997 as a result of the issuance of an aggregate of 966,000 Series C common stock purchase warrants to the parties that provided unsecured advances during 1997 and to the participants in the 1997 bridge financing, including 456,000 warrants to related parties. As a result, the Company recorded a charge to operations of $2,949,420 in 1997, including $1,504,580 allocable to related parties, as more fully described at Note 5.

Except for one bridge note payable of $50,000 which is currently due and payable, the due date of the bridge loans has been extended to December 1998. The bridge note investors are given the option to convert their bridge loans, including accrued interest, into the lesser of units, which include 10,000 shares of common stock and 5,000 Series D warrants, at the rate of $18,750 per unit, or 75% of the next private placement offering price of an offering over $5,000,000.

The bridge notes are secured by substantially all the assets of the Company. Upon a successful public offering or private placement of $5,000,000 or more, the Company must repay all outstanding bridge loans and accrued interest.


5.    Stockholders' Equity (Deficiency)

Issuance of Common Stock and Warrants -

Concurrent with the completion of the reverse merger discussed in Note 1, the Company completed a private placement offering of securities to investors. The Company sold 140 units at $25,000 per unit. Each unit consisted of 10,000 shares of common stock and 5,000 Series A common stock purchase warrants exercisable at $5.25 per share and expiring two years from the date on which a registration statement registering the warrants is declared effective. Total offering costs of $575,860 were charged against the gross proceeds of $3,725,000, resulting in net proceeds of $3,149,140. As a result of the sale of 149 units under this private placement offering in 1995, the Company issued a total of 1,490,000 shares of common stock and 745,000 Series A common stock purchase warrants.

The Company issued 200,000 shares of common stock and Series B common stock purchase warrants representing the right to purchase 417,188 shares of common stock as commission to the placement agent of the private placement offering, which were valued at $500,000. The Series B common stock purchase warrants are exercisable at $3.12 and expire on December 6, 1998.

In conjunction with the closing of the reverse merger and private placement offering in 1995, bridge loans payable aggregating $250,000 were exchanged for 10 units of common stock and Series A common stock purchase warrants, and advances aggregating $345,000, including $100,000 from a related party, were exchanged for 13.8 units of common stock and Series A common stock purchase warrants. As a result of the issuance of 23.8 units, the Company issued an aggregate of 238,000 shares of common stock and 119,000 Series A common stock purchase warrants, including 40,000 shares and 20,000 Series A common stock purchase warrants to a related party.

During 1996, the Company sold an additional 21.2 units as part of the private placement offering commenced during 1995. Total offering costs of $278,025 were charged against the gross proceeds of $530,000, resulting in net proceeds of $251,975. As a result of the sale of 21.2 units under this private placement offering in 1996, the Company issued a total of 212,000 shares of common stock and 106,000 Series A common stock purchase warrants.

During November 1997, the Company reduced the exercise price of the Series A common stock purchase warrants from $5.25 to $2.50 per share.

During November 1997, the Company completed a private placement offering of securities to investors. The Company sold 89.78 units at $25,000 per unit.
Each unit consisted of 10,000 shares of common stock and 5,000 Series D common stock purchase warrants exercisable at $5.25 and expiring November 1999. Total offering costs of $291,020 were charged against the gross proceeds of $2,244,400, resulting in net proceeds of $1,953,380. As a result of the sale of
89.78 units under this private placement in 1997, the Company issued a total of 897,760 shares of common stock and 448,880 Series D common stock purchase warrants.

In conjunction with the closing of the private placement offering, bridge loans payable aggregating $1,679,000, representing a principal balance of $1,460,000 and accrued interest of $219,000, were exchanged for 89.55 units of common stock and Series D common stock purchase warrants. Included in the $1,679,000 was $632,500, representing a principal balance of $550,000 and accrued interest of $82,500, from related parties. As a result of the issuance of 89.55 units in 1997, the Company issued 895,468 shares of common stock and 447,734 Series D common stock purchase warrants, including 337,335 shares of common stock and 168,667 Series D common stock purchase warrants to related parties.

As part of the consideration for making the bridge loans, the Company agreed at the time the bridge loans were funded to give the bridge investors the option to convert their bridge loans, including accrued interest, into the subsequent private placement securities at the lesser of $25,000 per unit or 75% of the private placement offering price. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, representing the aggregate discount of $559,667, including $210,834 allocable to related parties. As a result, bridge investors exchanged their bridge loans for units offered in the private placement at the rate of $18,750 per unit, equivalent to a 25% discount from the $25,000 private placement price.

In conjunction with the 1997 private placement offering, the Company issued 690,275 Series E common stock purchase warrants to finders exercisable at $3.125 per share through November 2000. The Series E common stock purchase warrants had an aggregate fair value of $1,891,354.

During 1997, amounts due to vendors aggregating $40,000 and deferred employee compensation aggregating $21,438 were exchanged for 2.74 units of common stock and Series D common stock purchase warrants. As a result of the issuance of
2.74 units, the Company issued 27,433 shares of common stock and 13,717 Series D common stock purchase warrants. The employees exchanged their deferred compensation for common stock and warrants at the same rate as did the bridge investors, and the vendors received a premium to exchange their debt for common stock and warrants. As a result, the Company also recognized a charge to operations, with a corresponding credit to additional paid-in capital, for $13,681.

Divestment Shares -

In conjunction with the December 1995 reverse merger, a total of 5,800,000 shares of common stock were issued, including 5,710,000 shares of common stock to two officers/major stockholders of the Company (who were also the founders of the Company's predecessor entity), their nominees and a stockholder related to one of the officers. In conjunction with the contemporaneous 1995 private placement offering, 2,500,000 of the 5,710,000 shares were subject to forfeiture under certain conditions if the Company did not achieve certain customer subscription levels within a specified timeframe through December 5, 1999 (the "Divestment Shares"). The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, as a result of a change in the Company's marketing strategy during 1997, the Company has decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. Accordingly, effective December 31, 1997, the Board of Directors authorized the release of the forfeiture restrictions on the 2,500,000 shares of common stock in exchange for the return of 750,000 shares to the Company.

The release from the possibility of forfeiture with respect to the Divestment Shares is recorded for accounting purposes as the payment of compensation to the recipients when the possibility of forfeiture terminates, and results in a charge to operations in an amount equal to the fair market value of the Divestment Shares retained at the time such forfeiture possibility terminates. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, of $7,875,000 at December 31, 1997, reflecting the release from the possibility of forfeiture on the remaining 1,750,000 shares at the fair market value of $4.50 per share.

Stock Options and Warrants -

The Company issued various stock options and warrants during 1997 in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model utilizing the following weighted average assumptions: risk free interest rate - 6.75%; dividend yield - 0%; expected volatility - 83.4%; expected life - 5 years. The resulting amount has been recorded as a charge to deferred compensation, with a corresponding credit to additional paid-in capital. Deferred compensation is being amortized on the straight-line basis over the period in which the Company expects to receive benefit.

The Company issued a warrant to an officer of a subsidiary to purchase 100,000 shares of common stock at an exercise price of $3.00, exercisable through October 31, 1998, partially in exchange for an accrued but unpaid bonus. Aggregate fair value was $210,000, which was charged to operations in 1997.

The Company issued various stock options and warrants to certain consultants to purchase an aggregate of 394,000 shares of common stock at exercise prices ranging from $2.50 to $3.12 and exercisable for periods ranging from one to five years. Aggregate fair value was $720,680, of which $359,421 was charged to operations in 1997, and the remaining $361,259 will be charged to operations in 1998 and 1999.

Pursuant to a letter of intent dated May 11, 1997 and a final agreement entered into December 19, 1997, the Company issued a financial and marketing consulting firm warrants to purchase 1,000,000 shares of common stock exercisable for a period of 5.5 years, 500,000 of which are exercisable at $3.125 per share and 500,000 of which are exercisable at $5.25 per share, for services rendered and to be rendered for the two year period commencing May 11, 1997. In addition, the Company issued a bonus to such firm during December 1997 in the form of additional 500,000 warrants exercisable for a period of 5 years, 250,000 of which are exercisable at $3.125 per share and 250,000 of which are exercisable at $5.25 per share. Aggregate fair value of the 1,000,000 warrants was $1,218,000, of which $389,084 was charged to operations in 1997, and the remaining $828,916 will be charged to operations through 1999. Aggregate fair market value of the 500,000 warrants issued as a bonus was $1,037,750, all of which was charged to operations in 1997.

The Company issued an aggregate of 1,114,217 Series C common stock purchase warrants to various parties as financing costs. The Series C common stock purchase warrants are exercisable at $2.50 per share through December 31, 2002. Employees deferring a portion of their compensation received 5,717 warrants, vendors deferring amounts due them received 142,500 warrants, individuals providing short-term unsecured advances to the Company received 262,000 warrants (including 236,000 warrants to related parties), and bridge investors received 704,000 warrants (including 220,000 warrants to related parties). Aggregate fair market value of the warrants was $3,656,202 (including $1,504,580 allocable to related parties), all of which was charged to operations in 1997.

Information with respect to common stock purchase warrants and stock options issued, excluding stock options issued under the 1995 Stock Option Plans as described below, is summarized as follows:


                                                      Weighted
                                   Warrants        Exercise Price
                                   --------        --------------
Warrants/stock options issued     1,281,188               $2.70
                                  ---------
Balance, December 31, 1995        1,281,188                2.70
Warrants/stock options issued       106,000                2.50
                                  ---------
Balance, December 31, 1996        1,387,188                2.69
Warrants/stock options issued     4,708,823                3.70
                                  ---------
Balance, December 31, 1997        6,096,011               $3.47
                                  ---------
                                  ---------

Warrants/stock options
  exercisable (vested)
  at December 31, 1997            5,192,869               $3.39
                                  ---------
                                  ---------


Stock Option Plans -



In November 1995, the Company's Board of Directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Plans"). The 1995 Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Plans is 15% of the total number of shares of common stock outstanding. The options generally vest in four equal annual installments, and have a term of ten years.


During 1995 and 1996, deferred compensation of $289,575 and $128,250 was recorded as a result of the issuance of stock options being granted with exercise prices less than the current market price, and is being amortized on the straight-line basis over the vesting period of the stock options. Deferred compensation charged to operations was $38,475 in 1995, $102,263 in 1996 and $167,965 in 1997.

During 1997, the Company issued a stock option to the non-employee director under the 1995 Plans to purchase 5,000 shares of common stock at an exercise price of $2.75 per share, exercisable for a period of ten years. Aggregate fair value was $9,083, of which $1,811 was charged to operations in 1997, and the remaining $7,272 will be charged to operations in 1998 through 2001.

During 1997, the Company issued stock options to certain consultants under the 1995 Plans to purchase an aggregate of 3,773 shares of common stock at exercise prices ranging from $3.00 to $3.88 and exercisable for a period of ten years. Aggregate fair value was $10,151, all of which was charged to operations in 1997.

Information with respect to activity under the 1995 Plans is summarized as follows:


                                                      Weighted
                                 Stock Options      Exercise Price
                                 -------------      --------------
Options granted                     755,000              $2.50
Options terminated                 (111,500)              2.50
                                  ---------
Balance, December 31, 1995          643,500               2.50
Options granted                     469,914               2.60
Options terminated                  (87,050)              2.50
                                  ---------
Balance, December 31, 1996        1,026,364               2.55
Options granted                     246,735               3.06
Options terminated                 (151,666)              2.70
                                  ---------
Balance, December 31, 1997        1,121,433              $2.64
                                  ---------
                                  ---------

Options exercisable (vested)
  at December 31, 1997              642,858              $2.61
                                  ---------
                                  ---------


The Company accounts for stock options issued to officers and employees under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized. Options granted to outside directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company's 1995 Plans was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:


                                         1996                1997
                                         ----                ----
Expected life in years                   5                   5
Risk free interest rate                  5.7%                6.75%
Dividend yield                           0%                  0%
Expected volatility                      100%                83.4%


The weighted average fair value at the date of grant for stock options and warrants granted during 1996 and 1997 was $2.61 per option in 1996 and $2.12 per option and $2.31 per warrant in 1997.


                                         Years Ended December 31,
                                         ------------------------
                                         1996                1997
                                         ----                ----

Net loss
  As reported                        $(3,864,734)       $(19,416,838)
  Pro forma                          $(4,138,734)       $(20,015,044)

Net loss per share
  As reported                           $(0.67)             $(3.06)
  Pro forma                             $(0.72)             $(3.15)


The effect of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure is not necessarily indicative of future results.

No stock options or warrants had been exercised at December 31, 1997.


6.  Capital and Operating Leases

During the year ended December 31, 1996, the Company acquired $267,180 of equipment under capital leases. During the year ended December 31, 1997, the Company financed $150,261 of equipment through a capital lease transaction. The capitalized lease obligation of $283,695 at December 31, 1997 (excluding the interest portion of $45,556), has been classified as a current liability in the accompanying consolidated financial statements. The Company is in arrears with respect to certain of its payment obligations to lessors. An officer/stockholder has guaranteed a portion of these obligations.

The Company leases its executive and operating offices under an operating lease which expires on March 31, 1998, and which was subsequently extended through September 30, 1998. Rent expense under this lease was $89,928 and $106,269 for the years ended December 31, 1996 and 1997, respectively.

7.  Commitments and Contingencies

The Company has entered into employment agreements with its two senior officers requiring aggregate base annual compensation of $250,000 through December 1999.

The Company entered into a five year license agreement with a service provider in March 1996 which requires the payment of certain license fees based on usage levels and product sales, with a minimum monthly payment of $5,000.

The Company entered into a network services agreement with a service provider in May 1997 which will require a minimum monthly fee of $10,000 beginning in mid-1998, and increasing to $25,000 per month as the Company's operations expand.

The Company entered into a five year agreement with a service provider in September 1997 which requires the payment of certain license fees based on usage levels and product sales.

From time to time, the Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


8.  Income Taxes

The Company has recorded a provision for current state income taxes in the accompanying consolidated financial statements. At December 31, 1997, the Company has available Federal and State net operating loss carryforwards of approximately $8,825,000 and $8,679,000, respectively, for income tax purposes, which expire in varying amounts through 2012 for Federal and 2002 for State purposes.

The net operating loss carryforward generated a deferred tax asset of approximately $5,124,000 as of December 31, 1997. The deferred tax asset has not been recognized since it is more likely than not that it will not be realized. Accordingly, a 100% valuation allowance has been provided.


9.   Related Party Transactions

The non-employee member of the Board of Directors is paid a consulting fee of $2,400 per month.

Additional related party transactions are described at Note 5.


10.  Fourth Quarter Transactions and Adjustments

During the fourth quarter of the fiscal year ended December 31, 1997, the Company recorded adjustments to reflect the fair value of various stock options and warrants issued for services rendered as a charge to operations; such amounts aggregated $344,362 for services rendered and

$1,376,207 for financing costs. The Company recorded a charge to operations of $7,875,000 to reflect the release of forfeiture provisions on certain shares of common stock owned by two officers/major stockholders and a stockholder related to one of the officers. The Company recorded a charge to operations of $573,348 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants. These transactions are more fully described at Note 5.


11.  Subsequent Event

In January 1998, the Company commenced a bridge financing. Each unit consists of a secured note with interest at 12%, and will be convertible, at the option of the holder, into a subsequent private placement at the lower of $2.75 per unit or 80% of the private placement price. The bridge notes are secured by substantially all the assets of the Company. As of April 9, 1998, the Company had raised $1,520,000 under this financing.