Form 10QSB
period 1998-03-31
YOU BET INTERNATIONAL INC
filed 1998-05-15
CIK 814055

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________

                        Commission file number:  33-13789LA

                            YOU BET INTERNATIONAL, INC.
--------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Delaware                                        95-4627253
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


1950 Sawtelle Boulevard, Suite 180, Los Angeles, California  90025
--------------------------------------------------------------------------
                      (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 444-3300

                                   Not applicable
--------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, the issuer had 9,823,994 shares of common stock issued and outstanding and issuable.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X}

                   YOU BET INTERNATIONAL, INC. AND SUBSIDIARIES

                                       INDEX



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1997 and March 31, 1998

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three Months Ended March 31, 1997 and 1998

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Three Months Ended March 31, 1997 and 1998

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 1997 and 1998

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities

     Item 6.  Exhibits and Report on Form 8-K


SIGNATURES

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
             Condensed Consolidated Balance Sheets (Unaudited) - Assets
                        December 31, 1997 and March 31, 1998




                                         December 31,    March 31,
                                            1997           1998
                                            ----           ----
ASSETS
Current assets:
Cash                                    $    52,895    $    81,286
Receivables                                   6,158          2,241
Prepaid expenses (Note 2)                    49,315         26,017
Other current assets                          4,288         26,270
                                         ----------     ----------
  Total current assets                      112,656        135,814
                                         ----------     ----------

Property and equipment (Note 2)           1,260,411      1,397,067
Less:  Accumulated depreciation
  and amortization                         (423,177)      (498,972)
                                         ----------     ----------
  Property and equipment, net               837,234        898,095
                                         ----------     ----------

Other assets:
Deferred financing costs, net
  of amortization (Notes 2 and 3)                          123,777
Deposits (Note 2)                            53,963
                                         ----------     ----------
  Total other assets                         53,963        123,777
                                         ----------     ----------
  Total assets                          $ 1,003,853    $ 1,157,686
                                        -----------    -----------
                                        -----------    -----------




                                    (continued)

                  You Bet International, Inc. and Subsidiaries
                         (a Development Stage Company)
Condensed Consolidated Balance Sheets - Liabilities and Stockholders' Deficiency
                            (Unaudited) (continued)
                      December 31, 1997 and March 31, 1998


                                         December 31,    March 31,
                                            1997           1998
                                            ----           ----
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable                        $   910,278    $   925,605
Accrued compensation and related items      503,467        402,928
Accrued interest payable                    116,892        167,577
Other accrued expenses                      341,108        341,916
Advances and bridge loans payable
  (Note 3) -
  Related parties                           390,000        800,000
  Unrelated parties                         300,000      1,165,000
State income taxes payable                    6,400          5,674
Current portion of capitalized
  lease obligations (Note 2)                283,695        231,948
                                         ----------     ----------
  Total current liabilities               2,851,840      4,040,648

Capitalized lease obligations,
  less current portion (Note 2)                            131,746
                                         ----------     ----------
  Total liabilities                       2,851,840      4,172,394
                                         ----------     ----------

Stockholders' deficiency (Note 4):
Preferred stock, $.001 par value;
  authorized - 1,000,000 shares;
  issued and outstanding - none
Common stock, $.001 par value;
  authorized - 50,000,000 shares;
  issued and outstanding and
  issuable - 9,603,994 shares at
  December 31, 1997 and 9,823,994
  shares at March 31, 1998                    9,604          9,824
Additional paid-in capital               23,413,989     26,735,219
Accumulated deficit during
  development stage                     (23,964,394)   (26,794,297)
                                         ----------     ----------
  Total stockholders' deficiency           (540,801)       (49,254)

Less:  Deferred compensation (Note 4)    (1,307,186)    (2,340,454)
       Note receivable (Note 4)                           (625,000)
                                         ----------     ----------
  Net stockholders' deficiency           (1,847,987)    (3,014,708)
                                         ----------     ----------
  Total liabilities and
   stockholders' deficiency             $ 1,003,853    $ 1,157,686
                                        -----------    -----------
                                        -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                  You Bet International, Inc. and Subsidiaries
                        (a Development Stage Company)
          Condensed Consolidated Statements of Operations (Unaudited)
         Three Months Ended March 31, 1997 and 1998, and 1995 to Date


                                       1997          1998     1995 to Date
                                       ----          ----     ------------
                                                           (Note 1)
Revenues                             $             $    1,855  $      1,855
                                     ----------     ---------   -----------

Costs and expenses:
  Research and development
    and network operations              452,800       379,516     4,227,249
  Sales and marketing                   171,498       156,555     1,530,659
  General and administrative            363,619       442,599     3,881,559
  Depreciation and
    amortization                         74,195        75,795       509,259
  Amortization of deferred
    compensation (Note 4)                25,566       218,733       527,436
  Amortization of deferred
    financing costs (Note 3)                           12,164        12,164
  Fair value of warrants and
    stock options issued for
    services rendered (Note 4)                      1,004,499     3,012,200
  Release of forfeiture
    restrictions on common
    stock owned by officers/
    major stockholders                                           7,875,000
                                    ----------    ----------   -----------
  Total costs and expenses           1,087,678     2,289,861    21,576,042
                                    ----------    ----------   -----------
Other income (expense):
  Interest expense                     (33,518)      (69,176)     (508,334)
  Discount on conversion of
    bridge loans, accounts
    payable and employee
    deferred salaries into
    common stock and warrants                                     (573,348)
  Fair value of warrants
    issued for financing costs
    (Note 4)                                        (361,200)   (4,017,402)
  Interest income                          353            37        93,384
  Consulting revenues                    2,025                     164,602
  Other                                   (831)     (111,558)      (82,514)
                                     ---------    ----------   -----------
  Total other expense                  (31,971)     (541,897)   (4,923,612)
                                     ---------    ----------   -----------

Loss before provision for
  state income and franchise
  taxes                             (1,119,649)   (2,829,903)  (26,497,799)


(continued)

                   You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
     Condensed Consolidated Statements of Operations (Unaudited) (continued)
           Three Months Ended March 31, 1997 and 1998, and 1995 to Date


                                  1997          1998     1995 to Date
                                  ----          ----     ------------
                                                           (Note 1)
Provision for state income
  and franchise taxes               4,629                      16,673
                              -----------   -----------  ------------
Net loss                      $(1,119,649)  $(2,829,903) $(26,514,472)
                              -----------   -----------  ------------
                              -----------   -----------  ------------

Net loss per common share          $(0.19)       $(0.29)
                              -----------   -----------
                              -----------   -----------

Weighted average number of
  common shares                 5,783,666     9,603,994
                              -----------   -----------
                              -----------   -----------


See accompanying notes to condensed consolidated financial statements.

                  You Bet International, Inc. and Subsidiaries
                        (a Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 1997 and 1998, and 1995 to Date


                                   1997         1998      1995 to Date
                                   ----         ----      ------------
Increase (Decrease) in Cash                                 (Note 1)
Cash flows from operating
  activities:
  Net loss                     $(1,119,649) $(2,829,903)  $(26,514,472)

  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
    Depreciation and
      amortization                  74,195       75,795        509,259
    Amortization of deferred
      compensation                  25,566      218,733        527,436
    Amortization of deferred
      financing costs                            12,164         12,164
    Other                                        64,750         64,750
    Reduction of loan from
      settlement agreement                                     (20,000)
    Accounts payable and
      accrued liabilities
      settled through the
      issuance of common
      stock and warrants                                       280,438
    Fair value of warrants
      and stock options
      issued                                  1,365,699      7,030,118
    Discount on conversion
      of bridge loans,
      accounts payable and
      employee deferred
      salaries into common
      stock and warrants                                       573,348
    Release of forfeiture
      restrictions on common
      stock owned by officers/
      major stockholders                                     7,875,000
    Changes in operating
      assets and liabilities:
      (Increase) decrease in -
        Receivables                    675        3,917         27,759
        Prepaid expenses            28,827       12,512        (36,803)
        Other current assets       (24,944)     (13,270)       (17,558)
        Deposits                                               (53,963)
      Increase (decrease) in -
        Accounts payable           (44,731)      15,326        925,604
        Accrued compensation
          and related items        394,335     (100,539)       389,522


                                 (continued)

                  You Bet International, Inc. and Subsidiaries
                          (a Development Stage Company)
    Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
          Three Months Ended March 31, 1997 and 1998, and 1995 to Date

                                   1997         1998      1995 to Date
                                   ----         ----      ------------
Increase (Decrease) in Cash                                 (Note 1)
        Accrued interest payable    19,698       65,781        165,594
        Other accrued expenses     (63,484)         808        341,916
        State income taxes payable  (2,020)        (726)         4,874
                                ----------   ----------    -----------
Net cash used in operating
  activities                      (711,532)  (1,108,953)    (7,915,014)
                                ----------   ----------    -----------

Cash flows from investing
  activities:
  Disposition (purchases)
    of property and equipment        2,568      (56,656)    (1,060,174)
                                ----------   ----------    -----------
Net cash used in investing
  activities                         2,568      (56,656)    (1,060,174)
                                ----------   ----------    -----------

Cash flows from financing
  activities:
  Proceeds from lease
    financing                      150,261                     150,261
  Proceeds from sale of
    securities, net of
    offering costs                                           5,354,495
  Proceeds from advances
    and bridge loans -
    Related parties                150,000      410,000      1,739,987
    Unrelated parties              375,000      865,000      2,180,000
  Repayments of advances -
    Related parties                                           (104,000)
    Unrelated parties                                         (105,000)
  Payments on capitalized
    lease obligations              (47,430)                   (133,746)
  Increase in deferred
    financing costs                             (81,000)       (81,000)
                                ----------   ----------    -----------
Net cash provided by
  financing activities             627,831    1,194,000      9,000,997
                                ----------   ----------    -----------
Cash and cash equivalents:
  Net increase (decrease)          (81,133)      28,391         25,809
  At beginning of period            87,318       52,895         55,477
                                ----------   ----------    -----------
  At end of period             $     6,185  $    81,286   $     81,286
                                ----------   ----------    -----------
                                ----------   ----------    -----------

See accompanying notes to condensed consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
          Notes to Condensed Consolidated Financial Statements (Unaudited)
            Three Months Ended March 31, 1997 and 1998, and 1995 to Date


1.  ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation -

The condensed consolidated financial statements include the accounts of You Bet International, Inc., a Delaware corporation, its wholly-owned subsidiary, You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc. (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Business -

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure private network.

Development Stage -

As of March 31, 1998, the Company is considered to be a development stage entity, as it had not realized significant revenues from planned principal operations. During 1995, the Company shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which the Company became a development stage company. Accordingly, the Company has provided cumulative condensed consolidated statements of operations and condensed consolidated statements of cash flows for the period from January 1, 1995 through March 31, 1998.

Organization -

Continental Embassy Acquisition, Inc. ("CEA") was organized in the State of Utah in 1987 for the purpose of raising capital and acquiring a suitable business opportunity through a merger with, or acquisition of, a private business enterprise seeking to obtain the perceived benefits of being a publicly-owned company. On December 6, 1995, CEA reorganized in the state of Delaware and acquired 100% of the outstanding capital stock of You Bet!, Inc., a Delaware corporation, in exchange for the issuance of 5,800,000 shares of common stock, including 5,710,000 shares of common stock to two officers/major stockholders of the Company (who were the founders of the Company's predecessor entity), their nominees and a stockholder related to one of the officers. In conjunction with the contemporaneous private placement of the Company's securities, 2,500,000 of the 5,710,000 shares were deemed subject to forfeiture by the holders under certain conditions, which were released effective December 31, 1997. Concurrent with this transaction, CEA reorganized in the State of Delaware and changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of You Bet International, Inc. For accounting purposes, the acquisition of You Bet!, Inc. by You Bet International, Inc. has been treated as a reverse acquisition of You Bet!, Inc. with You Bet!, Inc. considered the acquiror. The operating results reflected in the accompanying financial statements, where 1995 to Date amounts are presented, do not include CEA's operating activities prior to the You Bet!, Inc. acquisition, as the amounts are not significant.

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

Going Concern -

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses and has experienced significant continuing liquidity problems since late 1996 that are expected to continue until the Company is able to complete a long-term debt or equity financing of substantial size and/or until significant operating revenues are generated on an ongoing basis. The Company has negative working capital of $2,739,184 as of December 31, 1997, which had increased to $3,904,834 as of March 31, 1998 as a result of the Company's use of short-term debt to finance operations. As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

In order to conserve working capital, the Company reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors and creditors.

During the year ended December 31, 1997 and the three months ended March 31, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the private placement of its common stock and warrants, and the exercise of stock options and warrants, which aggregated approximately $3,900,000 and $1,200,000, respectively, to fund its operating requirements. During the three months ended March 31, 1998, the Company received advances from related parties of $410,000 and bridge financing of $865,000 to partially fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000 and estimated capital expenditures of $2,000,000. The Company is also exploring various other options to raise additional operating capital during the remainder of 1998.

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

Basis of Presentation -

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1997 and 1998, and the cash flows for the three months ended March 31, 1997 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share -

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares and all dilutive securities, including stock options, warrants and convertible notes, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were antidilutive in 1997 and 1998. No prior period earnings per share amounts have been restated as a result of SFAS 128.

As of March 31, 1998, potential dilutive securities represented by 1,621,433 outstanding stock options, 6,405,011 outstanding common stock purchase warrants and $1,350,000 of convertible bridge notes, plus accrued interest, are not included in the earnings per share calculation since their effect would be antidilutive.

During the three months ended March 31, 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions, and were excluded from the calculation of net loss per share in 1997. The forfeiture provisions were released effective December 31, 1997.

2. Restructuring of Capital Lease

Effective March 31, 1998, the Company restructured a portion of its outstanding capital lease obligations aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor.

The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of restricted common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum.

In conjunction with the restructuring of these leases, the Company recorded a charge to operations of $64,750, consisting of the write-off of lease deposits of $53,963 and prepayments of $10,787. The Company also recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized through December 31, 1999.

3. Advances and Bridge Loans Payable

Advances and bridge loans consisted of the following at December 31, 1997 and March 31, 1998:


                                      Related        Unrelated
                                      Parties         Parties
                                      -------         -------
Advances
--------
Balance, December 31, 1997           $ 390,000      $

Add:  New loans                        410,000

Less:  Converted into 1998
       bridge financing               (185,000)
                                       -------        --------
Balance, March 31, 1998              $ 615,000      $
                                       -------        --------
                                       -------        --------


Bridge Loans Payable
--------------------

Balance, December 31, 1997           $              $  300,000

Add:  New loans                                        865,000
      Converted from advances          185,000

                                       -------       ---------
Balance, March 31, 1998              $ 185,000      $1,165,000
                                       -------       ---------
                                       -------       ---------


The due date of the $300,000 of bridge loans outstanding at December 31, 1997 has been extended to December 1998. The holders of the $300,000 of bridge loans have the option of converting such loans, including accrued interest, into the lesser of units, which include 10,000 shares of common stock and 5,000 Series D warrants, at the rate of $18,750 per unit, or 75% of the next private placement offering price of an offering over $5,000,000.

The $300,000 of bridge loans is secured by substantially all the assets of the Company. Upon a successful public offering or private placement of $5,000,000 or more, the Company must repay all outstanding bridge loans and accrued interest.

In January 1998, the Company commenced a bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of the Company. Through March 31, 1998, the Company had issued $1,050,000 of bridge notes, including $185,000 to related parties. Subsequent to March 31, 1998, the Company issued an additional $570,000 of bridge notes. At the option of the holder, each note is convertible into a subsequent private placement at the lower of $2.75 or 80% of the private placement price. To the extent that the holders of the bridge notes convert into a subsequent private placement, the Company will record a charge to operations at that time to reflect the 20% discount on conversion of bridge notes. In addition, at that time the Company will be obligated to issue 84,375 warrants to certain finders with respect to such bridge financing. Such warrants will be exercisable at $3.125 per share for a period of three years. Finders fees paid in cash with respect to such bridge notes aggregating $81,000 have been recorded as deferred financing costs and are being amortized through December 31, 1998.

The holders of the $615,000 of advances also have the right to convert the amounts due them into the 1998 bridge financing until such time as the bridge notes are either called or repaid.

4. Stockholders' Deficiency

Issuance of Stock Options --

On February 6, 1998, the Company's Board of Directors adopted a program to compensate employees of the Company pursuant to a stock option plan. The Company issued options to purchase 500,000 shares of common stock at $2.50 per share. Such options were fully vested upon issuance, but are not exercisable until February 1999, and expire on February 6, 2003. The Company has recorded the difference between the fair market value of the Company's common stock on February 6, 1998 of $4.125 and the $2.50 exercise price as deferred compensation cost. The aggregate amount of deferred compensation cost of $812,500 is being amortized through December 31, 1998.

Exercise of Warrant -

During March 1998, a warrant holder exercised a warrant for 200,000 shares of common stock at $3.125 per share. The warrant holder exercised the warrant by issuing a non-recourse note for $625,000 to the Company. During April and May 1998, the Company had received partial payments of such note aggregating approximately $523,000. The Company expects to receive the remaining approximately $102,000 by May 31, 1998. The note has been presented in the accompanying condensed consolidated balance sheet at March 31, 1998 as a reduction to stockholders' deficiency.

Issuance of Warrants -

During April 1998, the Company issued a financial and marketing consulting firm warrants to purchase 200,000 shares of common stock exercisable at $3.125 per share and warrants to purchase 100,000 shares of common stock exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through December 31, 2002. The aggregate fair value of the 300,000 warrants was $1,444,000 and has been recorded as a charge to deferred compensation, with a corresponding credit to additional paid-in capital. Of such amount, $722,000 was charged to operations during the three months ended March 31, 1998, and the remaining $722,000 will be charged to operations during the three months ending June 30, 1998.

During the three months ended March 31, 1998, the Company issued Series C common stock purchase warrants representing the right to purchase 109,000 shares of common stock. The Series C common stock purchase warrants are exercisable at $2.50 per share through December 31, 2002. The Company issued 5,000 warrants to a vendor which deferred an amount due it and 104,000 warrants to related parties who provided short-term unsecured advances to the Company. Aggregate fair market value of the warrants was $361,200, including $346,400 allocable to related parties, all of which was charged to operations as a financing cost during the three months ended March 31, 1998.

5. Recent Accounting Pronouncements

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

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-QSB for the three months ended March 31, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its financing requirements and efforts to raise additional financing, its development and marketing efforts, consumer reaction/acceptance to the Company's services, and the development of operating revenues, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended March 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure private network. The Company has incurred substantial software development costs during 1995 through March 31, 1998, which have been charged to operations as research and development costs. During the three months ended March 31, 1998, management is of the opinion that technological feasibility of the Company's proprietary software technology has been established.

Business Plan:

The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, in 1997, the Company decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy, which is scheduled to be implemented during 1998 and 1999, is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. In order to do so, the Company intends to concentrate on marketing to existing horse players during the initial phase of operations. By being the first to deliver an interactive product, the Company believes that it will fill a significant market need and establish itself as the leading brand in the horse racing industry. Marketing activities will then be expanded to focus on a variety of additional potential users, including sports gamblers and casino and lottery customers. The Company then intends to move its products into the mainstream online community through a mass marketing campaign.

Liquidity and Capital Resources - March 31, 1998:

The Company has had recurring losses and has experienced significant continuing liquidity problems since late 1996 that are expected to continue until the Company is able to complete a long-term debt or equity financing of substantial size and/or until significant operating revenues are generated on an ongoing basis. The Company had negative working capital of $2,739,184 as of December 31, 1997, which had increased to $3,904,834 as of March 31, 1998 as a result of the Company's use of short-term debt to finance operations.
As a result, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

In order to conserve working capital, the Company has reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors and creditors.

During the year ended December 31, 1997 and the three months ended March 31, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the private placement of its common stock and warrants, and the exercise of stock options and warrants, which aggregated approximately $3,900,000 and $1,200,000, respectively, to fund its operating requirements. During the three months ended March 31, 1998, the Company received advances from related parties of $410,000 and bridge financing of $865,000 to partially fund estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000, research and development activities of $800,000 and estimated capital expenditures of $2,000,000. The Company is also exploring various other options to raise additional operating capital during the remainder of 1998.

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

During the three months ended March 31, 1998, the Company's operations used $1,108,953 of cash, as compared to $711,532 of cash during the three months ended March 31, 1997, reflecting a general increase in the levels of activity as the Company completed the development of The You Bet Racing Network and commenced commercial testing and marketing activities.

During the three months ended March 31, 1998, cash flows used in investing activities aggregated $56,656 for purchases of property and equipment. In addition, effective March 31, 1998, the Company restructured a portion of its outstanding capital lease obligations aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor.

The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of restricted common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum. In conjunction with the restructuring of these leases, the Company recorded a charge to operations of $64,750, consisting of the write-off of lease deposits of $53,963 and prepayments of $10,787. The Company also recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized through December 31, 1999.

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

Consolidated Results of Operations - Three Months Ended March 31, 1997 and
1998:

Research and development and network operations decreased from $452,800 in 1997 to $379,516 in 1998, a decrease of $73,284 or 16.2%. Sales and marketing expense decreased from $171,498 in 1997 to $156,555 in 1998, a decrease of $14,943 or 8.7%. General and administrative expenses increased from $363,619 in 1997 to $442,599 in 1998, an increase of $78,980 or 21.7%.
The decrease in research and development and network operations, and sales and marketing expense, reflects a reduction in personnel and the effect from the Company's limited working capital resources. The Company is continuing development efforts with respect to The You Bet Racing Network, including the recruitment and hiring of management, horse racing and technical teams, and entering into agreements with strategic partners. General and administrative expenses increased as a result of an increase in personnel related costs and the expenses associated with the operation of a public company.

Interest expense increased from $33,518 in 1997 to $69,176 in 1998 primarily as a result of an increase in advances and bridge loans during 1998.

During the three months ended March 31, 1998, the Company also incurred $1,584,432 of non-cash expenses related to stock options and warrants. The Company recorded the fair value of various stock options and warrants issued for services rendered as a charge to operations. The Company also recorded deferred compensation cost as a result of the issuance of stock options to employees at less than fair market value. The recognition of these expenses did not have any effect on working capital, net stockholders' deficiency or cash flows. The Company does not expect that these types of costs will continue at these levels in the future. However, certain of these costs will be recognized in the near term, particularly as they relate to transactions occurring during the year ended December 31, 1997 and the three months ended March 31, 1998 aggregating approximately $2,300,000, which are expected to provide future benefit in 1998 and 1999, a substantial portion of which is related to services rendered by a financial and marketing consulting firm. In addition, to the extent the 1998 bridge financing is converted into equity, the Company expects to recognize a non-cash charge to operations in 1998 resulting from the conversion discount.

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) Equity securities of the registrant sold by the registrant during the three months ended March 31, 1998 that were not registered under the Securities Act of 1933, as amended, other than unregistered sales made in reliance on Regulation S, were as follows:

Restructuring of Capital Lease -

Effective March 31, 1998, the Company restructured a portion of its outstanding capital lease obligations aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor. The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of restricted common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the lessor.

1998 Bridge Financing -

In January 1998, the Company commenced a bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of the Company. Through March 31, 1998, the Company had issued $1,050,000 of bridge notes, including $185,000 to related parties. Subsequent to March 31, 1998, the Company issued an additional $570,000 of bridge notes. At the option of the holder, each note is convertible into a subsequent private placement at the lower of $2.75 or 80% of the private placement price. In addition, at that time the Company will be obligated to issue 84,375 warrants to certain finders with respect to such bridge financing. Such warrants will be exercisable at $3.125 per share for a period of three years.

Issuance of Stock Options -

On February 6, 1998, the Company's Board of Directors adopted a program to compensate employees of the Company pursuant to a stock option plan. The Company issued options to purchase 500,000 shares of common stock at $2.50 per share. Such options were fully vested upon issuance, but are not exercisable until February 1999, and expire on February 6, 2003.

Exercise of Warrant -

During March 1998, a warrant holder exercised a warrant for 200,000 shares of common stock at $3.125 per share. The warrant holder exercised the warrant by issuing a non-recourse note for $625,000 to the Company. During April and May 1998, the Company had received partial payments of such note aggregating approximately $523,000. The Company expects to receive the remaining approximately $102,000 by May 31, 1998. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the warrant holder.

Issuance of Warrants -

During April 1998, the Company issued a financial and marketing consulting firm warrants to purchase 200,000 shares of common stock exercisable at $3.125 per share and warrants to purchase 100,000 shares of common stock exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through December 31, 2002. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended March 31, 1998, the Company issued Series C common stock purchase warrants representing the right to purchase 109,000 shares of common stock. The Series C common stock purchase warrants are exercisable at $2.50 per share through December 31, 2002. The Company issued 5,000 warrants to a vendor which deferred an amount due it and 104,000 warrants to related parties who provided short-term unsecured advances to the Company. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K - Three Months Ended March 31, 1998:

     The Company filed a Current Report on Form 8-K dated March 4, 1998, to report the retention of BDO Seidman, LLP as the Company's new independent certified public accountants (Item 4).

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        YOU BET INTERNATIONAL, INC.
                                        ---------------------------
                                                (Registrant)



Date:  May 13, 1998                 By:  /s/ DAVID M. MARSHALL
                                        ---------------------------
                                        David M. Marshall
                                        President and Chief
                                          Executive Officer
                                        (Duly Authorized Officer)




Date:  May 13, 1998                 By:  /s/ ROBERT N. WEINGARTEN
                                        ---------------------------
                                        Robert N. Weingarten
                                        Chief Financial Officer
                                        (Principal Financial
                                          Officer)