Form 10QSB
period 1998-06-30
YOU BET INTERNATIONAL INC
filed 1998-08-14
CIK 814055

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 1998
                                    -------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________

                      Commission file number:  33-13789LA
                                               ----------

                            YOU BET INTERNATIONAL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  95-4627253
    -------------------------------             ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)


       1950 Sawtelle Boulevard, Suite 180, Los Angeles, California  90025
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 444-3300

                                 Not applicable
-------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1998, the issuer had 10,106,084 shares of common stock issued and outstanding and issuable.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                    YOU BET INTERNATIONAL, INC. AND SUBSIDIARIES
                                     INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) - December 31, 1997 and June 30, 1998

               Condensed Consolidated Statements of Operations
               (Unaudited) - Three Months and Six Months Ended June 30, 1997 and 1998, and 1995 to Date

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) - Six Months Ended June 30, 1997 and 1998, and 1995 to Date

               Notes to Condensed Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 1997 and 1998

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                You Bet International, Inc. and Subsidiaries
                        (a Development Stage Company)
              Condensed Consolidated Balance Sheets (Unaudited)
                   December 31, 1997 and June 30, 1998


                                        December 31,      June 30,
                                            1997            1998
                                        ------------     ----------
ASSETS

Current assets:
Cash and cash equivalents               $    52,895    $ 4,819,633
Receivables                                   6,158          6,320
Prepaid expenses (Notes 2 and 3)             49,315        310,191
Other current assets                          4,288         30,812
                                        -----------    -----------
  Total current assets                      112,656      5,166,956
                                        -----------    -----------

Property and equipment (Note 2)           1,260,411      1,479,319
Less:  Accumulated depreciation
  and amortization                         (423,177)      (581,309)
                                        -----------    -----------
  Property and equipment, net               837,234        898,010
                                        -----------    -----------

Other assets:
Deferred financing costs, net
  of amortization (Notes 2 and 4)                          103,484
Deposits (Note 2)                            53,963
                                        -----------    -----------
  Total other assets                         53,963        103,484
                                        -----------    -----------
  Total assets                          $ 1,003,853    $ 6,168,450
                                        -----------    -----------
                                        -----------    -----------



                                  (continued)

                     You Bet International, Inc. and Subsidiaries
                            (a Development Stage Company)
            Condensed Consolidated Balance Sheets (Unaudited) (continued)
                        December 31, 1997 and June 30, 1998

                                           December 31,     June 30,
                                               1997           1998
                                           ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                            $   910,278    $ 1,090,398
Accrued compensation and related items          503,467        196,012
Accrued interest payable                        116,892        273,684
Other accrued expenses                          341,108        672,526
Advances and bridge loans payable
  (Note 4) -
  Related parties                               390,000      1,278,875
  Unrelated parties                             300,000      1,435,000
State income taxes payable                        6,400
Current portion of capitalized
 lease obligations (Note 2)                     283,695        184,322
                                           ------------    -----------
   Total current liabilities                  2,851,840      5,130,817

Capitalized lease obligations,
 less current portion (Note 2)                                 179,374
                                           ------------    -----------
   Total liabilities                          2,851,840      5,310,191
                                           ------------    -----------

Stockholders' equity (deficiency)
 (Note 5):
Preferred stock, $.001 par value;
 authorized - 1,000,000 shares;
 issued and outstanding -
    Series A Senior Convertible
     Preferred Stock - 220,000
     shares at June 30, 1998
     (liquidation preference
     $25.00 per share)                                             220
Common stock, $.001 par value;
 authorized - 50,000,000 shares;
 issued and outstanding and
 issuable - 9,603,994 shares at
 December 31, 1997 and 10,106,084
 shares at June 30, 1998                          9,604         10,106
Additional paid-in capital                   23,413,989     35,095,384
Accumulated deficit during
 development stage                          (23,964,394)   (32,159,351)
                                           ------------    -----------
   Total stockholders' equity
    (deficiency)                               (540,801)     2,946,359

Less:  Deferred compensation (Note 5)        (1,307,186)    (1,528,100)
       Stock notes receivable (Note 5)                        (560,000)
                                           ------------    -----------
   Net stockholders' equity (deficiency)     (1,847,987)       858,259
                                           ------------    -----------
   Total liabilities and stockholders'
    equity (deficiency)                     $ 1,003,853    $ 6,168,450
                                           ------------    -----------
                                           ------------    -----------

See accompanying notes to condensed consolidated financial statements.

                You Bet International, Inc. and Subsidiaries
                      (a Development Stage Company)
         Condensed Consolidated Statements of Operations (Unaudited)
                 Three Months Ended June 30, 1997 and 1998


                                  1997          1998
                                  ----          ----
Revenues                      $             $    20,170
                              -----------   -----------

Costs and expenses:
  Network operations              197,188       182,391
  Research and development        330,271       348,231
  Sales and marketing             150,919       534,609
  General and administrative
    (Note 3)                      411,817       783,277
  Depreciation and
    amortization                   76,350        82,338
  Amortization of deferred
    compensation (Note 5)          25,566       233,899
  Fair value of common stock,
    warrants and stock options
    issued for services
    rendered (Note 5)                         1,288,158
                              -----------   -----------
  Total costs and expenses      1,192,111     3,452,903
                              -----------   -----------

Other income (expense):
  Interest expense                (91,701)     (174,425)
  Amortization of deferred
    financing costs (Note 4)                    (35,292)
  Discount on conversion of
    bridge loans, accounts
    payable and employee
    deferred salaries into
    common stock and warrants
    (Note 5)                                   (841,713)
  Fair value of warrants
    issued for financing costs
    (Note 5)                                   (882,522)
  Interest income                     270           735
  Consulting revenues               2,025
  Other                                             896
                              -----------   -----------
  Total other expense             (89,406)   (1,932,321)
                              -----------   -----------
Net loss                      $(1,281,517)  $(5,365,054)
                              -----------   -----------
                              -----------   -----------

Net loss per common share          $(0.22)       $(0.54)
                              -----------   -----------
                              -----------   -----------

Weighted average number of
  common shares                 5,783,333     9,882,172
                              -----------   -----------
                              -----------   -----------

    See accompanying notes to condensed consolidated financial statements.

                You Bet International, Inc. and Subsidiaries
                       (a Development Stage Company)
         Condensed Consolidated Statements of Operations (Unaudited)
          Six Months Ended June 30, 1997 and 1998, and 1995 to Date

                                  1997          1998      1995 to Date
                                  ----          ----      ------------
                                                            (Note 1)
Revenues                      $             $    22,025   $     22,025
                              -----------   -----------   ------------

Costs and expenses:
  Network operations              314,817       331,603        997,002
  Research and development        665,442       578,535      3,760,869
  Sales and marketing             322,417       691,164      2,065,268
  General and administrative
    (Note 3)                      775,436     1,225,876      4,664,836
  Depreciation and
    amortization                  150,545       158,133        591,597
  Amortization of deferred
    compensation (Note 5)          51,132       452,632        761,335
  Fair value of common stock,
    warrants and stock options
    issued for services
    rendered (Note 5)                         2,292,657      4,300,874
  Release of forfeiture
    restrictions on common
    stock owned by officers/
    major stockholders                                       7,875,000
                              -----------   -----------   ------------
  Total costs and expenses      2,279,789     5,730,600     25,016,781
                              -----------   -----------   ------------

Other income (expense):
  Interest expense               (125,219)     (243,601)      (682,759)
  Amortization of deferred
    financing costs (Note 4)                    (47,456)       (47,456)
  Discount on conversion of
    bridge loans, accounts
    payable and employee
    deferred salaries into
    common stock and warrants
    (Note 5)                                   (841,713)    (1,415,061)
  Fair value of warrants
    issued for financing costs
    (Note 5)                                 (1,243,722)    (4,899,924)
  Interest income                     623           772         94,119
  Consulting revenues               4,050                      164,602
  Other                              (831)     (110,662)       (81,618)
                              -----------   -----------   ------------
  Total other expense            (121,377)   (2,486,382)    (6,868,097)
                              -----------   -----------   ------------
Loss before provision for
  state income and franchise
  taxes                        (2,401,166)   (8,194,957)   (31,862,853)
Provision for state income
  and franchise taxes                                           16,673
                              -----------   -----------   ------------
Net loss                      $(2,401,166)  $(8,194,957)  $(31,879,526)
                              -----------   -----------   ------------
                              -----------   -----------   ------------
Net loss per common share          $(0.42)       $(0.84)
                              -----------   -----------
                              -----------   -----------

Weighted average number of
  common shares                 5,783,333     9,743,083
                              -----------   -----------
                              -----------   -----------

    See accompanying notes to condensed consolidated financial statements.

                You Bet International, Inc. and Subsidiaries
                       (a Development Stage Company)
         Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 30, 1997 and 1998, and 1995 to Date

                                   1997          1998      1995 to Date
                                   ----         ----      ------------
                                                            (Note 1)
Increase (Decrease) in Cash
  and Cash Equivalents

Cash flows from operating
  activities:
  Net loss                     $(2,401,166)  $(8,194,957)  $(31,879,526)

  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
    Depreciation and
      amortization                 150,545       158,133        591,597
    Amortization of deferred
      compensation                  51,132       452,632        761,335
    Amortization of deferred
      financing costs                             47,456         47,456
    Other                                         64,750         64,750
    Reduction of loan from
      settlement agreement                                      (20,000)
    Accounts payable and
      accrued liabilities
      settled through the
      issuance of common
      stock and warrants                         275,712        556,150
    Fair value of common
      stock, warrants
      and stock options
      issued                                   3,545,092      9,209,511
    Discount on conversion
      of bridge loans,
      accounts payable and
      employee deferred
      salaries into common
      stock and warrants                         841,713      1,415,061
    Release of forfeiture
      restrictions on common
      stock owned by officers/
      major stockholders                                      7,875,000
    Changes in operating
      assets and liabilities:
      (Increase) decrease in -
        Receivables                                 (162)        23,680
        Prepaid expenses            62,548      (271,663)      (320,978)
        Other current assets       (21,610)      (11,993)       (16,281)
        Deposits                                                (53,963)
      Increase (decrease) in -
        Accounts payable            29,132       180,120      1,090,398
        Accrued compensation
          and related items        465,106      (307,455)       182,606
        Accrued interest
          payable                   99,363       156,792        256,605
        Other accrued expenses     (78,485)      331,418        672,526
        State income taxes
          payable                   (2,020)       (6,400)          (800)
                               -----------   -----------    -----------
Net cash used in operating
  activities                    (1,645,455)   (2,738,812)    (9,544,873)
                               -----------   -----------    -----------


                                  (continued)

                You Bet International, Inc. and Subsidiaries
                      (a Development Stage Company)
   Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
          Six Months Ended June 30, 1997 and 1998, and 1995 to Date

                                   1997         1998      1995 to Date
                                   ----         ----      ------------
                                                            (Note 1)
Increase (Decrease) in Cash
  and Cash Equivalents

Cash flows from investing
  activities:
  Purchases of property
    and equipment                   (4,375)    (138,908)    (1,142,426)
                               -----------   -----------   -----------
Net cash used in investing
  activities                        (4,375)    (138,908)    (1,142,426)
                               -----------   -----------   -----------

Cash flows from financing
  activities:
  Proceeds from lease
    financing                      150,261                     150,261
  Proceeds from sale of
    securities, net of
    offering costs                            4,661,583     10,016,078
  Proceeds from advances
    and bridge loans -
    Related parties                350,000      888,875      2,218,862
    Unrelated parties            1,210,000    1,190,000      2,505,000
  Repayments of advances -
    Related parties                                           (104,000)
    Unrelated parties                           (30,000)      (135,000)
  Payments on capitalized
    lease obligations              (85,205)                   (133,746)
  Increase in deferred
    financing costs                             (96,000)       (96,000)
  Proceeds from exercise
    of stock options and
    warrants                                  1,030,000      1,030,000

                               -----------   -----------   -----------
Net cash provided by
  financing activities           1,625,056    7,644,458     15,451,455
                               -----------   -----------   -----------

Cash and cash equivalents:
  Net increase (decrease)          (24,774)   4,766,738      4,764,156
  At beginning of period            87,318       52,895         55,477
                               -----------   -----------   -----------
  At end of period              $   62,544   $4,819,633    $ 4,819,633
                               -----------   -----------   -----------
                               -----------   -----------   -----------


    See accompanying notes to condensed consolidated financial statements.

                 You Bet International, Inc. and Subsidiaries
                         (a Development Stage Company)
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                    Six Months Ended June 30, 1997 and 1998


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

Business -

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure closed-loop network.

Development Stage -

As of June 30, 1998, the Company is considered to be a development stage entity, as it had not realized significant revenues from planned principal operations. During 1995, the Company shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which the Company became a development stage company. Accordingly, the Company has provided cumulative condensed consolidated statements of operations and condensed consolidated statements of cash flows for the period from January 1, 1995 through June 30, 1998.

Going Concern -

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses, has periodically experienced significant continuing liquidity problems from late 1996 through the middle of 1998, and has financed its operations during such period from the sale of its securities and short-term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. On June 29, 1998, the Company completed a $5,500,000 preferred stock financing that provided net proceeds of approximately $4,662,000, as more fully described at Note 5. On July 31, 1998, the Company sold an additional $500,000 of preferred stock. However, the proceeds from these financings are not expected to be sufficient to support the continuing development and expansion of the Company's operations until operating revenues reach the level necessary to fund ongoing operations. The Company is currently attempting to sell an additional $4,000,000 of preferred stock, but there can be no assurances that the Company will be successful in this regard. As a result of the preferred stock financing on June 29, 1998, the Company had net working capital of $36,139 at June 30, 1998, as compared to a working capital deficit of $2,739,184 at December 31, 1997. In addition, subsequent to June 30, 1998, the holders of advances and convertible bridge notes with a principal balance of $2,640,000 at June 30, 1998 agreed to convert these obligations, plus accrued interest, into 1,468,268 shares of common stock, as more fully described at Note 4. The advances and convertible bridge notes outstanding at June 30, 1998 were utilized to fund the Company's operations.

In order to conserve working capital, the Company has previously reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors and creditors.

During the year ended December 31, 1997 and the six months ended June 30, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the private placement of its common stock and warrants, and the exercise of stock options and warrants, which aggregated approximately $3,903,000 and $3,079,000 (excluding the June 1998 preferred stock financing), respectively, to fund its operating requirements during such periods. During the six months ended June 30, 1998, the Company received advances of $613,875 and bridge financing of $1,465,000, as well as the net proceeds from the preferred stock financing of $4,662,000 to fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000 and estimated capital expenditures of $2,000,000. The Company is continuing to evaluate various opportunities to raise additional capital during the remainder of 1998 and 1999, which includes the sale of the additional $4,000,000 of preferred stock discussed above.

The Company is dependent on the proceeds from the previously described financing efforts for the continuation of its marketing efforts related to The You Bet Racing Network, as well as for the continuation and expansion of the Company's development activities. The Company expects that its cash on hand at June 30, 1998, combined with the funds that it has raised subsequent to June 30, 1998, will be sufficient to fund operating and capital expenditures at least through early 1999. However, there can be no assurances that the Company will be able to complete such additional debt or equity financings as may be required to fund the Company's operations on a timely basis and/or under acceptable terms and conditions.

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

Basis of Presentation -

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months and six months ended June 30, 1997 and 1998, and the cash flows for the six months ended June 30, 1997 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share -

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares and all dilutive securities, including stock options, warrants, preferred stock and convertible notes, but does not include the impact of potential common shares which would be anti-dilutive. These dilutive securities were anti-dilutive in 1997 and 1998. No prior period earnings per share amounts have been restated as a result of SFAS 128.

As of June 30, 1998, potential dilutive securities were represented by 1,684,442 outstanding stock options, 7,633,431 outstanding common stock purchase warrants, $2,690,000 principal amount of advances and convertible bridge notes, plus accrued interest, convertible into

1,497,284 shares of common stock, and 220,000 shares of preferred stock issued in conjunction with the $5,500,000 preferred stock financing, convertible into 2,200,000 shares of common stock, are not included in the earnings per share calculation since their effect would be anti-dilutive.

During the three months and six months ended June 30, 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions, and were excluded from the calculation of net loss per share in 1997. The forfeiture provisions were released effective December 31, 1997, in exchange for the return to the Company and cancellation of 750,000 of such shares.


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

The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum.

In conjunction with the restructuring of this lease, during the three months ended March 31, 1998, the Company recorded a charge to operations of $64,750, consisting of the write-off of lease deposits of $53,963 and prepayments of $10,787. The Company also recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized through December 31, 1999.

3.   Prepaid Expenses

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During April 1998, the consulting firm was issued warrants to purchase an aggregate of 300,000 shares of the Company's common stock, as more fully described at Note 5.

4.   Advances and Bridge Loans Payable

Advances and bridge loans consisted of the following at December 31, 1997 and June 30, 1998:

                                      Related        Unrelated
                                      Parties         Parties
                                      -------         -------
Advances
--------

Balance, December 31, 1997            $390,000      $

Add:  New loans                        410,000

Less:  Converted into 1998
        bridge financing              (185,000)
                                      --------      ----------
Balance, March 31, 1998                615,000

Add:  New loans                         98,875         105,000

Less:  Repayments                                      (30,000)
                                      --------      ----------
Balance, June 30, 1998                $713,875      $   75,000
                                      --------      ----------
                                      --------      ----------


Bridge Loans Payable
--------------------

Balance, December 31, 1997            $             $  300,000

Add:  New loans                                        865,000
      Converted from advances          185,000

                                      --------      ----------
Balance, March 31, 1998                185,000       1,165,000

Add:  New loans                        380,000         220,000

Less:  Conversion of 1997
        bridge loan into
        common stock and
        warrants                                       (25,000)
                                      --------      ----------
Balance, June 30, 1998                $565,000      $1,360,000
                                      --------      ----------
                                      --------      ----------

The remaining $275,000 principal balance of 1997 bridge loans outstanding at June 30, 1998 is secured by substantially all the assets of the Company. The due date of the 1997 bridge loans outstanding was extended to December 1998.

The holders of the $275,000 of 1997 bridge loans have the option of converting such loans, including accrued interest, into units, which include 10,000 shares of common stock and 5,000 Series D warrants, at the rate of $18,750 per unit, or 75% of the next private placement offering price of an offering over $5,000,000, whichever is less. During July 1998, as a result of the preferred stock financing completed on June 29, 1998, as described at Note 5, the holders of the $275,000 of bridge loans agreed to convert such loans, plus accrued interest, at the rate of $1.875 per share, into 193,965 shares of common stock and 96,983 Series D common stock purchase warrants.

In January 1998, the Company commenced a new bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of the Company. Through June 30, 1998, the Company had issued $1,650,000 of bridge notes, including $565,000 to related parties.
At the option of the holder, each note is convertible into the securities of a subsequent private placement (or the equivalent amount of common stock, if such financing is not a common stock financing) at the lower of $2.75 or 80% of the private placement price. During July 1998, as a result of the preferred stock financing completed on June 29, 1998, as described at Note 5, the holders of the $1,650,000 of bridge notes payable agreed to convert such notes, plus accrued interest, at the rate of $2.00 per share, into 875,226 shares of common stock, including 299,702 shares allocable to related parties. As a result of the conversion of the 1998 bridge financing into common stock, the Company will be obligated to issue approximately 75,000 Series E common stock purchase warrants to certain finders with respect to such bridge financing. These warrants will be exercisable at $3.125 per share for a period of three years. Finders fees paid in cash with respect to such bridge notes aggregating $96,000 have been recorded as deferred financing costs and are being amortized through December 31, 1998. However, upon conversion of the bridge notes into common stock, the unamortized portion of the related deferred financing costs will be charged to operations for financing costs.

As of June 30, 1998, advances payable totaled $788,875, including $713,875 to related parties. The holders of the $765,000 of advances also have the right to convert such amounts into the 1998 bridge financing until such time as the bridge notes are either called or repaid. During July 1998, as a result of the preferred stock financing completed on June 29, 1998, as described at Note 5, the holders of $715,000 of advances agreed to convert such advances, plus accrued interest, at the rate of $2.00 per share, into 399,077 shares of common stock, including 359,294 shares allocable to related parties.

As more fully described at Note 5, as a result of the previously described conversion discounts, the Company recognized aggregate discounts of $841,713 as a charge to operations for financing costs during the three months and six months ended June 30, 1998.


5.    Stockholders' Equity (Deficiency)

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

On April 21, 1998, the Company issued a stock option to the non-employee director of the Company at that time under the 1995 Stock Option Plan for Non-Employee Directors to purchase 5,000 shares of common stock at an exercise price of $5.50 per share, the fair market value on the date of grant. The stock option was fully vested upon issuance, and is exercisable for a period of ten years. The fair value of the stock option of $19,350 was charged to operations during the three months and six months ended June 30, 1998.

On May 1, 1998, the Company granted a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1995 Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years. The Company has recorded a credit to deferred compensation of $323,438 to reflect the difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share. The Company is amortizing this amount to operations over the four year period beginning May 1, 1998.

Issuance of Common Stock -

During the three months and six months ended June 30, 1998, the Company issued 20,000 shares of common stock in conjunction with the restructuring of a capital lease as described at Note 2.

During the three months and six months ended June 30, 1998, the Company issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469 and charged to operations.

During the three months and six months ended June 30, 1998, the Company issued 16,267 shares of common stock (and 8,134 Series D common stock purchase warrants) in conjunction with the conversion of a 1997 bridge note with a principal balance of $25,000 and accrued interest of $5,500 into common stock (see "Issuance of Warrants" below).

During the three months and six months ended June 30, 1998, the Company issued 342,000 shares of common stock to three individuals, including one officer, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to the Company of $1,030,000.

During the three months and six months ended June 30, 1998, the Company issued 11,200 shares of common stock (and 5,600 Series D common stock purchase warrants) in conjunction with the conversion of vendor debt of $28,000 into common stock (see "Issuance of Warrants" below).

During the three months and six months ended June 30, 1998, the Company issued 110,123 shares of common stock (and 55,063 Series C and 55,063 Series D common stock purchase warrants), including 96,220 shares to two officers/major stockholders, in conjunction with the conversion of employee deferred compensation of $206,483 into common stock (see "Issuance of Warrants" below).

Issuance of Warrants -

During April 1998, the Company issued to a financial and marketing consulting firm warrants to purchase 200,000 shares of common stock exercisable at $3.125 per share and 100,000 shares of common stock exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through March 2003. The aggregate fair value of the 300,000 warrants of $1,444,000 was recorded as a charge to operations, of which $722,000 was charged to operations during each of the three months ended March 31, 1998 and June 30, 1998.

During April 1998, the Company issued a warrant to purchase 25,000 shares of common stock exercisable at $3.00 per share to the Company's Chief Financial Officer at that time for services rendered through June 1998. The warrant is exercisable through April 1999. The fair value of the warrant was approximately $75,000, which was charged to operations during the six months ended June 30, 1998.

During the six months ended June 30, 1998, the Company issued Series C common stock purchase warrants representing the right to purchase 254,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. The Company issued 5,000 warrants to a vendor which deferred an amount due it, 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 177,000 warrants (including 134,000 warrants to related parties) as additional consideration for short-term advances of $440,000, all of which were considered financing costs. The Company also issued 17,530 warrants for legal fees. Of the total of 254,593 warrants issued, 109,000 warrants were issued during the three months ended March 31, 1998 and 145,593 warrants were issued during the three months ended June 30, 1998. Aggregate fair value of the warrants was $1,119,891, of which $658,244 and $1,019,444 were charged to operations as financing costs during the three months and six months ended June 30, 1998, respectively. The warrant issued for legal fees had an aggregate fair value of $100,447, of which $25,112 was charged to operations during the three months and six months ended June 30, 1998, and the remaining $75,335 will be charged to operations through December 31, 1998.

During the three months and six months ended June 30, 1998, the Company issued Series D common stock purchase warrants representing the right to purchase 68,797 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through June 2000. The Company issued 8,134 warrants in conjunction with the conversion into common stock of a 1997 bridge note with a principal balance of $25,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered financing costs. Aggregate fair value of the warrants was $224,278, which was charged to operations as financing costs during the three months and six months ended June 30, 1998.

During the three months and six months ended June 30, 1998, the Company issued a Series E common stock purchase warrant representing the right to purchase 50,000 shares of common stock to a consulting firm. The Series E common stock purchase warrant is exercisable at $3.125 per share through April 2001. The fair value of the warrant was $251,000, which was charged to operations during the three months and six months ended June 30, 1998.
During the three months and six months ended June 30, 1998, in conjunction with the 1997 private placement, the Company also issued 8,532 Series E common stock purchase warrants exercisable through June 2001, which had an aggregate fair value of $32,336.

Conversion Discount -

As part of the consideration for making the advances and bridge loans described at Note 3, the Company granted the investors the option to convert their bridge loans, including accrued interest, into the securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing is not a common stock financing), at 75% to 80% of the private placement offering price, representing discounts of 20% to 25%. As a result of the completion of the private placement of preferred stock on June 29, 1998 (see "Preferred Stock" below), the difference between the fair value of the Company's common stock of $2.50 per share on June 29, 1998 (as determined by an investment and merchant banking firm) and the effective conversion rate of $1.875 to $2.00 per share was recognized as a charge to operations. Accordingly, the Company recorded the aggregate discount of $841,713 as a charge to operations for financing costs during the three months and six months ended June 30, 1998.

Preferred Stock Financing -

On June 29, 1998, the Company entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold 200,000 shares of Series A Senior Convertible Preferred Stock (the "Preferred Stock") for a cash purchase price of $25.00 per share, resulting in gross proceeds to the Company of $5,000,000. Robert M. Fell, David M. Marshall and Jess Rifkind purchased 445 shares, 445 shares and 400 shares, respectively, of Preferred Stock.

On July 31, 1998, the Company sold an additional 20,000 shares of Preferred Stock under the same terms for gross proceeds of $500,000. The Company is seeking to sell an additional 160,000 shares of Preferred Stock to private and institutional investors on the same terms, but there can be no assurances that the Company will be successful in this regard.

The Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Preferred Stock is convertible into ten shares of common stock of the Company, and will be automatically converted into common stock at the then prevailing conversion rate at such time as the Company has completed a secondary public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on the New York Stock Exchange, the American
Stock Exchange or the NASDAQ National Market System. The holders of the Preferred Stock are not entitled to dividends, except that if dividends are paid on the Company's common stock, holders of Preferred Stock will be entitled to dividends on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock will vote together with the holders of common stock on all matters presented to stockholders for a vote on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The holders of the Preferred Stock have unlimited piggyback registration rights and certain demand registration rights.

Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value.

In addition, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note.

The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at June 30, 1998. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value.

In connection with the Stock Purchase Agreement and the Securities Purchase Agreement, the parties to such agreements and David M. Marshall and Russell M. Fine entered into a Stockholders Agreement. Pursuant to the Stockholders Agreement, the parties agreed to vote all shares of Preferred Stock and common stock owned by them (including any stock acquired in the future) for election to the Board of Directors of four persons designated by Robert M. Fell and three persons designated by David M. Marshall and Russell M. Fine. The Stockholders Agreement terminates on June 29, 2000.

In connection with the Stock Purchase Agreement and the Securities Purchase Agreement, the Company entered into a Services Agreement with Fell & Company, Inc. ("FCI"), pursuant to which Robert M. Fell will serve as Chairman of the Board of Directors for a period of three years. Mr. Fell will also serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, FCI will receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company.

The Company also entered into new employment agreements with David M. Marshall and Russell M. Fine pursuant to which they will serve as Vice Chairman and Chief Technology Officer, respectively. In addition, until a permanent Chief Executive Officer is appointed, Mr. Marshall will serve as President and Chief Operating Officer of the Company. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases.

Effective June 29, 1998, the number of directors of the Company was increased to seven and Robert M. Fell, Alan Landsburg, Bill Roedy and Caesar Kimmel were elected to the Board of Directors of the Company. Such persons were designated by Mr. Fell pursuant to the Stockholders Agreement. David M. Marshall, Russell
M. Fine and Jess Rifkind remain as directors of the Company, as the designees of Mr. Marshall and Mr. Fine. At such time as the Company retains a permanent Chief Executive Officer, the number of directors of the Company will be increased to eight and the Chief Executive Officer will be elected to the Board of Directors. As a result of the ability to designate four directors as provided in the Stockholders Agreement, Mr. Fell may be deemed to have acquired control of the Company.

In conjunction with the Preferred Stock financing, the Company incurred direct costs related to such financing of $343,417, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for $.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The aggregate fair value of such warrants is $401,639. In addition, the Company paid cash finder's fees to other parties aggregating $13,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-QSB for the three months ended June 30, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its financing requirements and efforts to raise additional financing, its development and marketing efforts, consumer reaction/acceptance to the Company's services, and the development of operating revenues, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended June 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service to be offered to consumers is The You Bet Racing Network, a horse racing network to be broadcast over the Company's secure closed-loop network. The Company has incurred substantial software development costs during 1995 through June 30, 1998, which have been charged to operations as research and development costs. During the six months ended June 30, 1998, management is of the opinion that technological feasibility of the Company's proprietary software technology has been established.


Business Plan:

The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, in 1997, the Company decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy, which management is seeking to implement during 1998 and 1999, is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. In order to do so, the Company intends to concentrate on marketing to existing horse players during the initial phase of operations. By being the first to deliver an interactive product, the Company believes that it will fill a significant market need and establish itself as the leading brand in the horse racing industry. Marketing activities will then be expanded to focus on a variety of additional potential users, including sports gamblers and casino and lottery customers. The Company then intends to move its products into the mainstream online community through a mass marketing campaign.

Liquidity and Capital Resources - June 30, 1998:

The Company has had recurring losses, has periodically experienced significant continuing liquidity problems from late 1996 through the middle of 1998, and has financed its operations during such period from the sale of its securities and short-term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. On June 29, 1998, the Company completed a $5,500,000 preferred stock financing that provided net proceeds of approximately $4,662,000, as described below. On July 31, 1998, the Company sold an additional $500,000 of preferred stock. However, the proceeds from these financings are not expected to be sufficient to support the continuing development and expansion of the Company's operations until operating revenues reach the level necessary to fund ongoing operations. The Company is currently attempting to sell an additional $4,000,000 of preferred stock, but there can be no assurances that the Company will be successful in this regard. As a result of the preferred stock financing on June 29, 1998, the Company had net working capital of $36,139 at June 30, 1998, as compared to a working capital deficit of $2,739,184 at December 31, 1997. In addition, subsequent to June 30, 1998, the holders of advances and convertible bridge notes with a principal balance of $2,640,000 at June 30, 1998 agreed to convert these obligations, plus accrued interest, into 1,468,268 shares of common stock. The advances and convertible bridge notes outstanding at June 30, 1998 were utilized to fund the Company's operations.

In order to conserve working capital, the Company has previously reduced the number of its employees, deferred compensation to certain of its senior officers and other employees, deferred or delayed the payment of accounts payable, capital lease obligations and bridge loans payable, and reduced operating expenses and capital expenditures. As a result, the Company is in arrears with respect to its payment obligations to certain lessors and creditors.

During the year ended December 31, 1997 and the six months ended June 30, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the private placement of its common stock and warrants, and the exercise of stock options and warrants, which aggregated approximately $3,903,000 and $3,079,000 (excluding the June 1998 preferred stock financing), respectively, to fund its operating requirements during such periods. During the six months ended June 30, 1998, the Company received advances of $613,875 and bridge financing of $1,465,000, as well as the net proceeds from the preferred stock financing of $4,662,000, to fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000 and estimated capital expenditures of $2,000,000. The Company is continuing to evaluate various opportunities to raise additional capital during the remainder of 1998 and 1999, which includes the sale of the additional $4,000,000 of preferred stock discussed above.

The Company is dependent on the proceeds from the previously described financing efforts for the continuation of its marketing efforts related to The You Bet Racing Network, as well as for the continuation and expansion of the Company's development activities. The Company expects that its cash on hand at June 30, 1998, combined with the funds that the Company has raised subsequent to June 30, 1998, will be sufficient to fund operating and capital expenditures at least through early 1999. However, there can be no assurances that the Company will be able to complete such additional debt or equity financings as may be required to fund the Company's operations on a timely basis and/or under acceptable terms and conditions.

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

During the six months ended June, 1998, the Company's operations used $2,738,812 of cash, as compared to using $1,645,455 of cash during the six months ended June 30, 1997, reflecting a general increase in the levels of activity as the Company completed the development of The You Bet Racing Network and commenced commercial marketing activities.

During the six months ended June 30, 1998, cash flows used in investing activities aggregated $138,908 for purchases of property and equipment. In addition, effective March 31, 1998, the Company restructured a portion of its outstanding capital lease obligations aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor.

The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum. In conjunction with the restructuring of this lease, during the three months ended March 31, 1998, the Company recorded a charge to operations of $64,750, consisting of the write-off of lease deposits of $53,963 and prepayments of $10,787. The Company also recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized through December 31, 1999.

On June 29, 1998, the Company entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold 200,000 shares of Series A Senior Convertible Preferred Stock (the "Preferred Stock") for a cash purchase price of $25.00 per share, resulting in gross proceeds to the Company of $5,000,000. Robert
M. Fell, David M. Marshall and Jess Rifkind purchased 445 shares, 445 shares and 400 shares, respectively, of Preferred Stock.

On July 31, 1998, the Company sold an additional 20,000 shares of Preferred Stock under the same terms for gross proceeds of $500,000. The Company is seeking to sell an additional 160,000 shares of

Preferred Stock to private and institutional investors on the same terms, but there can be no assurances that the Company will be successful in this regard.

The Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Preferred Stock is convertible into ten shares of common stock of the Company, and will be automatically converted into common stock at the then prevailing conversion rate at such time as the Company has completed a secondary public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System. The holders of the Preferred Stock are not entitled to dividends, except that if dividends are paid on the Company's common stock, holders of Preferred Stock will be entitled to dividends on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock will vote together with the holders of common stock on all matters presented to stockholders for a vote on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The holders of the Preferred Stock have unlimited piggyback registration rights and certain demand registration rights.

Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value.

In addition, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note.

The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at June 30, 1998. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value.

In connection with the Stock Purchase Agreement and the Securities Purchase Agreement, the parties to such agreements and David M. Marshall and Russell
M. Fine entered into a Stockholders Agreement. Pursuant to the Stockholders Agreement, the parties agreed to vote all shares of Preferred Stock and common stock owned by them (including any stock acquired in the future) for election to the Board of Directors of four persons designated by Robert M. Fell and three persons designated by David M. Marshall and Russell M. Fine. The Stockholders Agreement terminates on June 29, 2000.

In connection with the Stock Purchase Agreement and the Securities Purchase Agreement, the Company entered into a Services Agreement with Fell & Company, Inc. ("FCI"), pursuant to which Robert M. Fell will serve as Chairman of the Board of Directors for a period of three years. Mr. Fell will also serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, FCI will receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company.

The Company also entered into new employment agreements with David M. Marshall and Russell M. Fine pursuant to which they will serve as Vice Chairman and Chief Technology Officer, respectively. In addition, until a permanent Chief Executive Officer is appointed, Mr. Marshall will serve as President and Chief Operating Officer of the Company. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases.

Effective June 29, 1998, the number of directors of the Company was increased to seven and Robert M. Fell, Alan Landsburg, Bill Roedy and Caesar Kimmel were elected to the Board of Directors of the Company. Such persons were designated by Mr. Fell pursuant to the Stockholders Agreement. David M. Marshall, Russell
M. Fine and Jess Rifkind remain as directors of the Company, as the designees of Mr. Marshall and Mr. Fine. At such time as the Company retains a permanent Chief Executive Officer, the number of directors of the Company will be increased to eight and the Chief Executive Officer will be elected to the Board of Directors. As a result of the ability to designate four directors as provided in the Stockholders Agreement, Mr. Fell may be deemed to have acquired control of the Company.

In conjunction with the Preferred Stock financing, the Company incurred direct costs related to such financing of $343,417, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for

$.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The aggregate fair value of such warrants is $401,639. In addition, the Company paid cash finder's fees to other parties aggregating $13,500.

The Company does not currently have any existing capital expenditure commitments. However, subject to the continuing development of The You Bet Racing Network and the availability of sufficient capital resources, the Company's business plan anticipates approximately $2,000,000 of capital expenditures during the latter half of 1998, in order to support the anticipated increase in activity on The You Bet Racing Network.

Consolidated Results of Operations:


Three Months Ended June 30, 1997 and 1998 -

Network operations decreased by $14,797 or 7.5%, to $182,391 in 1998, as compared to $197,188 in 1997.

Research and development costs increased by $17,960 or 5.4%, to $348,231 in 1998, as compared to $330,271 in 1997.

Sales and marketing expense increased by $383,690 or 254.2%, to $534,609 in 1998, as compared to $150,919 in 1997, reflecting the expansion of the Company's marketing activities for The You Bet Racing Network.

General and administrative expenses increased by $371,460 or 90.2%, to $783,277 in 1998, as compared to $411,817 in 1997, reflecting an increase in personnel related costs and general operating activities, and the implementation of an expanded stockholder relations program, as described below.

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During the three months ended June 30, 1998, approximately $189,000 was charged to operations for this program.

The Company is continuing development efforts with respect to The You Bet Racing Network, including the recruiting and hiring of management and entering into agreements with strategic partners.

Interest expense increased by $82,724 or 90.2%, to $174,425 in 1998, as compared to $91,701 in 1997, as a result of increases in advances and bridge loans and capital lease obligations during 1998.

During the three months ended June 30, 1998, the Company incurred non-cash expenses related to stock options and warrants of $2,170,680, and non-cash expenses related to the discount on conversion of various obligations into common stock and warrants of $841,713. The Company recorded the fair value of various stock options and warrants issued for services rendered as a charge to operations. The Company also recorded deferred compensation cost as a result of the issuance of stock options to employees at less than fair market value. The recognition of these expenses did not have any effect on working capital, net stockholders' equity (deficiency) or cash flows. The Company does not expect that these types of costs will continue at these levels in the future.


Six Months Ended June 30, 1997 and 1998 -

Network operations increased by $16,786 or 5.3%, to $331,603 in 1998, as compared to $314,817 in 1997.

Research and development costs decreased by $86,907 or 13.1%, to $578,535 in 1998, as compared to $665,442 in 1997, reflecting the Company's reallocation of resources to its marketing programs.

Sales and marketing expenses increased by $368,747 or 114.4%, to $691,164 in 1998, as compared to $322,417 in 1997, reflecting the expansion of the Company's marketing activities for The You Bet Racing Network.

General and administrative expenses increased by $450,440 or 58.1%, to $1,225,876 in 1998, as compared to $775,436 in 1997, reflecting an increase in personnel related costs and general operating activities, and the implementation of an expanded stockholder relations program, as described below.

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During the six months ended June 30, 1998, approximately $189,000 was charged to operations for this program.

The Company is continuing development efforts with respect to The You Bet Racing Network, including the recruiting and hiring of management and entering into agreements with strategic partners.

Interest expense increased by $118,382 or 94.5%, to $243,601 in 1998, as compared to $125,219 in 1997, as a result of increases in advances and bridge loans and capital lease obligations during 1998.

During the six months ended June 30, 1998, the Company incurred non-cash expenses related to stock options and warrants of $3,536,379, and non-cash expenses related to the discount on conversion of various obligations into common stock and warrants of $841,713. The Company recorded the fair value of various stock options and warrants issued for services rendered as a charge to operations. The Company also recorded deferred compensation cost as a result of the issuance of stock options to employees at less than fair market value. The recognition of these expenses did not have any effect on working capital, net stockholders' equity (deficiency) or cash flows. The Company does not expect that these types of costs will continue at these levels in the future. However, certain of these costs will be recognized in the near term, particularly as they relate to transactions that occurred during the year ended December 31, 1997 and the six months ended June 30, 1998 aggregating approximately $1,528,000, which are expected to provide future benefit in 1998 and 1999.


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

Based on a recent internal assessment, the Company has determined that its software programs, both developed internally and purchased from outside vendors, are already Year 2000 compliant, or that the cost of any needed modifications will not have a material effect on the Company's consolidated financial position, results of operations or cash flows. However, the Company is currently unable to determine if its strategic partners have fully addressed the Year 2000 Issue as it relates to their respective operating systems. A Year 2000 system failure by a strategic partner of the Company could have a material adverse effect on the Company's results of operations.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

(c) Equity securities of the registrant sold by the registrant during the three months ended June 30, 1998 that were not registered under the Securities Act of 1933, as amended, other than unregistered sales made in reliance on Regulation S, were as follows:

In January 1998, the Company commenced a new bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of the Company. During the three months ended June 30, 1998, the Company had issued $600,000 of bridge notes. At the option of the holder, each note is convertible into a subsequent private placement at the lower of $2.75 or 80% of the private placement price.
During July 1998, as a result of the preferred stock financing completed on June 29, 1998, the holders of the bridge notes payable agreed to convert such notes, plus accrued interest, at the rate of $2.00 per share, into shares of common stock. The investments were made under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the investors.

On April 21, 1998, the Company issued a stock option to the non-employee director of the Company at that time under the 1995 Stock Option Plan for Non-Employee Directors to purchase 5,000 shares of common stock at an exercise price of $5.50 per share, the fair market value on the date of grant. The stock option was fully vested upon issuance, and is exercisable for a period of ten years. The stock option was issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

On May 1, 1998, the Company granted a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1995 Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years. The stock option was issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representation of the recipient.

During the three months ended June 30, 1998, the Company issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469 and charged to operations. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

During the three months ended June 30, 1998, the Company issued 16,267 shares of common stock (and 8,134 Series D common stock purchase warrants) in conjunction with the conversion of a 1997 bridge note with a principal balance of $25,000 and accrued interest of $5,500 into common stock. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

During the three months June 30, 1998, the Company issued 342,000 shares of common stock to three individuals, including one officer, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to the Company of $1,030,000. The shares of common stock were issued under
Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended June 30, 1998, the Company issued 11,200 shares of common stock (and 5,600 Series D common stock purchase warrants) in conjunction with the conversion of vendor debt of $28,000 into common stock. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended June 30, 1998, the Company issued 110,123 shares of common stock (and 55,063 Series C and 55,063 Series D common stock purchase warrants), including 96,220 shares to two officers/major stockholders, in conjunction with the conversion of employee deferred compensation of $206,483 into common stock. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During April 1998, the Company issued to a financial and marketing consulting firm warrants to purchase 200,000 shares of common stock exercisable at $3.125 per share and 100,000 shares of common stock exercisable at $5.25 per share, for additional services rendered during January through June 1998.
The warrants are exercisable through March 2003. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

During the three months ended June 30, 1998, the Company issued Series C common stock purchase warrants representing the right to purchase 145,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. The Company issued 55,063 warrants in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 73,000 warrants as additional consideration for short-term advances of $180,000, all of which were considered financing costs. The Company also issued 17,530 warrants for legal fees. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended June 30, 1998, the Company issued Series D common stock purchase warrants representing the right to purchase 68,797 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through June 2000. The Company issued 8,134 warrants in conjunction with the conversion into common stock of a 1997 bridge note with a principal balance of $25,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered financing costs. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended June 30, 1998, the Company issued a Series E common stock purchase warrant representing the right to purchase 50,000 shares of common stock to a consulting firm. The

Series E common stock purchase warrant is exercisable at $3.125 per share through April 2001. During the three months ended June 30, 1998, in conjunction with the 1997 private placement, the Company also issued 8,532 Series E common stock purchase warrants exercisable through June 2001. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

On June 29, 1998, the Company entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold 200,000 shares of Series A Senior Convertible Preferred Stock (the "Preferred Stock") for a cash purchase price of $25.00 per share, resulting in gross proceeds to the Company of $5,000,000. The Preferred Stock was sold as a private placement pursuant to Regulation D of
Section 4(2) of the Securities Act of 1933, as amended.

The Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Preferred Stock is convertible into ten shares of common stock of the Company, and will be automatically converted into common stock at the then prevailing conversion rate at such time as the Company has completed a secondary public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System. The holders of the Preferred Stock are not entitled to dividends, except that if dividends are paid on the Company's common stock, holders of Preferred Stock will be entitled to dividends on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock will vote together with the holders of common stock on all matters presented to stockholders for a vote on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The holders of the Preferred Stock have unlimited piggyback registration rights and certain demand registration rights.

Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value.

In addition, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000
Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. The 20,000 shares of Preferred Stock and the Fell Warrant were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.

Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value.

Effective June 29, 1998, the number of directors of the Company was increased to seven and Robert M. Fell, Alan Landsburg, Bill Roedy and Caesar Kimmel were elected to the Board of Directors of the Company. Such persons were designated by Mr. Fell pursuant to a Stockholders Agreement entered into in conjunction with the sale of the Preferred Stock. David M. Marshall, Russell
M. Fine and Jess Rifkind remain as directors of the Company, as the designees of Mr. Marshall and Mr. Fine. At such time as the Company retains a permanent Chief Executive Officer, the number of directors of the Company will be increased to eight and the Chief Executive Officer will be elected to the Board of Directors. As a result of the ability to designate four directors as provided in the Stockholders Agreement, Mr. Fell may be deemed to have acquired control of the Company.

In conjunction the Preferred Stock Financing, the Company incurred direct costs related to such financing of $343,417, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for $.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. In addition, the Company paid cash finder's fees to other parties aggregating $13,500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K - Three Months Ended June 30, 1998:

          The Company filed a Current Report on Form 8-K on July 13, 1998, to report a change in control of the Company in conjunction with a $5,500,000 preferred stock financing, consisting of the sale of 220,000 shares of Series A Senior Convertible Preferred Stock at $25.00 per share on June 29, 1998 (Item 1).

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


                                    YOU BET INTERNATIONAL, INC.
                                    ---------------------------
                                            (Registrant)



Date:  August 12, 1998              By: /s/ ROBERT M. FELL
                                        ------------------------
                                        Robert M. Fell
                                        Chief Executive Officer
                                        (Duly Authorized Officer)



Date:  August 12, 1998              By: /s/ PHILLIP HERMANN
                                        ------------------------
                                        Phillip Hermann
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)