Form 10QSB
period 1998-09-30
YOU BET INTERNATIONAL INC
filed 1998-11-16
CIK 814055

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended SEPTEMBER 30, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________

                        Commission file number:  33-13789LA

                       YOU BET INTERNATIONAL, INC.
------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                              95-4627253
-------------------------------             ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)


1950 Sawtelle Boulevard, Suite 180, Los Angeles, California  90025
------------------------------------------------------------------
             (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 444-3300

                           Not applicable
------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, the issuer had 11,603,368 shares of common stock issued and outstanding and issuable.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                    YOU BET INTERNATIONAL, INC. AND SUBSIDIARIES

                                       INDEX

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets (Unaudited) - December 31, 1997 and September 30, 1998

               Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 1997 and 1998, and 1995 to Date

               Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 1997 and 1998, and 1995 to Date

               Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended September 30, 1997 and 1998

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation


PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities

      Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                      Consolidated Balance Sheets (Unaudited)
                      December 31, 1997 and September 30, 1998

                                        December 31,   September 30,
                                            1997           1998
                                            ----           ----
ASSETS

Current assets:
Cash and cash equivalents                $   52,895     $2,545,553
Receivables                                   6,158         14,150
Prepaid expenses (Notes 2 and 3)             49,315        169,852
Other current assets                          4,288         31,306
                                         ----------     ----------
  Total current assets                      112,656      2,760,861
                                         ----------     ----------

Property and equipment (Note 2)           1,260,411      1,528,873
Less:  Accumulated depreciation
  and amortization                         (423,177)      (667,502)
                                         ----------     ----------
  Property and equipment, net               837,234        861,371
                                         ----------     ----------

Other assets:
Deferred financing costs, net
  of amortization (Notes 2 and 4)                           39,242
Deposits (Note 2)                            53,963         19,032
                                         ----------     ----------
  Total other assets                         53,963         58,274
                                         ----------     ----------
  Total assets                           $1,003,853     $3,680,506
                                         ==========     ==========


                                    (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
                Consolidated Balance Sheets (Unaudited) (continued)
                      December 31, 1997 and September 30, 1998

                                        December 31,   September 30,
                                            1997           1998
                                            ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                         $  910,278     $  764,201
Accrued compensation and related
  items                                     503,467        101,145
Accrued interest payable                    116,892
Other accrued expenses                      341,108        358,547
Advances and bridge loans payable
  (Note 4) -
  Related parties                           390,000
  Unrelated parties                         300,000
State income taxes payable                    6,400
Current portion of capitalized
  lease obligations (Note 2)                283,695        213,585
                                         ----------     ----------
  Total current liabilities               2,851,840      1,437,478

Capitalized lease obligations,
  less current portion (Note 2)                            117,806
                                         ----------     ----------
  Total liabilities                       2,851,840      1,555,284
                                         ----------     ----------

Stockholders' equity (deficiency)
  (Note 5):
Preferred stock, $.001 par value;
  authorized - 1,000,000 shares;
  issued and outstanding -
    Series A Senior Convertible
    Preferred Stock - 240,000
    shares at September 30, 1998
    (liquidation preference -
    $25.00 per share)                                          240
Common stock, $.001 par value;
  authorized - 50,000,000 shares;
  issued and outstanding and
  issuable - 9,603,994 shares at
  December 31, 1997 and 11,603,368
  shares at September 30, 1998                9,604         11,603
Additional paid-in capital               23,413,989     39,746,323
Accumulated deficit during
  development stage                     (23,964,394)   (35,214,377)
                                         ----------     ----------
  Total stockholders' equity
    (deficiency)                           (540,801)     4,543,789

Less:  Deferred compensation             (1,307,186)    (1,858,567)
       Stock notes receivable                             (560,000)
                                         ----------     ----------
  Net stockholders' equity
    (deficiency)                         (1,847,987)     2,125,222
                                         ----------     ----------
  Total liabilities and
    stockholders' equity
    (deficiency)                         $1,003,853     $3,680,506
                                         ==========     ==========

See accompanying notes to consolidated financial statements.

                  You Bet International, Inc. and Subsidiaries
                         (a Development Stage Company)
                Consolidated Statements of Operations (Unaudited)
                 Three Months Ended September 30, 1997 and 1998

                                  1997          1998
                                  ----          ----
Revenues                       $             $   76,382
                               ----------    ----------

Costs and expenses:
  Network operations              167,786       404,798
  Research and development        296,497       348,667
  Sales and marketing             143,218       499,587
  General and administrative
    (Note 3)                      512,613       818,612
  Depreciation and
    amortization                   79,631        86,192
  Non-cash compensation
    (Note 5)                    1,169,196       707,283
                               ----------    ----------
  Total costs and expenses      2,368,941     2,865,139
                               ----------    ----------

Other income (expense):
  Interest expense               (198,289)      (79,116)
  Amortization of deferred
    financing costs (Note 4)                    (64,242)
  Fair value of warrants
    issued for financing
    costs (Note 5)             (2,800,220)     (161,962)
  Interest income                     477        48,608
  Consulting revenues               2,025
  Other                              (130)       (9,557)
                               ----------    ----------
  Total other expense, net     (2,996,137)     (266,269)

Loss before provision
  for state income taxes       (5,365,078)   (3,055,026)
Provision for state
  income taxes                     (2,400)
                               ----------    ----------
Net loss                      $(5,367,478)  $(3,055,026)
                               ==========    ==========

Net loss per common share          $(0.84)       $(0.28)
                               ==========    ==========

Weighted average number
  of common shares              6,369,217    11,104,273
                               ==========    ==========

See accompanying notes to consolidated financial statements.

                You Bet International, Inc. and Subsidiaries
                        (a Development Stage Company)
              Consolidated Statements of Operations (Unaudited)
      Nine Months Ended September 30, 1997 and 1998, and 1995 to Date

                                  1997          1998     1995 to Date
                                  ----          ----     ------------
                                                           (Note 1)
Revenues                      $            $     98,407  $     98,407
                              -----------  ------------  ------------

Costs and expenses:
  Network operations              482,603       736,401     1,401,800
  Research and development        961,939       927,202     4,109,536
  Sales and marketing             465,635     1,190,751     2,564,855
  General and administrative
    (Note 3)                    1,288,050     2,044,488     5,483,448
  Depreciation and
    amortization                  230,176       244,325       677,789
  Non-cash compensation
    (Note 5)                    1,220,328     3,452,572     5,769,492
  Release of forfeiture
    restrictions on common
    stock owned by officers/
    major stockholders                                      7,875,000
                              -----------  ------------  ------------
  Total costs and expenses      4,648,731     8,595,739    27,881,920
                              -----------  ------------  ------------

Other income (expense):
  Interest expense               (323,155)     (322,717)     (761,875)
  Amortization of deferred
    financing costs (Note 4)                   (111,698)     (111,698)
  Discount on conversion of
    bridge loans, accounts
    payable and employee
    deferred salaries into
    common stock and
    warrants (Note 5)                          (841,713)   (1,415,061)
  Fair value of warrants
    issued for financing
    costs (Note 5)             (2,800,220)   (1,405,684)   (5,061,886)
  Interest income                   1,100        49,380       142,727
  Consulting revenues               6,075                     164,602
  Other                            (1,313)     (120,219)      (91,175)
                              -----------  ------------  ------------
  Total other expense, net     (3,117,513)   (2,752,651)   (7,134,366)
                              -----------  ------------  ------------
Loss before provision
  for state income taxes       (7,766,244)  (11,249,983)  (34,917,879)
Provision for state
  income taxes                     (2,400)                    (16,673)
                              -----------  ------------  ------------
Net loss                      $(7,768,644) $(11,249,983) $(34,934,552)
                              ===========  ============  ============

Net loss per common share          $(1.29)       $(1.10)
                               ==========   ===========

Weighted average number
  of common shares              6,020,028    10,196,812
                               ==========   ===========

See accompanying notes to consolidated financial statements.

               You Bet International, Inc. and Subsidiaries
                       (a Development Stage Company)
             Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1997 and 1998, and 1995 to Date

                                   1997         1998      1995 to Date
                                   ----         ----      ------------
                                                            (Note 1)
Increase (Decrease) in Cash
  and Cash Equivalents

Cash flows from operating
  activities:
  Net loss                    $(7,768,644) $(11,249,983)  $(34,934,552)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
    Depreciation and
      amortization                230,176       244,325        677,789
    Amortization of
      deferred financing
      costs                                     111,698        111,698
    Other                                        70,645         70,645
    Reduction of loan from
      settlement agreement                                     (20,000)
    Settlements of accounts
      payable and accrued
      liabilities                 263,127       556,079        836,517
    Non-cash compensation       4,020,548     4,866,969     10,840,091
    Discount on conversion
      of bridge loans,
      accounts payable and
      employee deferred
      salaries into common
      stock and warrants                        841,713      1,415,061
    Release of forfeiture
      restrictions on
      common stock owned
      by officers/major
      stockholders                                           7,875,000
    Changes in operating
      assets and liabilities:
      (Increase) decrease in -
        Receivables                  (675)       (7,992)        15,850
        Prepaid expenses           73,935      (137,213)      (186,528)
        Other current assets                    (12,487)       (16,775)
        Deposits                      734       (19,032)       (72,995)
      Increase (decrease) in -
        Accounts payable           (5,216)     (146,077)       764,201
        Accrued compensation
          and related items       304,473      (402,322)        87,739
        Accrued interest
          payable                  69,780       (94,663)         5,150
        Other accrued
          expenses               (176,081)       17,439        358,547
        State income taxes
          payable                  (2,020)       (6,400)          (800)
                               ----------   -----------    -----------
Net cash used in operating
  activities                   (2,989,863)   (5,367,301)   (12,173,362)
                               ----------   -----------    -----------

                                    (continued)

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
           Consolidated Statements of Cash Flows (Unaudited) (continued)
          Nine Months Ended September 30, 1997 and 1998, and 1995 to Date

                                   1997         1998      1995 to Date
                                   ----         ----      ------------
                                                            (Note 1)
Increase (Decrease) in Cash
  and Cash Equivalents

Cash flows from investing
  activities:
  Purchases of property
    and equipment                 (81,881)     (188,462)    (1,191,980)
                               ----------   -----------    -----------
Net cash used in investing
  activities                      (81,881)     (188,462)    (1,191,980)
                               ----------   -----------    -----------

Cash flows from financing
  activities:
  Proceeds from lease
    financing                     150,261                      150,261
  Proceeds from sale of
    securities, net of
    offering costs              1,208,411     5,143,954     10,498,449
  Proceeds from advances
    and bridge loans -
    Related parties               379,000       888,875      2,218,862
    Unrelated parties           1,450,000     1,190,000      2,505,000
  Repayments of advances -
    Related parties              (104,000)      (23,875)      (127,875)
    Unrelated parties             (40,000)      (30,000)      (135,000)
  Payments on
    capitalized lease
    obligations                   (58,795)      (54,533)      (188,279)
  Increase in deferred
    financing costs                             (96,000)       (96,000)
  Proceeds from exercise
    of stock options and
    warrants                                  1,030,000      1,030,000
                               ----------   -----------    -----------
Net cash provided by
  financing activities          2,984,877     8,048,421     15,855,418
                               ----------   -----------    -----------

Cash and cash equivalents:
  Net increase (decrease)         (86,867)    2,492,658      2,490,076
  At beginning of period           87,318        52,895         55,477
                               ----------   -----------    -----------
  At end of period             $      451   $ 2,545,553    $ 2,545,553
                               ==========   ===========    ===========

            See accompanying notes to consolidated financial statements.

                    You Bet International, Inc. and Subsidiaries
                           (a Development Stage Company)
               Notes to Consolidated Financial Statements (Unaudited)
                   Nine Months Ended September 30, 1997 and 1998


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

Business -

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to consumers is The You Bet Racing Network, a horse racing network broadcast over the Company's secure closed-loop network.

Development Stage -

As of September 30, 1998, the Company is considered to be a development stage entity, as it had not realized significant revenues from planned principal operations. During 1995, the Company shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which the Company became a development stage company. Accordingly, the Company has provided cumulative consolidated statements of operations and consolidated statements of cash flows for the period from January 1, 1995 through September 30, 1998.

Going Concern -

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses, has periodically experienced significant continuing liquidity problems from late 1996 through mid-1998, and has financed its operations during such period from the sale of its securities and short-term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. During June and July 1998, the Company completed the sale of $6,000,000 of preferred stock that provided net proceeds of approximately $5,144,000 (Note 5). However, the proceeds from this financing are not expected to be sufficient to support the continuing development and expansion of the Company's operations until revenues reach the level necessary to fund operations. The Company is currently attempting to sell an additional $4,000,000 of preferred stock, but there can be no assurances that the Company will be successful in this regard. As a result of the sale of preferred stock (Note 5) and the conversion of advances and bridge loans into common stock during the nine months ended September 30, 1998 (Note 4), the Company had net working capital of $1,323,383 at September 30, 1998, as compared to a working capital deficit of $2,739,184 at December
31, 1997. The advances and bridge loans were utilized to fund the Company's operations.

During the year ended December 31, 1997 and the nine months ended September 30, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the exercise of stock options and warrants, and the private placement of its common stock, preferred stock and stock purchase warrants, which aggregated approximately $3,903,000 and $8,199,000, respectively, to fund its operating requirements during such periods. During the nine months ended September 30, 1998, the Company received net advances of $560,000 and bridge financing of $1,465,000, as well as the net proceeds from the preferred stock financing of $5,144,000, to fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000. The Company is continuing to evaluate various opportunities to raise additional capital during the remainder of 1998 and 1999, which includes the sale of the additional $4,000,000 of preferred stock discussed above.

The Company is dependent on the proceeds from the previously described financing activities for the continuation of its marketing efforts related to The You Bet Racing Network, as well as for the continuation and expansion of the Company's development activities. The Company expects that its cash on hand at September 30, 1998 will be sufficient to fund operating and capital expenditures at least through early 1999. However, there can be no assurances that the Company will be able to complete such additional debt or equity financings as may be required to fund the Company's operations on a timely basis and/or under acceptable terms and conditions.

The Company's need for financing during 1999 and subsequently will vary based upon a number of factors, some of which are outside the control of the Company. These factors include the scope of the Company's development and marketing efforts, consumer reaction/acceptance and the development of operating revenues, the time and cost to develop and commercialize additional applications, competition from similar wagering systems and from competing interactive gaming/leisure time systems and activities, and potential political and legal issues.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation -

The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three months and nine months ended September 30, 1997 and 1998, and the cash flows for the nine months ended September 30, 1997 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Loss Per Share -

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants, convertible notes and preferred stock. In accordance with SFAS No. 128, all prior periods presented have been restated to conform to the new presentation.

As of September 30, 1998, potential dilutive securities representing 12,097,168 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 1,906,442 outstanding stock options, 7,790,726 outstanding common stock purchase warrants, and 240,000 shares of preferred stock convertible into 2,400,000 shares of common stock. Basic and diluted earnings per share are the same for all periods presented.

During the three months and nine months ended September 30, 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions, and were excluded from the calculation of net loss per share in 1997. The forfeiture provisions were released effective December 31, 1997, in exchange for the return to the Company and cancellation of 750,000 of such shares.

2.  Restructuring of Capital Leases

Effective March 31, 1998, the Company restructured a capital lease obligation aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor. The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000. The effective interest rate on the restructured lease agreement is approximately 41% per annum. In conjunction with the restructuring of this capital lease, during the nine months ended September 30, 1998, the Company recorded a charge to operations of $64,750 for the write-off of lease deposits of $53,963 and lease prepayments of $10,787 relating to the original lease. The Company also recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized to operations through December 31, 1999.

Effective September 1, 1998, the Company restructured a capital lease obligation aggregating $120,286 into a new capital lease bearing interest at approximately 7% per annum. The Company agreed to pay the lessor $21,000, and thirty monthly payments of $4,495 commencing September 15, 1998 under the restructured lease agreement. In conjunction with the restructuring of this capital lease, during the three months and the nine months ended September 30, 1998, the Company recorded a charge to operations of $5,889 for the write-off of lease prepayments relating to the original lease.

3.  Prepaid Expenses

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During April 1998, the consulting firm was issued warrants to purchase an aggregate of 300,000 shares of the Company's common stock valued at $1,444,000 (Note 5).

4.  Advances and Bridge Loans Payable

Advances and bridge loans consisted of the following at December 31, 1997 and September 30, 1998:

                                       Related       Unrelated
                                       Parties        Parties
                                       -------        -------
Advances
--------
Balance, December 31, 1997            $390,000        $

Add:  New loans                        410,000

Less:  Converted into 1998
        bridge financing              (185,000)
                                     ---------        --------
Balance, March 31, 1998                615,000

Add:  New loans                         98,875         105,000

Less:  Repayments                                      (30,000)
                                     ---------        --------
Balance, June 30, 1998                 713,875          75,000

Less:  Repayments                      (23,875)
       Converted into 1998
        bridge financing              (690,000)        (75,000)
                                     ---------        --------
Balance, September 30, 1998          $                $
                                     =========        ========

                                       Related       Unrelated
                                       Parties        Parties
                                       -------        -------
Bridge Loans Payable
--------------------
Balance, December 31, 1997          $               $  300,000

Add:  New loans                                        865,000
      Converted from advances          185,000
                                    ----------      ----------
Balance, March 31, 1998                185,000       1,165,000

Add:  New loans                        380,000         220,000

Less:  Conversion of 1997
        bridge loan into
        common stock and
        warrants                                       (25,000)
                                    ----------      ----------
Balance, June 30, 1998                 565,000       1,360,000

Add:  Converted from advances          690,000          75,000

Less:  Conversion of 1997
        bridge loans into
        common stock and
        warrants                                      (275,000)
       Conversion of 1998
        bridge loans into
        common stock                (1,255,000)     (1,160,000)
                                    ----------      ----------
                                    $               $
                                    ==========      ==========

The 1997 bridge loans were secured by substantially all the assets of the Company, and were due December 1998. The holders of the 1997 bridge loans had the option of converting such loans, including accrued interest, into the lesser of units, consisting of 10,000 shares of common stock and 5,000 Series D warrants, at the rate of $18,750 per unit, or 75% of the next private placement offering price of an offering over $5,000,000. During the nine months ended September 30, 1998, as a result of the completion of the preferred stock financing, the holders of the bridge loans aggregating $300,000 at December 31, 1997 and $275,000 at June 30, 1998, converted such loans, plus accrued interest, at the rate of $1.875 per unit, into common stock and Series D common stock purchase warrants. Accordingly, during the three months ended September 30, 1998, the Company issued 193,965 shares of common stock and 96,983 Series D common stock purchase warrants, and during the nine months ended September 30, 1998, the Company issued 210,232 shares of common stock and 105,117 Series D common stock purchase warrants.

In January 1998, the Company commenced a new bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of the

Company. The Company issued a total of $2,415,000 of bridge notes (including $950,000 converted from advances), of which $1,255,000 were to related parties. At the option of the holder, each note was convertible into the securities of a subsequent private placement (or the equivalent amount of common stock, if such financing was not a common stock financing) at the lower of $2.75 or 80% of the private placement price. During the three months and nine months ended September 30, 1998, as a result of the completion of the preferred stock financing, the holders of the $2,415,000 of bridge notes payable converted such notes, plus accrued interest, at the rate of $2.00 per share, into 1,303,319 shares of common stock, including 683,176 shares allocable to related parties. During the three months and nine months ended September 30, 1998, as a result of the conversion of the 1998 bridge financing into common stock, the Company issued 79,312 Series E common stock purchase warrants, which had an aggregate fair value of $210,915, to certain finders with respect to such bridge financing. These warrants are exercisable at $3.125 per share for a period of three years. Finders fees paid in cash with respect to such bridge notes aggregating $96,000 were recorded as deferred financing costs and were being amortized through the earlier of December 31, 1998 or the conversion of the bridge notes into common stock. Accordingly, the unamortized portion of such deferred financing costs of $56,391 at June 30, 1998 was charged to operations as financing costs during the three months and nine months ended September 30, 1998.

As of June 30, 1998, advances payable totaled $788,875, including $713,875 to related parties, of which $23,875 was repaid during July 1998. The holders of the advances had the right to convert such amounts into the 1998 bridge financing until such time as the bridge notes were either called or repaid. During the three months ended March 31, 1998, $185,000 of advances converted into the 1998 bridge financing, and during July 1998, as a result of the completion of preferred stock financing, the holders of the remaining $765,000 of advances converted into the 1998 bridge financing.

As a result of the previously described conversion discounts, which were part of the initial consideration for such financings, the Company recognized aggregate discounts of $841,713 as a charge to operations for financing costs during the nine months ended September 30, 1998 (Note 5).

5.  Stockholders' Equity (Deficiency)

Issuance of Stock Options -

The Company accounts for stock options issued to employees under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized, except when the exercise price is less than fair market value. The Company accounts for stock options and warrants issued to non-employees pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires that non-cash compensation be recognized over the expected period of benefit. Under SFAS 123, the fair value of stock options and warrants, calculated according to the Black-Scholes pricing model, is charged to operations, generally over the vesting period.

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

On April 21, 1998, the Company issued a stock option to the non-employee director of the Company at that time under the 1995 Stock Option Plan for Non-Employee Directors to purchase 5,000 shares of common stock at an exercise price of $5.50 per share, the fair market value on the date of grant. The stock option was fully vested upon issuance, and is exercisable for a period of ten years. The fair value of the stock option of $19,350 was charged to operations during the nine months ended September 30, 1998.

On April 22, 1998, the Company issued a stock option to an employee under the 1995 Stock Option Plan to purchase 10,000 shares of common stock at $5.50 per share, the fair market value on the date of grant. The stock option vests in four equal annual installments, and is exercisable for a period of 10 years.

On May 1, 1998, the Company issued a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1995 Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years. The Company has recorded a charge to deferred compensation of $323,438 to reflect the difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share. The Company is amortizing this amount to operations over the four year period beginning May 1, 1998.

During July 1998, the Company issued various stock options under the 1998 Stock Option Plan, as follows:

(1) The Company issued stock options to three employees to purchase 3,000 shares of common stock at an exercise price of $5.50 per share, the fair market value on the date of grant, which vest in equal annual installments over four years. The stock options are exercisable for a period of 10 years.

(2) The Company issued a stock option to a consultant to purchase 15,000 shares of common stock at an exercise price of $5.4375 per share, the fair market value on the date of grant. The stock option vests monthly over the one year period beginning July 1998, and is exercisable for a period of 5 years. The fair value of the stock option of $63,150 is being charged to operations over the one year period beginning July 1998.

(3) The Company issued a stock option to a consultant to purchase 4,000 shares of common stock at an exercise price of $2.50 per share.

     The stock option was fully vested upon issuance, and is exercisable for a period of 10 years. The fair value of the stock option of $17,960 was charged to operations during the three months and nine months ended September 30, 1998.

(4) The Company issued a stock option to the Company's legal counsel, in his capacity as Secretary of the Company, to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests monthly over the two year period beginning July 1998, and is exercisable for a period of 10 years. The fair value of the stock option of $179,600 is being charged to operations over the two year period beginning July 1998.

(5) The Company issued stock options to four of the Company's non-employee directors to purchase an aggregate of 160,000 shares of common stock at an exercise price of $2.50 per share. The stock options vest monthly over the one year period beginning July 1998, and are exercisable for a period of 10 years. The fair value of the stock options of $868,800 is being charged to operations over the one year period beginning July 1998.

Issuance of Common Stock -

During the nine months ended September 30, 1998, in conjunction with the restructuring of a capital lease obligation, the Company issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000 (Note 2).

During the nine months ended September 30, 1998, the Company issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469 and charged to operations.

During the three months ended September 30, 1998, the Company issued 193,965 shares of common stock (and 96,983 Series D common stock purchase warrants) in conjunction with the conversion of 1997 bridge financing notes with a principal balance of $275,000 and accrued interest of $88,688. During the nine months ended September 30, 1998, the Company issued 210,232 shares of common stock (and 105,117 Series D common stock purchase warrants) in conjunction with the conversion of 1997 bridge financing notes with a principal balance of $300,000 and accrued interest of $94,188 (see "Issuance of Warrants" below).

During the three months and nine months ended September 30, 1998, the Company issued 1,303,319 shares of common stock in conjunction with the conversion of 1998 bridge financing notes with a principal balance of $2,415,000 and accrued interest of $191,682.

During the nine months ended September 30, 1998, the Company issued 342,000 shares of common stock to three individuals, including one officer, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to the Company of $1,030,000.

During the nine months ended September 30, 1998, the Company issued 11,200 shares of common stock (and 5,600 Series D common stock purchase warrants) in conjunction with the conversion of vendor debt of $28,000 into common stock (see "Issuance of Warrants" below).

During the nine months ended September 30, 1998, the Company issued 110,123 shares of common stock (and 55,063 Series C and 55,063 Series D common stock purchase warrants), including 96,220 shares to two officers/major stockholders, in conjunction with the conversion of employee deferred compensation of $206,483 into common stock (see "Issuance of Warrants" below).

Issuance of Warrants -

During April 1998, the Company issued warrants to a financial and marketing consulting firm to purchase an aggregate of 300,000 shares of common stock, of which 200,000 warrants are exercisable at $3.125 per share and 100,000 warrants are exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through March 2003. The aggregate fair value of the 300,000 warrants of $1,444,000 was recorded as a charge to operations during the six months ended June 30, 1998 and the nine months ended September 30, 1998.

During April 1998, the Company issued a warrant to purchase 25,000 shares of common stock exercisable at $3.00 per share to the Company's Chief Financial Officer at that time for services rendered through June 1998. The warrant is exercisable through April 1999. The fair value of the warrant was approximately $75,000, which was charged to operations during the six months ended June 30, 1998 and the nine months ended September 30, 1998.

During the nine months ended September 30, 1998, the Company issued Series C common stock purchase warrants for 254,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. The Company issued 5,000 warrants to a vendor which deferred an amount due it, 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 177,000 warrants (including 134,000 warrants to related parties) as additional consideration for short-term advances of $440,000, all of which were considered financing costs. The Company also issued 17,530 warrants for legal fees. Aggregate fair value of the warrants issued for financing costs was $1,119,891, which was charged to operations as financing costs during the six months ended June 30, 1998 and the nine months ended September 30, 1998. The warrant issued for legal fees had an aggregate fair value of $100,447, of which $37,668 was charged to operations during the three months ended September 30, 1998 and $62,780 was charged to operations during the nine months ended September 30, 1998. The remaining $37,667 will be charged to operations during the three months ended December 31, 1998.

During the three months and nine months ended September 30, 1998, a Series C common stock purchase warrant for 20,000 shares of common stock, originally issued in 1997, was returned to the Company and cancelled. The fair value of such warrant was $95,200, which was recognized as a credit to operations during the three months and nine months ended September 30, 1998.

During the nine months ended September 30, 1998, the Company issued Series D common stock purchase warrants for 165,780 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through September 2000. The Company issued 105,117 warrants in conjunction with the conversion into common stock of 1997 bridge financing notes with a principal balance of $300,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered financing costs. The aggregate fair value of such warrants of $386,240 was charged to operations as financing costs during the nine months ended September 30, 1998. During the three months ended September 30, 1998, the Company issued 96,983 warrants in conjunction with the conversion into common stock of 1997 bridge financing notes with a principal balance of $275,000. The aggregate fair value of such warrants of $161,962 was charged to operations as financing costs during the three months ended September 30, 1998.

During the nine months ended September 30, 1998, the Company issued Series E common stock purchase warrants to various parties. The Series E common stock purchase warrants are exercisable at $3.125. During April 1998, the Company issued a Series E common stock purchase warrant for 50,000 shares of common stock to a consulting firm exercisable through April 2001. The fair value of the warrant of $251,000 was charged to operations during the nine months ended September 30, 1998. During the July 1998, the Company issued a Series E common stock purchase warrant for 1,000 shares to a placement agency exercisable through July 2001. The fair value of the warrant of $3,440 was charged to operations during the three months and nine months ended September 30, 1998.

During the nine months ended September 30, 1998, in conjunction with the 1997 private placement, the Company issued 8,532 Series E common stock purchase warrants exercisable through June 2001, which had an aggregate fair value of $32,336. During the three months and nine months ended September 30, 1998, in conjunction with the conversion of the 1998 bridge financing into common stock, the Company issued 79,312 Series E common stock purchase warrants exercisable through September 2001, which had an aggregate fair value of $210,915.

Conversion Discount -

As part of the consideration for making the advances and bridge loans described at Note 3, the Company granted the investors the option to convert their bridge loans, including accrued interest, into the securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing is not a common stock financing), at 75% to 80% of the private placement offering price, representing discounts of 20% to 25%. As a result of the sale of preferred stock on June 29, 1998 as described below, the difference between the fair value of the Company's common stock of $2.50 per share on June 29, 1998 (as determined by an investment and merchant banking firm) and the effective conversion rates ranging from $1.875 to $2.00 per share, was recognized as a charge to operations. Accordingly, the Company recorded the aggregate discount of $841,713 as a charge to operations for financing costs during the nine months ended September 30, 1998.

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

The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at September 30, 1998. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value.

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

In conjunction with the Preferred Stock financing, the Company incurred direct costs related to such financing of $360,903, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for $.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The aggregate fair value of such warrants was $401,639. The Company also paid cash finder's fees to other parties aggregating $28,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the three months ended September 30, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its financing requirements and efforts to raise additional financing, its development and marketing efforts, consumer reaction/acceptance to the Company's services, and the development of operating revenues, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended September 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to consumers is The You Bet Racing Network, a horse racing network broadcast over the Company's secure closed-loop network. The Company has incurred substantial software development costs during 1995 through September 30, 1998, which have been charged to operations as research and development costs. Management is of the opinion that technological feasibility of the Company's proprietary software technology had been established during the nine months ended September 30, 1998.

Business Plan:

The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, in 1997, the Company decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy, which management is seeking to implement during 1998 and 1999, is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. In order to do so, the Company has begun to concentrate on marketing to existing horse players during the initial phase of operations. By being the first to deliver an interactive product, the Company believes that it will fill a significant market need and establish itself as the leading brand in the horse racing industry. Marketing activities will then be expanded to focus on a variety of additional potential users, including sports gamblers and casino and lottery customers. The Company then intends to move its products into the mainstream online community through a mass marketing campaign.

Liquidity and Capital Resources - September 30, 1998:

The Company has had recurring losses, has periodically experienced significant continuing liquidity problems from late 1996 through mid-1998, and has financed its operations during such period from the sale of its securities and short-term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. During June and July 1998, the Company completed the sale of $6,000,000 of preferred stock that provided net proceeds of approximately $5,144,000, as described below. However, the proceeds from this financing are not expected to be sufficient to support the continuing development and expansion of the Company's operations until revenues reach the level necessary to fund operations. The Company is currently attempting to sell an additional $4,000,000 of preferred stock, but there can be no assurances that the Company will be successful in this regard. As a result of the sale of preferred stock and the conversion of advances and bridge loans into common stock during the nine months ended September 30, 1998, the Company had net working capital of $1,323,383 at September 30, 1998, as compared to a working capital deficit of $2,739,184 at December 31, 1997. The advances and bridge loans were utilized to fund the Company's operations.

During the year ended December 31, 1997 and the nine months ended September 30, 1998, the Company relied on the proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the exercise of stock options and warrants, and the private placement of its common stock, preferred stock and stock purchase warrants, which aggregated approximately $3,903,000 and $8,199,000, respectively, to fund its operating requirements during such periods. During the nine months ended September 30, 1998, the Company received net advances of $560,000 and bridge financing of $1,465,000, as well as the net proceeds from the preferred stock financing of $5,144,000, to fund its estimated 1998 cash requirements of $7,000,000, which includes estimated discretionary costs related to marketing and promotion activities of $2,000,000. The Company is continuing to evaluate various opportunities to raise additional capital during the remainder of 1998 and 1999, which includes the sale of the additional $4,000,000 of preferred stock discussed above.

The Company is dependent on the proceeds from the previously described financing efforts for the continuation of its marketing efforts related to The You Bet Racing Network, as well as for the continuation and expansion of the Company's development activities. The Company expects that its cash on hand at September 30, 1998 will be sufficient to fund operating and capital expenditures at least through early 1999. However, there can be no assurances that the Company will be able to complete such additional debt or equity financings as may be required to fund the Company's operations on a timely basis and/or under acceptable terms and conditions.

The Company's need for financing during 1999 and subsequently will vary based upon a number of factors, some of which are outside the control of the Company. These factors include the scope of the Company's development and marketing efforts, consumer reaction/acceptance and the development of operating revenues, the time and cost to develop and commercialize additional applications, competition from similar wagering systems and from competing interactive gaming/leisure time systems and activities, and potential political and legal issues.

During the nine months ended September 30, 1998, the Company's operations used $5,367,301 of cash, as compared to using $2,989,863 of cash during the nine months ended September 30, 1997, reflecting a general increase in all levels of activity as the Company completed the development of The You Bet Racing Network and commenced commercial marketing activities.

During the nine months ended September 30, 1998, cash flows used in investing activities aggregated $188,462 for purchases of property and equipment. In addition, effective March 31, 1998, in conjunction with the restructuring of a capital lease obligation, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor.

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

The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at September 30, 1998. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value.

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

In conjunction with the Preferred Stock financing, the Company incurred direct costs related to such financing of $360,903, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for $.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The aggregate fair value of such warrants was $401,639. The Company also paid cash finder's fees to other parties aggregating $28,500.

The Company does not currently have any existing capital expenditure commitments. However, subject to the continuing development of The You Bet Racing Network and the availability of sufficient capital resources, the Company's business plan includes a capital expenditure of approximately $2,000,000 during 1999 in order to expand the Company's facilities to support the anticipated increase in activity on The You Bet Racing Network.

Consolidated Results of Operations:

Three Months Ended September 30, 1997 and 1998 -

Network operations increased by $237,012 or 141.3%, to $404,798 in 1998, as compared to $167,786 in 1997, reflecting the expansion of operations of The You Bet Racing Network.

Research and development costs increased by $52,170 or 17.6%, to $348,667 in 1998, as compared to $296,497 in 1997, reflecting the continuing development of The You Bet Racing Network.

Sales and marketing expense increased by $356,369 or 248.8%, to $499,587 in 1998, as compared to $143,218 in 1997, reflecting the expansion of the Company's marketing activities with respect to The You Bet Racing Network.

General and administrative expenses increased by $305,999 or 59.7%, to $818,612 in 1998, as compared to $512,613 in 1997, reflecting an increase in personnel related costs, legal and accounting fees, and general operating activities, and the implementation of an expanded stockholder relations program, as described below.

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during the remainder of 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During the three months ended September 30, 1998, the Company charged approximately $189,000 to operations for this program.

The Company is continuing development efforts with respect to The You Bet Racing Network, including the recruiting and hiring of management and entering into agreements with strategic partners.

Interest expense decreased by $119,173 or 60.1%, to $79,116 in 1998, as compared to $198,289 in 1997, as a result of the conversion of advances and bridge loans into common stock during the three months ended September 30, 1998.

The Company records the fair value of various stock options and warrants issued for services rendered and as financing costs as a charge to operations. During the three months ended September 30, 1998, the Company incurred non-cash expenses related to the issuance of stock options and warrants of $869,245, including $480,948 for stock options issued in 1998 to non-officer directors, employees and consultants at less than fair market value. The recognition of these expenses did not have any effect on working capital, net stockholders' equity (deficiency) or cash flows.

Nine Months Ended September 30, 1997 and 1998 -

Network operations increased by $253,798 or 52.6%, to $736,401 in 1998, as compared to $482,603 in 1997, reflecting the expansion of operations of The You Bet Racing Network.

Research and development costs decreased by $34,737 or 3.6%, to $927,202 in 1998, as compared to $961,939 in 1997, reflecting the Company's reallocation of resources to its marketing programs.

Sales and marketing expenses increased by $725,116 or 155.7%, to $1,190,751 in 1998, as compared to $465,635 in 1997, reflecting the expansion of the Company's marketing activities with respect to The You Bet Racing Network.

General and administrative expenses increased by $756,438 or 58.7%, to $2,044,488 in 1998, as compared to $1,288,050 in 1997, reflecting an increase in personnel related costs, legal and accounting fees, and general operating activities, and the implementation of an expanded stockholder relations program, as described below.

During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals. This program is designed to continue during the remainder of 1998 and 1999, and requires that the Company make advance payments to the consulting firm to fund the program's costs and expenses. During the nine months ended September 30, 1998, the Company charged approximately $453,000 to operations for this program.

The Company is continuing development efforts with respect to The You Bet Racing Network, including the recruiting and hiring of management and entering into agreements with strategic partners.

Interest expense did not change significantly, from $322,717 in 1998, as compared to $323,155 in 1997, primarily as a result of advances and bridge loans being outstanding during both such periods. The Company expects that interest expense will decrease significantly subsequent to September 30, 1998, as a result of the conversion of advances and bridge loans into common stock during the three months ended September 30, 1998.

The Company records the fair value of various stock options and warrants issued for services rendered and as financing costs as a charge to operations. During the nine months ended September 30, 1998, the Company incurred non-cash expenses related to the issuance of stock options and warrants of $4,858,256, including $900,944 for stock options issued in 1998 to non-officer directors, employees and consultants at less than fair market value. The Company also incurred non-cash expenses related to the discount on conversion of various obligations into common stock and warrants of $841,713. The recognition of these expenses did not have any effect on working capital, net stockholders' equity (deficiency) or cash flows. The Company does not expect that these types of costs will continue at these levels in the future. However, approximately $1,859,000 of deferred compensation at September 30, 1998 will be recognized as non-cash compensation, primarily during the remainder of 1998 and during 1999, which is expected to provide commensurate benefit during such periods.

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

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) Equity securities of the registrant sold by the registrant during the three months ended September 30, 1998 that were not registered under the Securities Act of 1933, as amended, other than unregistered sales made in reliance on Regulation S, were as follows:

During the three months ended September 30, 1998, the Company issued 1,303,319 shares of common stock in conjunction with the conversion of 1998 bridge financing notes with a principal balance of $2,415,000 and accrued interest of $191,682. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended September 30, 1998, the Company issued 193,965 shares of common stock (and 96,983 Series D common stock purchase warrants) in conjunction with the conversion of 1997 bridge financing notes with a principal balance of $275,000 and accrued interest of $88,688 into common stock. The shares of common stock were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During July 1998, the Company issued various stock options under the 1998 Stock Option Plan, as follows:

(1) The Company issued stock options to three employees to purchase 3,000 shares of common stock at an exercise price of $5.50 per share, the fair market value on the date of grant, which vest in equal annual installments over four years. The stock options are exercisable for a period of 10 years.

(2) The Company issued a stock option to a consultant to purchase 15,000 shares of common stock at an exercise price of $5.4375 per share, the fair market value on the date of grant. The stock option vests monthly over the one year period beginning July 1998, and is exercisable for a period of 5 years.

(3) The Company issued a stock option to a consultant to purchase 4,000 shares of common stock at an exercise price of $2.50 per share. The stock option was fully vested upon issuance, and is exercisable for a period of 10 years.

(4) The Company issued a stock option to the Company's legal counsel, in his capacity as Secretary of the Company, to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests monthly over the two year period beginning July 1998, and is exercisable for a period of 10 years.

(5) The Company issued stock options to four of the Company's non-employee directors to purchase an aggregate of 160,000 shares of common stock at an exercise price of $2.50 per share. The stock options vest monthly over the one year period beginning July 1998, and are exercisable for a period of 10 years.

All such stock options were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended September 30, 1998, the Company issued Series D common stock purchase warrants for 96,983 shares of common stock to various parties in conjunction with the conversion of 1997 bridge financing notes into common stock, as described above, which were considered financing costs. The Series D common stock purchase warrants are exercisable at $5.25 per share through September 2000. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

During the three months ended September 30, 1998, the Company issued Series E common stock purchase warrants for 80,312 shares of common stock to various parties, primarily as finders fees with respect to the conversion of 1998 bridge financing notes into common stock. The Series E common stock purchase warrants are exercisable at $3.125 per share through September 2001. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

On June 29, 1998, the Company entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold 200,000 shares of Series A Senior Convertible Preferred Stock (the "Preferred Stock") for a cash purchase price of $25.00 per share, resulting in gross proceeds to the Company of $5,000,000. On July 31, 1998, the Company sold an additional 20,000 shares of Preferred Stock under the same terms and conditions for gross proceeds of $500,000. The Preferred Stock was sold as a private placement pursuant to Regulation D of
Section 4(2) of the Securities Act of 1933, as amended.

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

In conjunction the Preferred Stock financing, the Company incurred direct costs related to such financing of $360,903, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm has the right to acquire warrants to purchase 72,498 shares of common stock for $.0625 per warrant, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient. The Company also paid cash finder's fees to other parties aggregating $28,500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K - Three Months Ended September 30, 1998:

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


                                        YOU BET INTERNATIONAL, INC.
                                        ---------------------------
                                                (Registrant)




Date:  November 10, 1998            By:  /s/ ROBERT M. FELL
                                        ---------------------------
                                        Robert M. Fell
                                        Chief Executive Officer
                                        (Duly Authorized Officer)




Date:  November 10, 1998            By:  /s/ PHILLIP HERMANN
                                        ---------------------------
                                        Phillip Hermann
                                        Executive Vice President
                                          and Chief Financial Officer
                                        (Principal Financial Officer)