Form 10KSB40
period 1998-12-31
YOUBET COM INC
filed 1999-04-09
CIK 814055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 33-13789LA
                            ------------------------

                                YOUBET.COM, INC.
                     (formerly You Bet International, Inc.)

                 (Name of small business issuer in its charter)

                  DELAWARE                             95-4627253
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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for the fiscal year ended December 31, 1998 were $263,793.

    The aggregate market value of the issuer's common stock held by non-affiliates of Youbet.com as of March 25, 1999, computed by reference to the average of the closing bid and ask prices on March 25, 1999, of $11.75 and $10.75, respectively, was approximately $112,224,000.

    As of March 25, 1999, the issuer had 14,309,731 shares of common stock issued and outstanding.

    Documents incorporated by reference: None.

    Transitional Small Business Disclosure Format: Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning Youbet.com's expectations regarding its financing requirements and efforts to raise additional financing, its development and marketing efforts, consumer reaction/ acceptance to Youbet.com's services, and the development of operating revenues, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Youbet.com intends to establish itself as the leading global brand name for online live event wagering. Wagering on live events, such as horse track racing, car racing, soccer, football, etc, is a large industry. Youbet.com has initially focused its efforts primarily on the United States horse track racing industry and believes that its principal product, the You Bet Network, is currently the only legal system available for online wagering in the United States.

    Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communications technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

    Youbet.com's initial product, the You Bet Network, is a PC-based system which allows a subscriber to transmit information and thereby facilitate wagers. YOUBET.COM DOES NOT ACTUALLY ACCEPT OR PLACE ANY WAGERS. Wagers are placed only by a state licensed account wagering facility. Youbet.com currently has an account wagering agreement with Mountain Laurel Racing, Inc., and Washington Trotting Association Inc., both of which are subsidiaries of Ladbroke USA ("Ladbroke"), which facilitates wagers through pari-mutuel wagering pools at the respective horse tracks.

INDUSTRY BACKGROUND

WORLDWIDE WAGERING

    Youbet.com believes that wagering on most forms of live sporting events is legal in most parts of Europe, Asia, Australia and Latin America. Youbet.com believes there is substantial wagering worldwide of which in 1997, $639 billion was wagered in the United States. The amount wagered on horse track racing, which is Youbet.com's initial target market is also substantially larger overseas, with Japan and Hong Kong bettors in particular wagering per capita amounts significantly greater than in the United States. In 1997, of an estimated $100 billion wagered on horse track racing worldwide, approximately $15.4 billion was wagered in the United States.

    Sports wagering includes not only horse track wagering, but sporting events such as football, basketball, baseball, hockey, soccer, boxing, golf, car racing, dog track racing and jai alai to name a few. Aside from horse track racing, dog track racing and jai alai, in the United States other sports wagering is currently legal only in the State of Nevada. Legal wagering on sporting events in the United States is estimated in 1997 to have exceeded $20.4 billion and illegal domestic sports event wagering is estimated to have exceeded $100 billion. Overseas legal and illegal sports event wagering are estimated to be significantly greater than wagering in the United States.

    Sports wagering worldwide consists of a mixture of fixed-odds wagering and pari-mutuel wagering (see box below). Pari-mutuel wagering is the dominant form of legal sports wagering in the United States and most other countries. In certain countries such as the United Kingdom, fixed-odds wagering is offered by licensed book-makers and is the dominant form of wagering.

            PARI-MUTUEL WAGERING                            FIXED-ODDS WAGERING

No risk of loss to the house--Pari-mutuel      Possible loss to the house--Fixed odds
wagering allows bettors to wager against one   wagering allows bettors to wager against the
another, with a single entity or "house"       entity holding the pool of wagers or "house".
holding the pool of wagers and distributing    The house sets ratios of possible winnings on
it back to the winners. There is no risk of    various wagers based on an educated guess as
loss to the house because the house retains a  to the likely outcome of the event. The
percentage fee from the total amount wagered   amount paid into the pool in excess of the
in the pool prior to paying out the remaining  amount paid out is the house fee. There is a
amount of the pool to the winners.             risk of loss to the house if winnings paid
                                               out are greater than the total amount paid
                                               into the pool.

    HORSE TRACK RACING OVERVIEW

    Worldwide horse track wagering in 1997 exceeded $100 billion, 85% of which came from Japan, Australia, Hong Kong, France, Great Britain and the United States. In the United States, handicappers (horse track racing fans) wagered approximately $15.4 billion on horse races in 1997.

    UNITED STATES HORSE TRACK RACING MARKET

    While many people associate horse track racing with horse track betting, in 1997 more than 77% of United States horse track wagering came from off-track betting. This movement to off-track betting began after off-track betting was introduced in the 1970s. During the past 15 years, off-track betting has grown by more than 600% in the United States and wagering on domestic horse track racing owes its current growth principally to off-track sources. Off-track wagering currently includes inter-track simulcasts, off-track betting facilities, telephone account wagering and with the introduction of the You Bet Network, online wagering. This dramatic shift from on-track to off-track betting was driven by the public's' desire to have convenient access to racing, the racing industry's ability to provide a service that met this need and the legalization of a system called "account wagering".

    Account wagering is accomplished by establishing an account with a state licensed account wagering entity and depositing funds into that account for purposes of wagering. Once these funds have cleared, the bettor is free to use the funds and any resulting winnings for wagering. Many entities in the United States and worldwide are in the business of establishing such accounts and placing wagers at the request of bettors.

    In the United States, 42 states have pari-mutuel wagering of some kind. Eight of these 42 states have statutes which specifically provide for account wagering, and five of these eight states allow out-of-state bettors with accounts at licensed wagering facilities within any of these five states to wager on any track carried by the account wagering facility.

    It is under this current structure that interstate account wagering has been operated in the United States for more than two decades by many large licensed account wagering entities such as Ladbroke. For example, account wagering allows a customer physically located in Virginia (where pari-mutuel wagering on horse racing is legal) to place a wager at Ladbroke in Pennsylvania (which permits interstate account wagering on pari-mutuel horse track racing) on a race run in Maryland (where horse track racing and pari-mutuel wagering also are legal).

THE INTERNET AS A NEW ENTERTAINMENT AND COMMERCE MEDIUM

    The Internet has become an important medium for communication, news, entertainment and commerce. As a result, it is experiencing rapidly increasing public awareness, substantial growth and acceptance on a global scale. A 1998 report issued by the United States Department of Commerce estimated that the number of Internet users worldwide is expected to increase from approximately 100 million at year end 1997 to over 320 million by the year 2002. The same report projects even higher growth rates for traffic and electronic commerce; estimating that traffic is doubling approximately every 100 days. Electronic commerce is expected to increase from an estimated $8.6 billion in 1998 to approximately $23.3 billion in 2001. This growth is being enabled by rapid technological advances such as the installation of more secure networks, the introduction of better and higher performance Internet access options and the improvement of PCs, as well as the increased penetration of PCs in both the home and the workplace.

    One of the fundamental growth drivers of the Internet is its ability to deliver information in ways that are not possible using traditional media sources such as broadcast or print media. Unlike these traditional sources the Internet is capable of combining textual, graphical, streamed audio and streamed video formats in a dynamic, interactive and real-time environment. This has created new programming and content delivery opportunities that are not only capturing the interest of the general public but also shifting user preferences away from traditional news and entertainment sources.

    A second fundamental growth driver of the Internet is the fact that it is rapidly becoming a powerful and credible new commerce channel. To this end the Internet has already significantly impacted consumers and businesses transactions in a broad range of industries including financial services, particularly online securities trading and numerous consumer product sectors. Individuals are showing increasingly strong preferences to consummate transactions online rather than via traditional means such as over the phone or in person. Drivers of this trend include the perception that online purchasing systems are simple, fast, secure, convenient, often able to offer goods at lower prices and an unmatched source for information which can be used to make complex purchasing or transaction decisions.

THE ONLINE WAGERING OPPORTUNITY

    Youbet.com believes that horse track racing fans enjoy the sport not only because it is entertaining to watch but also because wagering adds significant excitement to the experience. Online communication provides convenience and has the opportunity to seamlessly integrate the viewing and transaction processing aspects of wagering in one medium. Youbet.com believes this will significantly enhance the entertainment value of online based horse track racing systems as compared to the traditional on-track and off-track systems that are in use today. Youbet.com also believes that online solutions are likely to appeal to both new fans and the most serious handicappers for a number of reasons including the following:

    - HANDICAPPERS ARE ALREADY HEAVY PC USERS. According to a study commissioned by Youbet.com in 1996 by Yankelovich Partners, a leading consumer and market research firm, 69% of the core group of 4.8 million highly active handicappers in the United States had access to a computer, 37% used an online service and 14% used a computer to access handicapping information. These findings are significant because they indicate that PC and online service usage among handicappers was significantly greater than the general United States population even as early as 1996. Moreover, Youbet.com believes the fact that 14% of handicappers were already using their computers to access horse track racing information is an indicator of the high likelihood that handicappers will be interested in utilizing advanced online wagering and information systems.

    - OFF TRACK WAGERING IS THE NORM. Since the introduction of simulcasting in 1978 and the passage of the Interstate Horse Wagering Act, horse track wagering has migrated away from the horse track. In 1997, for example, 77% of all horse track racing wagers originated from off-track wagering facilities.

      Handicappers prefer to place wagers at either remote sites or by phone because it is more convenient. This trend is expected to continue for the foreseeable future.

    - HANDICAPPERS VALUE EFFICIENT EXECUTION. Fast execution of wagers as close to race start times as possible is imperative because it allows handicappers to place wagers based on the most up-to-date information. Consequently, systems that facilitate fast execution are of significant value to handicappers.

    - HANDICAPPERS WANT ENTERTAINMENT AND VARIETY. The widespread popularity of closed circuit television coverage of horse tracks at both on-track and off-track wagering facilities is a strong indicator of the high entertainment value that handicappers associate with watching horse track racing. It is also important to note that one of the main benefits of multiple television coverage is the ability to watch and wager on races from a wide variety of horse tracks from a single location.

    - HANDICAPPERS NEED DATA. The ability to interpret a wide range of both historical and current data about jockeys, horses, weather, the condition of the horse tracks and many other factors improves the handicapper's chance of winning. Consequently, handicappers, especially those with experience, will go to great lengths to acquire the most up-to-date data and will routinely draw from a wide variety of sources.

    - WORLDWIDE ONLINE WAGERING LAWS. Youbet.com believes many countries have or are in the process of enacting laws and procedures for operating online wagering systems. Youbet.com believes that many horse track racing fans would be interested, particularly if these online systems are perceived as reliable and legal, to view and wager on international horse track racing and sporting events.

    Due to these primary factors, Youbet.com believes that online communication is an ideal medium for live event wagering offering significant enhancements relative to traditional choices. Current off-track options available to handicappers, while significantly more convenient than physically going to a particular horse track, are still very inefficient and not well integrated. For example, handicappers spend a significant amount of time collecting and organizing handicapping information from a broad range of sources. Once this step is accomplished they must either travel to a horse track or off-track wagering facility to watch races. Handicappers have the option of placing wagers at the horse track, at off-track facilities or via phone but must often wait in lines or on the telephone to actually place wagers. Youbet.com believes an online system able to integrate the features of gathering handicapping information, providing live event audio and video feeds and automating the wagering process will be of great value to handicappers and could significantly enhance their enjoyment and ultimately draw new fans to the sport as well. Youbet.com also believes that the fans of many other live event wagering events will be attracted to online systems with the same basic features, but customized in terms of content and performance.

THE YOUBET.COM SOLUTION

    Youbet.com believes that the You Bet Network is the nation's first interactive online horse track racing and wagering service. It enables handicappers who installed Youbet.com's proprietary software to use their PC and a standard online connection, to view horse track racing events, access a comprehensive database of handicapping information and place wagers directly through a state licensed wagering facility. The You Bet Network is completely interactive and provides a real-time environment.

    Horse track wagering, as an industry, has evolved from predominantly on-track based to off-track betting and telephone wagering. Youbet.com believes that its service is not only unique but also has the potential to revolutionize how handicappers and enthusiasts wager and watch horse track racing events by offering significant advantages over traditional on-track and off-track options. Moreover, the underlying technology of the You Bet Network has been designed to be highly flexible and able to fully leverage the broad access and information distribution capabilities of an online environment. Youbet.com's technology enables it to continue to add features to its network, to rapidly expand from its current coverage of United

States based horse track racing to the much larger international markets and into other live event wagering markets such as the United Kingdom and Japan. Key benefits of the Youbet.com solution include:

    - CONVENIENCE, EASE OF USE. The You Bet Network is the only single source provider of online live coverage of horse track racing events and comprehensive handicapping information. Youbet.com provides this service through an intuitive, easy-to-use PC based system in which users can access the You Bet Network using a standard modem connection from home, the office or virtually any location where a computer has online access and it is legal to wager.

    - EFFICIENT EXECUTION. The You Bet Network is able to be electronically tied to licensed gaming agencies and is substantially faster and more efficient than traditional on-track or off-track systems. Using the You Bet Network, handicappers can place wagers and receive confirmation in as little as three seconds, thus completely eliminating the hassle of waiting in lines to place wagers or the frequent and frustrating delays associated with phone-based systems. This faster and more efficient execution feature not only gives handicappers the option to make more wagers but is also critically important because it allows one to wait until the last possible moment and to make use of the most recently available information before making a wager. The You Bet Network also offers an important back-end benefit because it automatically updates the user's account balances immediately after final race results are posted. The handicappers receive two important benefits from this feature. First, the handicappers always know their account balance. And second, they always have access to their full account balance when making future wagers.

    - THE INFORMATION EDGE. Youbet.com believes that its system provides handicappers with comprehensive and easy to use handicapping information for the United States horse track racing industry. Youbet.com provides real time information such as horse track conditions and jockey changes and up to the minute odds on all wagers including exotic wagers such as exactas, trifectas and quinellas. Youbet.com has also established relationships with a broad range of information providers such as Equibase and the Daily Racing Form. Youbet.com uses proprietary software to package this information so that it is always available and easy for the handicapper to use right on his or her PC.

    - ENTERTAINMENT VALUE. Youbet.com believes that it provides a broad range of users, from the most sophisticated handicapper to beginners, with a fun, entertaining and feature rich wagering experience. Youbet.com believes its ability to seamlessly combine broadcast-quality graphics, live audio and video feeds, a broad range of tools to view handicapping information and analyze wagering odds as well as extensive handicapping information in an easy and flexible browser based interface is the key to providing this high degree of entertainment value. Youbet.com currently provides this information on a real time basis for 24 horse tracks, and is actively expanding its relationship with new horse tracks.

    - BENEFITS TO HORSE TRACKS AND WAGERING FACILITIES. Youbet.com believes that the You Bet Network will increase the number of handicappers involved in wagering on horse track races and therefore prove beneficial to and grow the horse track racing industry as a whole. When a subscriber places a wager which is facilitated by the You Bet Network, that wager is aggregated into the total pari-mutuel pool of wagers at each respective horse track. The horse track receives a percentage of this wager and the licensed account wagering facility also receives a percentage of this wager as a commission. Youbet.com receives a fee from the licensed account wagering facility expressed as a percentage of the licensed wagering facility's commissions. Therefore, as Youbet.com grows the number of subscribers, the industry as a whole should benefit.

YOUBET.COM'S STRATEGY

    Youbet.com's strategy is to make Youbet.com the leading global brand name for online live event wagering. It intends to do this by accomplishing the following goals:

    - MAKE WAGERING CONVENIENT. Youbet.com believes that wagering on live events is an exciting activity which appeals to bettors of widely varying sophistication. By making wagering more convenient for all types of bettors, Youbet.com hopes to increase the number of off-track bettors using the You Bet Network and also increase the overall number of bettors. For example, Youbet.com intends to make wagering easier for sophisticated bettors by providing, in one easy-to-access and highly flexible format, all the data and analytical tools that existing bettors routinely assemble manually from a variety of sources. Newcomers to the sport are assisted by tutorials and introductory tools, together with a friendly and dedicated customer support staff. And, for all bettors, convenience and immediacy is greatly enhanced by allowing these activities to take place in familiar locations such as the home or office as opposed to the horse track, off- track betting locations or other simulcast venues.

    - INCREASE WAGERING OPPORTUNITIES. Live event wagering, like other forms of gaming, is most enjoyable when there is a wide variety of wagering options available, and when the stream of wagering decisions and wagering outcomes is as full as possible. Online communications technology allows players to make more wagers on more events in a given time period than is possible through any other live event wagering alternative. For example, patrons at a horse track are limited to the races offered at that horse track only (or to the limited simulcast selection offered in addition). This provides fewer wagering opportunities. The You Bet Network, which offers racing content from 24 horse tracks (and growing), provides as many as 32 races per hour, thus affording subscribers more opportunities than are available via any other method. Online technology also allows the execution of wagers to happen much faster than in person or over the phone (a very important advantage), and wins are instantly credited to the bettors account and available to be wagered again. Finally, in addition to the numbers of races, online technology allows for a greater ease of wagering (including exotic wagers such as exactas, trifectas and quinellas) than can be accomplished by other means.

    - MAKE WAGERING ACCESSIBLE TO A BROADER AUDIENCE. Youbet.com expects that the convenience of in-home wagering will encourage the new bettor to become more active. In addition, Youbet.com believes that its marketing activities will attract consumers who have rarely or never wagered and that its easy-to-use product will allow them to realize the fun of wagering with a minimum of difficulty or intimidation. In this way, Youbet.com hopes to expand the total wagering activity in the events it presents by lowering the challenges to participation by newcomers.

    - SIGNIFICANTLY INCREASE EXPENDITURES ON MARKETING TO MAKE THE YOUBET.COM BRAND NAME AND THE YOU BET NETWORK UBIQUITOUS.Although Youbet.com's competitors, domestic and overseas, may have greater financial resources, Youbet.com believes that it has a lead time advantage. Youbet.com intends to capitalize on that lead time by significantly increasing expenditures on domestic and international marketing to add as many subscribers as possible as rapidly as possible. Youbet.com believes that a large base of satisfied subscribers should present a significant challenge for new entrants to overcome. Youbet.com's ultimate goal is for the name "Youbet.com" to become the household name for live event online wagering, so that a consumer's first instinct when deciding to wager online is to do so through Youbet.com.

    - PURSUE INTERNATIONAL MARKETS AGGRESSIVELY. While Youbet.com intends to fully exploit the opportunities available to it in the United States, foreign markets represent a much more significant opportunity due to, the relative size of wagering in these markets, cultural or other factors resulting in a higher propensity to wager in some foreign markets, and regulatory structures in certain foreign countries which facilitate online wagering. Youbet.com will devote a significant portion of its resources in the near term to establishing a presence in key international markets by entering into arrangements with joint venture partners in countries with a significant sports wagering market.

    - BUILD STRATEGIC RELATIONSHIPS. Youbet.com believes that it can enter into mutually beneficial agreements with other companies and organizations, and it will pursue relationships selectively. Youbet.com will most likely pursue those relationships in areas outside its core technical, regulatory or geographic competencies. In particular, Youbet.com expects to develop such relationships in international wagering markets.

    - EXPLOIT DEVELOPMENTS IN TECHNOLOGY. Youbet.com's strategy is based upon being the first to bring a new technology in online communications to the horse track racing market. Youbet.com will continue to enhance and improve its existing products and technologies, and will carefully monitor developments in technology and will adopt any new technologies which will make online live event wagering easier, faster and more entertaining.

THE YOU BET NETWORK

    In July 1998, the You Bet Network became fully operational. The You Bet Network had undergone an extensive six month system-wide test ending in December 1997, and was launched in limited release in January 1998. The limited release, with more than 400 subscribers, consisted mainly of computer-literate handicappers, along with a small section of non-racing participants and was intended to further research system features and functionality, as well as to study marketing issues, such as pricing and packaging.

    AVAILABILITY OF THE YOU BET NETWORK

    The You Bet Network is normally available to subscribers 24 hours a day, seven days a week and offers subscribers support 14 hours a day, seven days a week. Live horse track racing is available on the You Bet Network approximately 10-14 hours per day, depending on which horse tracks are running on a particular day. Access to handicapping information such as past performances, is available 24 hours a day and the availability to place wagers is subject to the actual horse tracks' time schedule of accepting wagers. If for any reason the You Bet Network is unavailable for a particular race or for any other reason whatsoever, Youbet.com subscribers can place wagers over the telephone by calling Ladbroke directly via a toll free number.

    SETTING UP A YOU BET NETWORK ACCOUNT

    To subscribe to the You Bet Network, a potential subscriber contacts Youbet.com, either on its web site or its toll free number, opens an account and chooses a payment method for charges to the account. This account is used for the monthly subscription fee and for the purchasing of handicapping information. In order to access the You Bet Network, a subscriber must install CD-ROM software which Youbet.com provides at no additional charge. (Youbet.com anticipates providing this software from its web site in the near future.) Once the subscriber installs the software and activates the service, the subscriber has access to simulcasts from the horse tracks and handicapping information. Since YOUBET.COM DOES NOT ACTUALLY TAKE OR PLACE ANY WAGERS, wagering through the You Bet Network requires that a subscriber open a separate wagering account with a licensed wagering entity, currently Ladbroke.

    SETTING UP A WAGERING ACCOUNT

    In order to set up a wagering account, Ladbroke requires that new subscribers provide a drivers license number, social security number, proof of age and state of residence. Once this information is verified by Ladbroke, funds can be transferred by the subscriber into his or her wagering account. Several fund transfer methods are available to fund a subscriber's account. From this wagering account the subscriber can have wagers facilitated by the You Bet Network, the telephone or an off-track betting facility owned by Ladbroke.

    FEATURES OF THE YOU BET NETWORK

    The You Bet Network is provided through a secure, proprietary, closed-loop private online network which a subscriber can access via his or her Internet service provider. The high performance level of the You Bet Network in terms of audio, video, transaction processing and information delivery, improved reliability, and higher levels of security are made possible by the installation of Youbet.com's proprietary software. Specific features of the You Bet Network include:

    - Wagering directly into horse track pools;

    - Immediate access to wager results, payouts and account status;

    - 24 horse tracks to chose from, many running simultaneously;

    - Ability to play multiple horse tracks simultaneously;

    - Up-to-the-minute odds, probable payouts and late changes on the horse track;

    - Access to a vast database of handicapping and past performance information;

    - Live audio and video feed from the horse tracks or any other programming;

    - Official programs and data on past performances including races, tracks, jockeys and horses;

    - Simple graphical user interfaces which simulate wagering at the horse track;

    - Summary of previous wagers placed by the subscriber and previous wagering results; and

    - Sophisticated encryption technology.

    Youbet.com, with Ladbroke, continue to negotiate contracts with numerous horse tracks and content and information providers to allow additional features and content to be added to the You Bet Network.

    HOW A WAGER IS FACILITATED BY THE YOU BET NETWORK

    Subscribers can use the You Bet Network to facilitate wagers, using the system's icon-driven menus to fill out an electronic wagering information ticket similar to a wagering ticket at a horse track. The wager is then transmitted electronically to Ladbroke, Youbet.com's licensed account wagering provider. Ladbroke debits the subscriber's account, places the wager at the host horse track and sends an electronic confirmation to the subscriber through the You Bet Network. This entire process usually takes less than three seconds. The subsequent adjustment to the subscriber's account for winnings and losses also usually takes less than three seconds after official winnings are posted at the horse track.

    CUSTOMER SERVICE FOR THE YOU BET NETWORK

    Youbet.com maintains and provides a high level of customer service and support for its subscribers. Customer service representatives are available from 7:00 a.m. to 9:00 p.m. Pacific Standard Time, seven days a week, to provide assistance via email or toll free number. Customer service representatives can handle all questions relating to the You Bet Network, including how to install Youbet.com's software, how to place a wager and how to find desired features or information on the You Bet Network. Customer service will also process a subscriber's credit card information over the telephone to initially set up an account. Customer service hours have been set by Youbet.com according to the hours when it is likely that online activity will take place. To date, Youbet.com has had no significant customer service issues and intends to continue to devote the resources necessary to maintain this high level of customer service.

    PRICING FOR THE YOU BET NETWORK

    Beginning in February 1999, Youbet.com implemented a monthly service subscription fee for access to the You Bet Network which is currently $5.95. This fee does not include the extra charges applicable for value added features and additional handicapping information such as past performances, tip sheets and horse track racing analysis which are billed separately on a monthly basis. New subscribers currently may access the You Bet Network for an initial one month free trial period.

    REVENUE SOURCES FROM THE YOU BET NETWORK

    Pari-mutuel operators typically take a percentage as a commission prior to distributing payoffs to the winners. Pari-mutuel operators such as Ladbroke also bring additional wagers into a horse track pool from off-track sources. Youbet.com receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who have wagers placed through Ladbroke. This fee includes not only a percentage of net commissions for wagers facilitated by the You Bet Network, but also each wager by a Youbet.com subscriber which is placed by phone with Ladbroke. These commissions comprise Youbet.com's primary revenue stream. Additional revenues are generated from monthly subscription fees, the sale of information products and other value added services such as past performances of various tracks, jockeys or horses.

    Youbet.com expects to continue to derive a majority of its future revenues through commissions from amounts wagered with licensed wagering facilities through the You Bet Network. However, Youbet.com anticipates that additional revenue will be generated from sources such as, advertising on the You Bet Network, including web banners, and advertising on the live simulcasts as well as sales of other sports information and sports and logo merchandise. Youbet.com intends, as part of its marketing plan, to extensively expand advertising on the You Bet Network once its subscriber base reaches a certain threshold.

YOUBET.COM INTERNATIONAL INITIATIVES

    Youbet.com is currently engaged in discussions with several large, overseas companies with the objective of expanding the You Bet Network to include foreign handicappers and enabling Youbet.com's subscribers to place wagers on world class racing from foreign racing centers. Youbet.com's overseas strategy envisions providing Youbet.com's technology and experience in developing the You Bet Network to overseas partners who will develop the physical network facilities under joint venture agreements. These joint ventures will develop local networks as turn-key operations that can easily be replicated throughout the world in countries with significant sports wagering markets. As in its operation in the United States, Youbet.com does not plan to actually accept wagers or take the risks associated therewith. Instead, the overseas networks will enter into agreements with licensed wagering entities, for the actual processing of each wager. Additionally, while wagering on horse track racing is the only service currently offered by the You Bet Network, Youbet.com's overseas networks may also include other types of sports wagering.

WAGERING SYSTEMS DEVELOPMENT EXPERIENCE

    Youbet.com's predecessor, PC Totes, Inc. had more than eight years of experience developing computer-based wagering systems, including development of a PC-based "totalisator" system to operate and process all wagering at horse and dog tracks at the time of its merger into Youbet.com. To Youbet.com's knowledge, this was the first PC-based totalisator system to be operated by horse and dog tracks.

MARKETING AND PROMOTION

    In December 1998, the National Thoroughbred Racing Association, or NTRA, published horse track racing customer market research. The NTRA identified a U.S. thoroughbred racing wagering population of 10 million, who wagered $15.5 billion legally in 1998.

    TARGET MARKETS

    Youbet.com has stratified the market into two distinct betting groups, as follows:

    - EXISTING BETTOR This type represents the "expert," "above average" and "average" handicapper. The existing player is a regular bettor, who currently uses remote betting facilities, often plays casino games and follows sports.

    - NEW BETTOR This type of bettor represents the mainstream online service users who are sports fans, players of online "fantasy sports," and day traders, but who do not presently wager on horse track racing. Youbet.com will target on-line financial, business, sports, and gaming communities in order to reach this player. Youbet.com believes that the new bettor represents an extremely large market.

    MARKETING STRATEGY

    Existing bettors require less time to learn to use the You Bet Network and provide a very profitable segment of players. The existing bettor is likely to be targeted by competitors. New bettors will need more education regarding horse track racing, but represent a larger market and possibly even greater revenues.

    Youbet.com intends to attract the existing bettor with superior information and technology as well as value-added promotions such as complementary monthly service charges. Youbet.com also believes that significant wagering activity can be produced by existing and new bettors who may be significant gamblers or have strong interest in the sports field, but who have not traditionally been large players due to a perceived lack of time and convenience regarding horse track wagering. The convenience and ease of use of the You Bet Network, as well as the immediate excitement of online wagering and wagering results will be heavily marketed to attract these new players. The Youbet.com brand will also be heavily marketed to these two market segments to distinguish Youbet.com from its future competitors and to create brand awareness, sampling of the You Bet Network and loyalty.

    DISTRIBUTION

    Sales strategies are concentrated on direct mail campaigns, online marketing (banners ads, co-marketing ventures, etc.), print advertising, on-track promotion and bundling with software products and print media.

    Youbet.com's website is a primary marketing vehicle and sales driver. In addition, Youbet.com has entered into strategic relationships with mainstream and niche online services to enhance its marketing and distribution efforts.

    INTERNATIONAL MARKETING

    As Youbet.com expands and develops wagering networks overseas, additional marketing strategies will be implemented to target the players wagering on horse track racing in their respected countries as well as bettors who may be interested in wagering on Youbet.com's other live sports wagering products which will be developed by country, as appropriate.

STRATEGIC RELATIONSHIPS

    Youbet.com has domestic agreements with Ladbroke, one of the world's largest licensed account wagering entities, Equibase, the industry's leading source of racing information, Thoroughbred Sports Network, a leading Internet-based publisher of horse track racing information, The United States Trotting Association, the industry's leading source of standardbred racing information and Netixs Communications, one of the leading Internet providers of networking services.

    LADBROKE

    In June 1997, Youbet.com entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both of which are subsidiaries of Ladbroke USA (collectively, "Ladbroke"), which expires in November 2002. Under the agreement, Youbet.com provides Ladbroke with an interactive graphics interface to the You Bet Network through which Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke.

    Ladbroke provides simulcast signals and pari-mutuel wagering from 32 horse track racing venues throughout the United States, including most major horse tracks. Since 1983, Ladbroke has offered telephone wagering through Ladbroke's Call-A-Bet System, one of the nation's largest account wagering systems. Youbet.com's agreement with Ladbroke enables Youbet.com's subscribers to place wagers through Ladbroke's Call-A-Bet System. The agreement also provides for Youbet.com to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication.

    Ladbroke is a subsidiary of Ladbroke USA, a subsidiary of the worldwide gaming and hospitality leader Ladbroke Group PLC. Ladbroke consists of the Meadows horse track in Pennsylvania and six offtrack wagering facilities, all in the state of Pennsylvania. Ladbroke USA owns and operates Golden Gate Fields in California. Ladbroke Group PLC is a multi-national publicly traded corporation headquartered in the United Kingdom, that owns and operates more than 2,000 wagering shops in the United Kingdom, and is the world's largest operator of horse track racing and sports wagering properties. In addition, Ladbroke Group PLC owns Hilton International, which controls more than 160 hotels and casinos in 50 countries and Ladbroke is the second largest hotel operator in the United Kingdom and recently acquired the Stakis Hotel and Casino Group.

    Youbet.com's agreement with Ladbroke expires in November 2002, and provides that through June, 1999, subject to certain exceptions, Ladbroke will be the exclusive horse track wagering facility used by Youbet.com and Youbet.com will be the exclusive interactive computer-based audio/video telecommunications facilitator used by Ladbroke. This relationship becomes non-exclusive in June 1999. However, if Youbet.com enters into an arrangement with another account wagering facility which is more favorable to such account wagering facility than Youbet.com's agreement with Ladbroke on an overall basis, Ladbroke is entitled to receive the benefit of such arrangement.

    OTHER STRATEGIC RELATIONSHIPS

    In March 1996, Equibase Company signed a five-year license agreement, terminable upon 30 days written notice, with Youbet.com which allows Youbet.com to produce products and services from Equibase's data and sell programs, past performances and a wide variety of horse track racing information products to Youbet.com's subscribers. Equibase is the official "thoroughbred industry owned" database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of North America. The agreement provides that Youbet.com will pay Equibase fees for individual product sales subject to a minimum monthly fee.

    In September 1997, Thoroughbred Sports Network, Inc., TSN, entered into a five-year, marketing and distribution agreement, terminable upon 90 days written notice, with Youbet.com, which allows Youbet.com to provide its subscribers with access to a wide variety of handicapping past performance and sports information products. The agreement provides that Youbet.com will pay TSN a percentage of the set price per download for each information product sold. TSN is the leading Internet-based publisher of horse track racing information products, specializing in value-added handicapping services and daily reports, designed especially for the avid handicapper.

    In March 1998, the United States Trotting Association, USTA, entered into an agreement with Youbet.com, terminable upon 30 days written notice, to provide past performance information related to horse track racing. Youbet.com agrees to pay a monthly minimum fee as well as a separate fee for each downloaded horse track program. The USTA is now in its sixtieth year of operations promoting the standardbred breed of horses.

    In March 1999, Netixs Communications entered into a two-year agreement with Youbet.com to provide online network services that will deliver video, audio and data to subscribers of the You Bet Network. The agreement provides that Youbet.com will pay per an agreed fee on a monthly basis for use of Netixs' network services. Netixs provides a high-speed fully redundant, nationwide loop with DS-3 to OC-48 architecture and dedicated MAN rings (metropolitan area network). Netixs functions as the primary network provider for Youbet.com.

COMPETITION

    The online and interactive wagering market is new and rapidly changing. Youbet.com anticipates that competition will become more intense and that new companies will enter the market. Worldwide, several Internet and interactive ventures of various kinds have been announced. Youbet.com expects to compete with these entities, as well as other established gaming companies, which may enter the interactive pari-mutuel gaming market. Presently, Youbet.com has focused its efforts primarily on the United States horse track racing industry and believes that its principal product, the You Bet Network, is currently the only legal system available for online wagering in the United States.

    Youbet.com believes that its principal domestic competitor in the interactive pari-mutuel gaming market is the Television Games Network, which is owned by TV Guide, Inc. The Television Games Network, yet to be nationally launched, is a 24-hour national racing channel for distribution over cable and DirecTV, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. The system has undergone limited testing in Kentucky and has been available to the public in limited release since November 1998. The Televison Games Network has announced that it has formed exclusive relationships with a number of major United States horse tracks. Further expansion of the Televison Games Network's exclusive relationships may make it difficult for Youbet.com to obtain racing audio and video content to supply the You Bet Network. If such exclusive relationships account for a significant number of horse tracks, the Televison Games Network may be able to secure additional horse tracks on more favorable terms than Youbet.com.

    Youbet.com believes that potential new competitors, include large interactive and online software companies, media companies and gaming companies, which may increase their focus on the interactive wagering market. Competition for the You Bet Network is influenced by the timing of competitive product releases and the similarity of such products to those of Youbet.com, which may result in significant price competition or reduced profit margins.

    Youbet.com also anticipates that significant overseas competition will emerge. This may eventually result in additional competition as these overseas competitors expand into the United States or as Youbet.com expands internationally. Specifically, several well-capitalized Australian media companies and gaming companies are already developing Internet wagering systems.

GOVERNMENT REGULATION AND LEGISLATION

    Gaming activities are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. These changes may impact the operations of Youbet.com in a materially adverse way. To the extent that Youbet.com's facilities are used by subscribers to place intrastate or interstate wagers or Youbet.com receives commissions from such wagers, various statutes and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for the You Bet Network.

    All 50 states currently have statutes or regulations restricting gaming activities, and three states have no gaming at all. In most states it is illegal for anyone either to accept or make a wager, with specific state-by-state statutory exceptions. The Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. Certain legislation is currently being considered in Congress and individual states in this regard. In addition, the United States Justice Department is in the process of taking action against selected companies that it deems to be operating without proper licensing and regulatory approval.

    Youbet.com believes that its activities conform to those gaming laws and regulations as currently applied which are applicable to its activities. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. Youbet.com faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with Youbet.com's interpretation of the applicable laws. Because there is little guiding authority, there is a risk that Youbet.com could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties.

    In 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate (but ultimately not enacted) would have prohibited on-line and Internet gaming with specified exceptions, including exceptions for certain horse race wagering and certain "closed-loop" on-line systems. However, the latter exceptions were narrow and this 1998 bill, had it been enacted, would have had a material adverse effect on Youbet.com's business. Other on-line and Internet gaming bills have been considered in recent years in both the Senate and the House of Representatives. Senator Kyl has reintroduced a new version of his on-line and Internet Gambling Prohibition Act of 1999. This 1999 Kyl bill (S. 692) contains more broadly drafted exceptions than the 1998 Kyl bill and, if it were enacted in the form in which it was introduced on March 23, 1999, Youbet.com does not believe that the bill would have a material adverse effect on Youbet.com's business. However, a proposal such as the 1998 Kyl bill could emerge again in Congress; many states are considering Internet gaming legislation and regulations which may or may not contain exceptions that would permit Youbet.com's business to continue in such states; and the National Gambling Impact Study Commission or other legislative or regulatory bodies may reach influential anti-gaming conclusions which could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on Youbet.com's business.

    Youbet.com intends to comply with all applicable laws and regulations including the proposed Kyl bill, if enacted. Youbet.com has designated executive officers to oversee its legal compliance efforts in the United States and abroad. Such officers, where appropriate, will consult with Youbet.com's counsel and others regarding Youbet.com's activities and will monitor proposed regulations and legislation that would affect Youbet.com's business.

    International expansion of the You Bet Network may be subject to regulation in those countries in which it is made available. Youbet.com believes that it can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering, such as Canada, Mexico, the United Kingdom, Australia, and Hong Kong. However, Youbet.com may not be able to obtain the approvals necessary to market its services in such jurisdictions.

INTELLECTUAL PROPERTY

    In developing the You Bet Network, Youbet.com has acquired and developed software technologies which it believes give it a technological advantage over potential competitors. Although Youbet.com's software and technology is not currently protected by patents or copyrights, Youbet.com believes that its proprietary software could take time for a competitor to replicate. Youbet.com also draws from an experienced team of software professionals with years in the pari-mutuel wagering business. Among the technology which Youbet.com believes potential competitors will find difficult to replicate or acquire, are the following:

    - A proprietary network design capable of handling the extreme peak loads of interactive wagering;

    - A national multicast network allowing for reliable and economical delivery of audio, video, and information updates to a virtually unlimited audience;

    - Open architecture design capable of handling multi-currency and multi-lingual games, including horse track racing and other high-level participation games; and

    - Proprietary encryption and security technologies and techniques.

EMPLOYEES

    As of March 25, 1999, Youbet.com had 57 employees. Youbet.com has never had a work stoppage, and no employees are represented by a union. Youbet.com considers its relations with its employees to be good. Youbet.com believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel. Competition for qualified personnel in Youbet.com's industry is intense, particularly for software development and other technical staff and there can be no assurance that Youbet.com will be successful in retaining a sufficient numbers of qualified personnel to conduct its business in the future.

ITEM 2.   DESCRIPTION OF PROPERTY

    Youbet.com's executive and operating offices occupy 9,600 square feet and are located at 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California, under a lease that expires October 31, 1999. The lease payment is $19,037 per month. Youbet.com is exploring alternatives to expand its current space or to secure a larger location. Youbet.com expects that suitable additional space will be available on commercially reasonable terms. Youbet.com does not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

    Youbet.com may from time to time become a party to various legal proceedings arising in the ordinary course of business. Youbet.com is not currently subject to any material legal proceedings. However, there can be no assurance that Youbet.com will not be a party to legal proceedings at some future date.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Youbet.com's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Youbet.com, Inc. is traded on the over-the-counter bulletin board under the symbol "UBET". The following table sets forth the range of reported closing bid prices of Youbet.com's common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online.

FISCAL YEAR ENDED DECEMBER 31, 1998                                             HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
Three months ended--
March 31, 1998..............................................................  $    5.25  $    3.87
June 30, 1998...............................................................       7.37       5.25
September 30, 1998..........................................................       6.50       3.12
December 31, 1998...........................................................       6.50       3.06

FISCAL YEAR ENDED DECEMBER 31, 1997:
----------------------------------------------------------------------------
Three months ended--
March 31, 1997..............................................................  $    5.75  $    3.00
June 30, 1997...............................................................       5.00       1.00
September 30, 1997..........................................................       4.75       3.25
December 31, 1997...........................................................       5.75       2.50

January 1, 1999 through March 25, 1999......................................  $   20.50  $    6.38

    As of March 25, 1999, Youbet.com had 375 shareholders of record with respect to Youbet.com's common stock and 20 shareholders of record with respect to Youbet.com's Series A Convertible Preferred Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

    Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Youbet.com has never declared or paid any dividends on its common stock. Youbet.com intends to retain any future earnings for use in the operation and expansion of its business. Consequently, Youbet.com does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. Furthermore, under the terms of the 11% Senior Convertible Discount Notes, Youbet.com may not declare or pay dividends and the ability to do so in the future may be further limited by the terms of any then-existing credit facilities which may contain covenants restricting the payment of cash dividends.

    The holders of Series A Convertible Preferred Stock are not entitled to dividends unless dividends are paid on the common stock, in which case the Series A Convertible Preferred Stock will receive dividends at the same rate payable on the common stock on the basis of the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible. The holders of Series A Convertible Preferred Stock vote together with the holders of common stock, on the basis of the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible, on all matters presented to the stockholders of Youbet.com to vote. The Series A Convertible Preferred Stock will vote separately as a class on matters which affect its rights and preferences.

RECENT SALES OF UNREGISTERED SECURITIES.

    In March 1998, in conjunction with the restructuring of a capital lease obligation, Youbet.com issued 20,000 shares of common stock to a lessor with an approximate fair market value of $79,000.

    In May 1998, Youbet.com issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469.

    In June and July 1998, Youbet.com issued 1,513,551 shares of common stock (and 105,117 Series D common stock purchase warrants exercisable at $5.25 per share) to the bridge noteholders in conjunction with the conversion of bridge financing notes with a principal balance of $2,715,000 and accrued interest of $285,870.

    In June 1998, Youbet.com issued 11,200 shares of common stock (and 5,600 Series D common stock purchase warrants exercisable at $5.25 per share) in conjunction with the conversion of vendor debt of $28,000 into common stock.

    In December 1998, Youbet.com entered into a stock subscription agreements with foreign investors for the sale of 800,000 shares of common stock for $2,000,000. Youbet.com received the proceeds during January and February 1999. The finder received 40,000 Series C common stock purchase warrants exercisable at $2.50 per share for gross proceeds of $2,000,000.

    In March 1998, Youbet.com issued warrants to a financial and marketing consulting firm to purchase an aggregate of 300,000 shares of common stock, of which 200,000 warrants are exercisable at $3.125 per share and 100,000 warrants are exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through March 2003. The 300,000 warrants were valued at $1,444,000.

    In April 1998, Youbet.com issued warrants to purchase 25,000 shares of common stock exercisable at $3.00 per share to Youbet.com's Chief Financial Officer at that time for services rendered during 1998. The warrants are exercisable through April 1999. The fair value of the warrants are approximately $75,000. The warrant have been exercised.

    In June 1998, Youbet.com issued Series C common stock purchase warrants for 254,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. Youbet.com issued 5,000 warrants to a vendor which deferred an amount due it, 55,063 warrants (including 48,110 warrants to David M. Marshall and Russell M.
Fine) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 177,000 warrants (including 134,000 warrants to related parties) as additional consideration for short-term advances of $440,000, all of which were considered financing costs. Youbet.com also issued 17,530 warrants for legal fees. The warrants issued for financing costs were valued at $1,019,444. The warrant issued for legal fees were valued at $100,447.

    In June and July 1998, Youbet.com issued Series D common stock purchase warrants in conjunction with 165,780 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through September 2000. Youbet.com issued 105,117 warrants in conjunction with the conversion into common stock of 1997 bridge financing notes with a principal balance of $300,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants (including 48,110 warrants to David M. Marshall and Russell M. Fine) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered financing costs. The warrants were valued at $386,240.

    In April 1998, Youbet.com issued a Series E common stock purchase warrant for 50,000 shares of common stock to a consulting firm exercisable through April 2001. The warrants were valued at $251,000.

    In September 1998, in conjunction with the 1997 private placement and the conversion of the 1998 bridge financing into common stock, Youbet.com issued 87,844 Series E common stock purchase warrants to the finder exercisable through 2001. The warrants were valued at $243,251.

    In February 1998, Youbet.com issued options to purchase 500,000 shares of common stock at $2.50 per share of such amount, 205,000 options were issued to officers. Such options were fully vested upon issuance, but are not exercisable until February 1999, and expire on February 6, 2003. Youbet.com valued the aggregate difference between the fair market value of Youbet.com's common stock on the issuance date and the $2.50 exercise price at $828,151.

    In February and July 1998, stock options were granted to employees to purchase 13,000 shares of common stock at $5.50 per share, the fair value on the date of grant. These options vest over four years and are exercisable for a period of ten years.

    In November 1998, stock options were granted to employees to purchase 15,600 shares of common stock at $4.00 per share, the fair value at the date of the grant. These options vest over 4 years and are exercisable for a period of five years.

    In July 1998, stock options were granted to non-employees to purchase 224,000 shares of common stock (165,000 to directors), 204,000 shares at $2.50 per share, and 20,000 shares averaging $5.46 per share, the fair value at the date of grant. The director options generally vest over one year and the other options generally vest over one to two years. The options were valued at $1,148,860 ($888,150 allocated to the director options).

    In January 1998, Youbet.com commenced a bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of Youbet.com and an option to convert into securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing did not consist of common stock), at 75% to 80% of the private placement offering price. Youbet.com issued a total of $2,415,000 of bridge notes of which $1,247,000 were issued to related parties. In July 1998, as a result of the sale of Series A Convertible Preferred Stock, the holders of the bridge notes payable converted such notes into 1,303,319 shares of common stock.

    In June 1998, David M. Marshall converted $104,773 of his employee deferred compensation into 55,879 shares of common stock (and 27,939 Series C and 27,939 Series D common stock purchase warrants) at $1.875 per share as part of a company wide deferred salary conversion program.

    In June 1998, Russell M. Fine converted $75,640 of his employee deferred compensation into 40,341 shares of common stock (and 20,171 Series C and 20,171 Series D common stock purchase warrants) at $1.875 per share as part of a company wide deferred salary conversion program.

    In June 1998 Youbet.com entered into a Stock Purchase Agreement with certain investors. Pursuant to this agreement, in June, July and December 1998 Youbet.com sold 200,000 shares, 20,000 shares and 22,500 shares, respectively, of Series A Convertible Preferred Stock for $25.00 per share. During December 1998, 155,390 shares of Series A Convertible Preferred Stock were converted into 1,553,900 shares of common stock.

    In June, 1998, Youbet.com entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,200,000 shares of Youbet.com's common stock (the "Fell Warrant"). The fair value of this warrant was $2,112,000. The purchase price for the Series A Convertible Preferred Stock acquired by the Fell Trust was $25.00 per share, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price for the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share.

The Fell Warrant is exercisable one-sixth commencing on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The Fell Warrant also provides that, with certain exceptions, the common stock received upon the exercise of the Fell Warrant may not be sold until one year following the date the shares were first able to be purchased. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Series A Convertible Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December the Series A Convertible Preferred Stock was converted into common stock and remained subject to the pledge.

    In April 1999, Youbet.com consummated a private placement of $45,500,000 principal amount of its 11% Senior Convertible Discount Notes due 2004 to a group of institutional investors. The 11% Senior Convertible Discount Notes were issued and sold pursuant to note purchase agreements which provided for an aggregate purchase price of $36,728,510. The 11% Senior Convertible Discount Notes bear interest on the purchase price at the rate of 11% per annum, which for the first two years is added to principal to yield the face principal amount of $45,500,000. Thereafter, interest is paid in cash semi-annually in April and October of each year, until April 2004, when all principal and accrued interest is due and payable. The principal amount of the 11% Senior Convertible Discount Notes together with any accrued and unpaid interest, is convertible into Youbet.com common stock at a price of $10.00 per share. The conversion price will be reset on the earlier to occur of (1) Youbet.com issuing common stock or securities convertible or exchangeable into common stock for aggregate gross proceeds of at least $15,000,000, or (2) April 2000. The reset conversion price in the case of the former event will be the lesser of $10.00 per share or the lowest price at which Youbet.com issues and sells common stock or securities convertible or exchangeable into common stock between April 1999 and the reset date. The reset conversion price in the case of the latter event will be the lesser of $10.00 per share or the average daily closing price of Youbet.com common stock for the ten trading days prior to the reset date, but not below $5.00 per share.

    The note purchase agreements also require Youbet.com to use its best efforts to file, have declared effective by the Securities and Exchange Commission and keep effective for a period of up to five years a registration statement with respect to all of the shares of common stock into which the 11% Senior Convertible Discount Notes may be converted (approximately 4,550,000 shares at the present conversion rate, assuming conversion on April 5, 2001). If Youbet.com fails to do so it shall pay to each holder for each 30-day period or portion thereof that a registration statement is not effective, (1) a cash payment equal to 3% of the principal amount of 11% Senior Convertible Discount Notes held by such holder, and (2) for each share of common stock held by such holder which was acquired upon conversion of the 11% Senior Convertible Discount Notes, a cash payment equal to 3% of the principal amount of the 11% Senior Convertible Discount Notes from which such common stock was converted, up to a maximum penalty of 18% of the face principal amount of the 11% Senior Convertible Discount Notes. The purchasers of the 11% Senior Convertible Discount Notes are subject to lock-up periods of not more than 180 days following the date of this prospectus or any subsequent prospectus.

    Additional stock options were granted to the officers and directors as provided in ITEM 10 EXECUTIVE COMPENSATION--Option Grants in 1998.

    Certain warrants issued by Youbet.com have or may have various registration rights with respect to the warrants or shares of common stock issuable on exercise of such warrants. Youbet.com has not registered any of the warrants or such shares of common stock. In March 1999, Youbet.com sent a proposal to holders of approximately 6,100,000 warrants, certain of which warrants have or may have certain registration rights. Among other things, the proposal requested a release of claims, if any, which may arise from such warrants and shares of common stock not having been registered in consideration of Youbet.com's agreeing to register such shares of common stock in 1999 and 2000. As of April 8, 1999, the holders of an aggregate of 4,968,651 warrants (81%) have accepted such proposal and executed such releases.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

    Youbet.com intends to establish itself as the leading global brand name for online live event wagering. Youbet.com has initially focused its efforts primarily on the United States horse track racing industry and believes that its principal product, the You Bet Network, is currently the only legal system available for online wagering in the United States. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

    Youbet.com's initial product, the You Bet Network, is a PC-based system which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. Youbet.com also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently Ladbroke. Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charges a monthly subscription fee, currently $5.95 per month. Second, it receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

    Since mid-1995, Youbet.com has been engaged in developing the You Bet Network, its first service being offered to subscribers. Youbet.com has incurred substantial software development costs since inception, which have been charged to operations as research and development costs. Management believes that the technological feasibility of Youbet.com's proprietary software technology was established during the year ended December 31, 1998.

    As of December 31, 1998 Youbet.com was considered to be a development stage entity as it had not realized a significant amount of revenues from planned principal operations. During 1995, Youbet.com shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which Youbet.com became a development stage company.

    Youbet.com has expanded its operations in recent years and has grown from 38 employees at December 31, 1996 and 1997 to 51 employees at December 31, 1998. Youbet.com expects to add additional personnel in the United States and plans to commence operations and add personnel internationally as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, Youbet.com expects to incur significant losses at least through 1999.

    Youbet.com has incurred significant losses since inception, and as of December 31, 1998 had an accumulated net loss of $37,546,000. Included in this accumulated deficit is $20,940,000 in non-cash expenses related to the recording of the fair value of warrants and stock options charged to operations over the period of benefit, discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. The recognition of these expenses did not affect working capital, net stockholders' equity (deficiency) or cash flows. The remaining deferred compensation at December 31, 1998 of $1,161,000 is expected to be amortized as compensation during 1999 ($930,000) and subsequent years. Youbet.com does not expect that these types of costs will continue at the previous levels.

    On January 22, 1999 Youbet.com became the successor to You Bet International, Inc. through a merger transaction. The subsidiaries of You Bet International, Inc. (You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation) were also merged into Youbet.com.

    On December 6, 1995, Continental Embassy Acquisition, Inc. ("CEA"), which was organized in the State of Utah in 1987 for the purpose of raising capital and acquiring a suitable business opportunity through a merger with, or acquisition of, a private business enterprise, acquired 100% of the outstanding capital stock of You Bet!, Inc., a Delaware corporation (formerly know as PC Totes, Inc.), in exchange for the issuance of 5,800,000 shares of common stock, including 5,710,000 shares of common stock to David M. Marshall and Russell M. Fine (who were the founders of Youbet.com's predecessor entity), their nominees and a stockholder related to one of the officers. Concurrent with this transaction, CEA reincorporated in the State of Delaware and changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of You Bet International, Inc. For accounting purposes, the acquisition of You Bet!, Inc. by You Bet International, Inc. has been treated as a reverse acquisition of You Bet!, Inc. with You Bet!, Inc. considered the acquirer. Concurrent with this transaction, 100% of the capital stock of Middleware Telecom Corporation was contributed by its stockholders, who were substantially the same as the stockholders of You Bet!, Inc. to You Bet!, Inc. for no additional consideration. Youbet.com also effected a 1 for 1.5 reverse stock split of its common stock in December 1995.

    At the time of the reverse merger in December 1995, PC Totes, Inc. had over eight years of experience developing computer-based wagering systems. In 1987, PC Totes, Inc. developed a PC-based "totalisator" system that is used to operate the wagering systems at horse and dog racing tracks. The totalisator system is called the "PC Tote" and includes facilities for infield scoreboards, closed circuit television and numerous types of customer ticket issuing machines.

CONSOLIDATED RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    REVENUES

    Youbet.com commenced recognizing revenues from operations during the year ended December 31, 1998. Revenues during 1998 were $264,000, representing Youbet.com's commission on the gross amount of each wager placed by its subscribers. Youbet.com did not charge monthly subscription fees for its service in 1998.

    In June 1997, Youbet.com and Ladbroke entered into a Telecommunication Facilitation Agreement which expires in November 2002. Under the agreement, Youbet.com provides Ladbroke with an interactive graphics interface to the You Bet Network whereby Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke. The agreement provides for Youbet.com to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication. The Ladbroke agreement contains provisions allowing the termination of the agreement by either party at any time prior to January 2003, in the event that net commissions are, or are projected in good faith by either party to the agreement, to be less than $1,000,000 for either the initial eighteen month period beginning January 1998 and ending June 1999, or for any full twelve month period during the term of the agreement subsequent to the initial eighteen month period.

    During the year ended December 31, 1998, 100% of Youbet.com's revenues were generated from the Ladbroke agreement, and Youbet.com expects that approximately 60% of its revenues during the year ending December 31, 1999 will also be generated from the Ladbroke agreement. Youbet.com currently estimates that net commissions will exceed $1,000,000 during the initial eighteen month period beginning January 1998 and ending June 1999. However, should net commissions be less than $1,000,000 during such eighteen month period, Ladbroke could elect to terminate the agreement, which could have a material adverse effect on Youbet.com.

    OPERATING EXPENSES

    NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the closed-loop private network. Network operations costs increased by $622,000 or 93.5% to $1,287,000 in 1998 from $665,000 in 1997 and increased by $444,000 or 200.9% in 1997 from $221,000 in 1996 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased slightly to $1,267,000 in 1998 from $1,254,000 in 1997 and decreased by $136,000 or 9.8% from $1,390,000 in 1996 reflecting the continued development of the You Bet Network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expenses and salaries. Sales and marketing expenses increased by $694,000 or 97.6% to $1,405,000 in 1998 from $711,000 in 1997 and increased
7.1% from $664,000 in 1996. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities and the launch of the You Bet Network in 1998. Youbet.com expects sales and marketing expense to increase significantly in order to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $937,000 or 51.9%, to $2,741,000 in 1998 from $1,804,000 in 1997 an increase of $363,000 or 25.2%
from $1,441,000 in 1996. The increases reflect a general increase in personnel related costs, legal and accounting fees, general operating activity, and the expansion of the investor relations program in 1998. During 1998, Youbet.com entered into an agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program aimed at Youbet.com's stockholders, investors, brokerage firms and industry professionals during 1998. During the year ended December 31, 1998, Youbet.com incurred $489,000 in costs related to this program. Youbet.com does not expect this program to continue. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

    NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation increased $2,087,000 or 95.9% to $4,263,000 from $2,176,000 in 1997 and increased by $2,074,000 from $102,000 in 1996. The increases are due to Youbet.com issuing a greater number of warrants and stock options in each subsequent year. As previously discussed, the deferred compensation at December 31, 1998 of $1,161,000 will be amortized during 1999 and subsequent years. Youbet.com does not expect that these costs will continue at the previous levels.

    LOSS FROM OPERATIONS

    As described above, Youbet.com has made a significant investment in developing The You Bet Network to maintain its technological advantage and to begin to brand and market the service. The loss from operations for the year ended December 31, 1998 increased $4,178,000 or 60.4% to $11,096,000 from
$6,918,000 in 1997 and increased by $2,977,000 or 75.5% from $3,941,000 in 1996.
Youbet.com expects to incur significant losses at least through 1999.

    OTHER INCOME (EXPENSE)

    NET INTEREST INCOME (EXPENSE). Net Interest expense of $261,000 in 1998 decreased by $128,000 or 32.9% from $389,000 in 1997 an increase of $452,000 from net interest income of $63,000 in 1996. Net interest expense in 1998 and 1997 are the result of advances and bridge loans being outstanding during both years. Youbet.com expects interest expense to increase significantly in 1999 as a result of the issuance in April 1999 of its 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001.

    NON-CASH EQUITY TRANSACTIONS. Non-cash equity transactions relate to the recording of the discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. These transactions decreased $9,849,000 or 81.4% to $2,256,000 in 1998 from $12,105,000 in 1997.
Youbet.com did not incur this cost in 1996. During the year ended December 31, 1998, these costs consisted of $1,406,000 for financing costs and $850,000 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants. During the year ended December 31, 1997, Youbet.com incurred $3,656,000 for financing costs, $573,000 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and $7,875,000 to reflect the accounting for the release of forfeiture provisions on certain shares of common stock owned by Russell M. Fine and David M. Marshall and a shareholder related to one of the officers. In conjunction with the 1995 private placement offering, 2,500,000 shares of common stock were subject to forfeiture under certain conditions if Youbet.com did not achieve certain subscriber levels by December 5, 1999. However, as a result of a change in the marketing strategy in 1997 to focus on building a brand and becoming the market leader to maximize long-term profitability, the forfeiture restrictions on the 2,500,000 shares of common stock were released in exchange for the return to Youbet.com and cancellation of 750,000 of such shares. Youbet.com does not expect that these types of costs will continue at the previous levels.

INCOME TAXES

    At December 31, 1998, Youbet.com has available federal and state net operating loss carryforwards of $16,896,000 and $16,659,000, respectively, for income tax purposes, which expire in varying amounts through 2018 for federal and 2005 for state purposes. The net operating loss carryforward generated a deferred tax asset of approximately $7,200,000 as of December 31, 1998. The deferred tax asset has not been recognized since management is unable to determine whether it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 1998. In the opinion of management, the unaudited financial results include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of Youbet.com's consolidated results of operations for those periods. The consolidated quarterly data should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto appearing elsewhere in this form 10-KSB. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                           THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------------------
                                         MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                           1997       1997       1997        1997       1998       1998       1998       1998
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------

                                                                             (IN THOUSANDS)
Revenues...............................  $       0  $       0  $       0  $        0  $       0  $      20  $      76  $     168

Operating expenses:
  Network operations...................        118        197        168         182        149        182        405        551
  Research and development.............        335        330        296         293        230        348        349        340
  Sales and marketing..................        171        151        143         246        156        535        500        214
  General and administrative...........        364        412        513         515        443        783        819        696
  Depreciation and amortization........         74         76         80          78         76         82         86        153
  Non-cash compensation................         25         25      1,169         957      1,223      1,522        707        811
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
  Total operating expenses.............      1,087      1,191      2,369       2,271      2,277      3,452      2,866      2,765
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
Loss from operations...................     (1,087)    (1,191)    (2,369)     (2,271)    (2,277)    (3,432)    (2,790)    (2,597)
Net interest income (expense)..........        (34)       (92)      (198)        (65)       (69)      (174)       (30)        12
Other income (expense).................          1          2     (2,800)     (9,313)      (484)    (1,759)      (235)       (27)
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
Net loss...............................  $  (1,120) $  (1,281) $  (5,367) $  (11,649) $  (2,830) $  (5,365) $  (3,055) $  (2,612)
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------

    Revenues commenced, with the testing of the You Bet Network, during the second quarter of 1998 and increased steadily in all subsequent quarters with the launch of the service in the third quarter. Operating expenses in the second, third and fourth quarters of 1998 have increased significantly over the corresponding quarters of the prior year, due to the launch of the You Bet Network. Correspondingly, network operations costs increased significantly in the third and fourth quarters of 1998 due to an increase in personnel and costs to support the closed-loop private network. Sales and marketing expenses increased in the second and third quarters of 1998 due to the launch of the service and the commencement of the marketing programs to acquire subscribers. The fourth quarter decrease in sales and marketing expense is due to a reduction is marketing programs during this period. General and administrative expenses increased during the second, third and fourth quarters due to increases in personnel, legal and accounting fees, and expansion of the investor relations program.

    Youbet.com's quarterly revenues, operating costs and expenses and results of operations have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future.

Causes of these fluctuations have included and may include, among other factors, Youbet.com's ability to retain and attract new subscribers to the You Bet Network; maintaining good relations with the horse tracks and other content and information providers; introduction of competing wagering services; success of brand-building and marketing campaigns; price competition from competing services; the level of use of online and Internet interactive services; increasing consumer confidence in and acceptance of the online and interactive services for leisure and wagering; volume, size, timing and completion rates for wagers transmitted through the You Bet Network; technical difficulties or interruptions in the You Bet Network; Youbet.com's ability to update and upgrade the You Bet Network with technological innovations and infrastructure to accommodate growth; Federal or local governmental controls and regulation; and general economic conditions and economic conditions specific to online and Internet interactive activity. Any one or more of these factors could have a material and adverse effect on Youbet.com's business, results of operations and financial condition, and makes the prediction of results of operations on a quarterly basis unreliable.

LIQUIDITY AND CAPITAL RESOURCES

    Youbet.com has financed its operations primarily through the sale of its securities and short-term debt as Youbet.com has generated only negative cash flow from operations since inception. Between December 5, 1995 and December 31, 1998, Youbet.com has received an aggregate of $16,290,000 in net proceeds from the sale of common stock, Series A Convertible Preferred Stock and the exercise of stock options, warrants and short term debt. At December 31, 1998 Youbet.com had $1,541,000 in cash and $2,100,000 in stock subscription receivables, which was received in January and February 1999. Youbet.com's principal commitments consists of obligations under capital leases.

    Net cash used in operating activities was $6,538,000, $3,862,000 and $2,832,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The principal use of cash for all periods was to fund losses from operations. The increases in the net cash used in operating activities reflected a general increase in all levels of activity as Youbet.com developed the You Bet Network and commenced marketing activities during 1998.

    Net cash used in investing activities was $360,000, $132,000 and $790,000 for the years ended December 31, 1998, 1997 and 1996, respectively, for purchases of property and equipment. During 1998 Youbet.com, in conjunction with the restructuring of a capital lease obligation, increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment. During 1997 the purchases of property and equipment were funded by the proceeds of a capital lease aggregating $150,000.

    Net cash provided by financing activities was $8,385,000, $3,960,000 and $412,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by and used by financing activities consisted principally of proceeds from short-term loans, primarily from related parties, bridge loans from both related and unrelated parties, the exercise of stock options and warrants, and the private placement of common stock, Series A Convertible Preferred Stock and stock purchase warrants offset by the repayment of a portion of the short term debt. During 1998, Youbet.com received net advances of $560,000 and bridge financing of $1,465,000, as well as the net proceeds from preferred and common stock financings of $5,501,000 and $1,069,000 from the exercise of stock options and warrants to fund its cash requirements. In addition, during December 1998 Youbet.com completed the sale of common stock and Series A Convertible Preferred Stock generating net proceeds of $1,980,000, which was received in January and February 1999.

    In April 1999, Youbet.com issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually to April 2001. The notes begin accruing interest in April 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share, subject to reset provisions as defined in the notes. The conversion price resets one time at the earlier of
(1) a placement, after April 1999, of common stock and any securities convertible into common stock which raises at least $15 million gross proceeds to Youbet.com or (2) April 5, 2000. In the event that a placement of common stock or convertible securities occurs first, the conversion price will be reset to the lesser of $10 per share or the lowest price per share at which Youbet.com sells common stock after the date of the placement of common stock or convertible securities (excluding options, warrants and other convertible securities existing prior to April 1999). In the event that the reset occurs on April 5, 2000, the the conversion price will be reset to the lower of $10 per share or the average daily closing price for the ten-day period ending on April 5, 2000, but in no event less than $5 per share.

    During November 1997, Youbet.com completed a private placement offering of securities to investors. Youbet.com sold 89.78 units at $25,000 per unit, resulting in net proceeds of $1,953,380. Each unit consisted of 10,000 shares of common stock and 5,000 Series D common stock purchase warrants exercisable at $5.25. As a result of the sale of 89.78 units under this private placement in 1997, Youbet.com issued a total of 897,760 shares of common stock and 448,880 Series D common stock purchase warrants.

    In conjunction with the closing of the private placement offering in November 1997, bridge loans payable aggregating $1,679,000, representing a principal balance of $1,460,000 and accrued interest of $219,000, were exchanged for 89.55 units of common stock and Series D common stock purchase warrants. Included in the $1,679,000 was $632,500, representing a principal balance of $550,000 and accrued interest of $82,500, from related parties. As a result of the issuance of 89.55 units in 1997, Youbet.com issued 895,468 shares of common stock and 447,734 Series D common stock purchase warrants, including 337,335 shares of common stock and 168,667 Series D common stock purchase warrants to related parties. During the year ended December 31, 1997, $209,000 of advances, including $104,000 to related parties, were repaid. As of December 31, 1997, bridge loans payable aggregating $300,000 to unrelated parties remained outstanding.

    The holders of the 1997 bridge loans had the option of converting such loans, including accrued interest, into the lesser of units, consisting of 10,000 shares of common stock and 5,000 Series D warrants, at the rate of $18,750 per unit, or 75% of the next private placement offering price of an offering over $5,000,000. During the year ended December 31, 1998, as a result of the completion of the Series A Convertible Preferred Stock financing, the holders of the bridge loans converted such loans, plus accrued interest of $94,188, at the rate of $1.875 per unit, into common stock and Series D common stock purchase warrants. Accordingly, during the year ended December 31, 1998, Youbet.com issued 210,232 shares of common stock and 105,117 Series D common stock purchase warrants.

    In January 1998, Youbet.com commenced a new bridge financing, consisting of a secured note with interest at 12% per annum due December 1998, secured by a junior lien on substantially all the assets of Youbet.com. Youbet.com issued a total of $2,415,000 of bridge notes (including $950,000 converted from advances), of which $1,247,000 were issued to related parties. At the option of the holder, each note was convertible into the securities of a subsequent private placement (or the equivalent amount of common stock, if such financing was not a common stock financing) at the lower of $2.75 or 80% of the private placement price. During the year ended December 31, 1998, as a result of the completion of the Series A Convertible Preferred Stock financing, the holders of the $2,415,000 principal amount of bridge notes converted such notes, plus accrued interest of $191,682, at the rate of $2.00 per share, into 1,303,319 shares of common stock, including 683,176 shares attributable to related parties. During the year ended December 31, 1998, as a result of the conversion of the 1998 bridge financing into common stock, Youbet.com issued 79,312 Series E common stock purchase warrants, which had an aggregate fair value of $210,915, to certain finders with respect to such bridge financing. These warrants are exercisable at $3.125 per share for a period of three years. Finders fees paid in cash with respect to such bridge notes aggregating $96,000 were recorded as deferred financing costs and were being amortized through the earlier of December 31, 1998 or the conversion of the bridge notes into common stock. Accordingly, the unamortized portion of such deferred financing costs of $56,391 was charged to operations as financing costs during the year ended December 31, 1998.

    Advances payable, all to related parties, were $390,000 at December 31, 1997. During the year ended December 31, 1998, Youbet.com received additional advances of $613,875, including $508,875 from related parties, of which $53,875 was repaid in 1998. The holders of the advances had the right to convert such amounts into the 1998 bridge financing until such time as the bridge notes were either called or repaid. During the year ended December 31, 1998, all of the advances aggregating $950,000 converted into the 1998 bridge financing.

    During the year ended December 31, 1998, Youbet.com issued 355,000 shares of common stock to four individuals in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to Youbet.com of $1,069,000.

    On June 29, 1998, Youbet.com entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, Youbet.com sold 200,000 shares of Series A Convertible Preferred Stock for a cash purchase price of $25.00 per share, resulting in gross proceeds to Youbet.com of $5,010,000. Officers and directors purchased 35,890 shares of Series A Convertible Preferred Stock.

    During July 1998 and December 1998, Youbet.com sold an additional 20,000 shares and 22,500 shares, respectively, of Series A Convertible Preferred Stock under the same terms for aggregate gross proceeds of $1,062,500, $100,000 of which was received in January 1999. During December 1998, 155,390 shares of Series A Convertible Preferred Stock were converted into 1,553,900 shares of common stock.

    The Series A Convertible Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Series A Convertible Preferred Stock is convertible into ten shares of common stock of Youbet.com, and will be automatically converted into common stock at then prevailing conversion rate at such time as Youbet.com has completed a secondary public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. The holders of the Series A Convertible Preferred Stock are not entitled to dividends, except that if dividends are paid on Youbet.com's common stock, holders of Series A Convertible Preferred Stock will be entitled to dividends on the basis of the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible. The Series A Convertible Preferred Stock will vote together with the holders of common stock on all matters presented to stockholders for a vote on the basis of the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible. The holders of the Series A Convertible Preferred Stock have unlimited piggyback registration rights and certain demand registration rights. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, Youbet.com has determined that the Series A Convertible Preferred Stock was sold at fair market value. As of December 31, 1998 155,390 shares of Series A Convertible Preferred Stock had converted into 1,553,900 shares of common stock.

    In conjunction with the Series A Convertible Preferred Stock financing, Youbet.com incurred direct costs related to such financing of $360,909, which were charged to additional paid-in capital. Of such amount, $217,493 was paid to a firm for investment advisory services. In addition, this firm purchased warrants for $.0625 per warrant to acquire 72,498 shares of common stock, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003, and have certain piggyback registration rights. The aggregate fair value of such warrants was $401,639. Youbet.com also paid cash finder's fees to other parties aggregating $28,500.

    During December 1998, Youbet.com entered into stock subscription agreement for the sale of 800,000 shares of common stock for net proceeds of $1,880,000 which were received during January and February 1999.

    As a result of the sale of Series A Convertible Preferred Stock, common stock and the conversion of advances and bridge loans into common stock during 1998, Youbet.com had net working capital of $1,924,687 at December 31, 1998, as compared to a working capital deficit of $2,739,184 at December 31, 1997.

    Youbet.com does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will experience a substantial increase in capital expenditures and lease commitments consistent with Youbet.com's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. Youbet.com anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. Youbet.com believes that its existing cash and the proceeds from the sale of the 11% Senior Convertible Discount Notes will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

IMPACT OF THE YEAR 2000

    The year 2000 risk is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    STATE OF READINESS

    Based on an internal assessment, Youbet.com believes that its software programs, both those developed internally and purchased from material outside vendors, are year 2000 compliant or will be by December 31, 1999. Youbet.com began assessing its state of year 2000 readiness during October 1998. This included reviewing the year 2000 compliance of the following:

    - Youbet.com's internally developed proprietary software incorporated in the You Bet Network;

    - Ladbroke's pool wagering and other software;

    - Third party handicapping information suppliers;

    - Third-party software vendors;

    Youbet.com will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

    COSTS

    To date, Youbet.com has incurred approximately $25,000 of costs in identifying and evaluating year 2000 compliance issues. Most of Youbet.com's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation year 2000 compliance matters. At this time, Youbet.com does not possess the information necessary to estimate the potential costs of future revisions to software relating to the You Bet Network should revisions be required or the replacement of third-party software, hardware or services, if any, that are determined to not be year 2000 compliant. Although Youbet.com believes that its software programs, both developed internally and purchased from outside vendors are either already year 2000 compliant or will be by December 31, 1999, failure to identify non year 2000 compliant software could have a material and adverse effect on Youbet.com's business, results of operations and financial condition.

    RISKS

    Youbet.com is not currently aware of any significant year 2000 compliance problems relating to the You Bet Network or other software systems that would have a material and adverse effect on business, results of operations and financial condition. However, there can be no assurance that Youbet.com will not discover year 2000 compliance problems in its proprietary software or other third party software that will require a substantial investment to correct. Youbet.com's inability to fix such hardware or software on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on Youbet.com's business, results of operations and financial condition.

    Failure to adequately address year 2000 compliance issues in Youbet.com's proprietary software or third party software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that utility companies, Internet network companies, Internet access companies, third-party service providers and others outside Youbet.com's control will be year 2000 compliant. The failure by these entities to be year 2000 compliant could result in a systemic failure beyond Youbet.com's control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent Youbet.com from providing subscribers access to the You Bet Network or other value added handicapping services any of which would have a material and adverse effect on Youbet.com's business, results of operations and financial condition.

    CONTINGENCY PLAN

    Although Youbet.com continues to evaluate its software for possible year 2000 compliance issues, Youbet.com believes that its software programs, both those developed internally and purchased from material outside vendors, are already year 2000 compliant or will be by December 31, 1999. Therefore, Youbet.com does not have a formal contingency plan for a major year 2000 problem. Youbet.com's inability to locate or correct a significant year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain normal business activities or operations. In addition, year 2000 problems may affect sub-systems of the You Bet Network, such as the ability to provide value added handicapping information. Any such failure could cause Youbet.com's subscribers to seek alternate providers for online wagering. This could require Youbet.com to incur significant unanticipated expenses to remedy and could divert Youbet.com's management's time and attention, either of which could have a material and adverse effect on business, results of operation and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS:

    Youbet.com adopted the Financial Accounting Standards Board Issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), during the year ended December 31, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement did not have an impact on Youbet.com's current disclosures and presentation.

    Youbet.com adopted the Financial Accounting Standards Board Issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) during the year ended December 31, 1998. This Statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Because Youbet.com operates within a single operating segment, adoption of this statement did not have an impact on Youbet.com's current disclosures and presentation.

    In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS No. 132), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. Youbet.com adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have an effect on Youbet.com's financial statement presentation and disclosures.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No.
133) which is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, Youbet.com has not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, Youbet.com does not expect adoption of the new standard on January 1, 2000 to have any effect on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

    The consolidated financial statements are listed at the "Index to Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective November 3, 1997, Deloitte & Touche LLP ("Deloitte & Touche") resigned as Youbet.com's independent accountants. Deloitte & Touche audited Youbet.com's consolidated financial statements for the years ended December 31, 1995 and 1996. Deloitte & Touche's reports for the years ended December 31, 1995 and 1996 contained an explanatory paragraph raising substantial doubt about Youbet.com's ability to continue as a going concern. Other than the foregoing explanatory paragraph, Deloitte & Touche's reports on Youbet.com's financial statements for the years ended December 31, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports modified as to audit scope or uncertainty. During the years ended December 31, 1995 and 1996, and the period from January 1, 1997 through November 3, 1997, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on Youbet.com's consolidated financial statements.

    Effective March 3, 1998, Youbet.com engaged BDO Seidman, LLP ("BDO Seidman") as Youbet.com's new independent accountants. The engagement of BDO Seidman was approved by Youbet.com's Board of Directors. Prior to the engagement of BDO Seidman, Youbet.com did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. However, prior to the engagement of BDO Seidman, Youbet.com consulted with such firm in order to confirm Youbet.com's expectation that the auditor's opinion with respect to Youbet.com's 1997 consolidated financial statements would contain a modification paragraph reflecting uncertainty with respect to Youbet.com's ability to continue as a going concern.

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

    Effective June 29, 1998, in conjunction with the Series A Convertible Preferred Stock financing Mr. Fell acquired the right to designate four directors pursuant to the Stockholders Agreement, which expires in June, 2000. The remaining three directors are to be designated by David Marshall and Russell Fine. On June 29, 1998, the number of directors of Youbet.com was increased to seven and Robert M. Fell, Alan W. Landsburg, William H. Roedy and Caesar P. Kimmel were elected to the Board of Directors of Youbet.com. Such persons were designated by Mr. Fell pursuant to the Stockholders Agreement. David M. Marshall, Russell M. Fine and Jess Rifkind remained as directors of Youbet.com, as the designees of Mr. Marshall and Mr. Fine. As a result of the ability to designate four directors as provided in the Stockholders Agreement, Mr. Fell may be deemed to have acquired control of Youbet.com.

EXECUTIVE OFFICERS AND DIRECTORS

    The following tables set forth certain information regarding the directors, executive officers and certain key employees of Youbet.com:

DIRECTORS

NAME                                      AGE      DATE ELECTED AS DIRECTOR
------------------------------------      ---      ---------------------------------------------------------------------
Robert M. Fell......................          56   June 29, 1998
David M. Marshall...................          36   December 6, 1995
Russell M. Fine.....................          35   December 6, 1995
Caesar P. Kimmel....................          73   June 29, 1998
Alan W. Landsburg...................          66   June 29, 1998
Jess Rifkind........................          68   December 6, 1995
William H. Roedy....................          51   June 29, 1998

EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

NAME                                     AGE                                   POSITION
------------------------------------     ---     ---------------------------------------------------------------------
Robert M. Fell......................         56  Chairman of the Board and Chief Executive Officer
David M. Marshall...................         36  Vice Chairman of the Board and President
Russell M. Fine.....................         35  Director, Executive Vice President and Chief Technology Officer
Ron W. Luniewski....................         35  Executive Vice President and Chief Operating Officer
Phillip C. Hermann..................         49  Executive Vice President and Chief Financial Officer
Jean M. Prewitt.....................         50  Executive Vice President, International
Steve A. Molnar.....................         55  Executive Vice President, Racing
Gary N. Jacobs......................         53  Secretary

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

ROBERT M. FELL

    Mr. Fell has served as Chairman of the Board and Chief Executive Officer of Youbet.com since June 1998. From 1994 to 1997 prior to joining Youbet.com, Mr. Fell was chairman of the board and chief executive officer of Archon Communications, Inc. ("ACI"). ACI acquired control of Premiere Radio Networks, Inc., which it later sold to Jacor Communications, Inc. Mr. Fell was also the founder of Silicon Gaming, Inc. and served as its initial President in 1993. Mr. Fell resigned from the board of Silicon Gaming in early 1998. From 1977 to 1995, as a consultant in the entertainment and communications industry, Mr. Fell, through Fell & Company, Inc., played a major role in restructuring and the augmenting management of Columbia Pictures Industries, Twentieth Century Fox and other major media companies.

DAVID M. MARSHALL

    Mr. Marshall has served as Vice Chairman of the Board and President of Youbet.com since June 1998. Mr. Marshall has been a senior executive and director of Youbet.com or its predecessors since its founding in 1987 and served as chairman of the board and chief executive officer of Youbet.com or its predecessors from 1989 to June 1998. Mr. Marshall was also the co-founder of MiddleWare Telecom Corporation and PC-Totes, Inc. Both entities have since been merged into Youbet.com.

RUSSELL M. FINE

    Mr. Fine has served as Executive Vice President and Chief Technology Officer of Youbet.com since June 1998. Mr. Fine has been a senior executive and director of Youbet.com or its predecessors since its founding in 1987. Mr. Fine was also the chief technology officer and co-founder of MiddleWare Telecom Corporation and vice-president of research and development of PC-Totes. Both entities have since been merged into Youbet.com.

RON W. LUNIEWSKI

    Mr. Luniewski has served as Executive Vice President and Chief Operating Officer of Youbet.com since February 1999, and was President of You Bet!, Inc. a subsidiary of Youbet.com or its predecessor since March 1997. For more than the five years prior to joining Youbet.com or its predecessor Mr. Luniewski was with Electronic Data Systems as a System Engineer and held a variety of positions in software development, project management and business development.

PHILLIP C. HERMANN

    Mr. Hermann has served Executive Vice President and Chief Financial Officer of Youbet.com since May 1998. From August 1997 to April 1998, Mr. Hermann was chief operating officer and chief financial officer of Cloud 9 Interactive, a diversified entertainment company. Previously, from 1992 to August 1997 Mr. Hermann was executive vice president and chief financial officer of Strawberry Industries a consumer products company. From 1982 to 1986 Mr. Hermann was vice president and chief financial officer of the Walt Disney Telecommunications Group.

JEAN M. PREWITT

    Ms. Prewitt has served as Executive Vice President, International of Youbet.com since April 1999. From July 1994 to January 1999 Ms. Prewitt was with podesta.com, a governmental affairs/public relations firm specializing in media and technology clients. Previously, from 1989 to 1994 Ms. Prewitt was with the National Telecommunications and Information Administration where she advised and represented the United States in communications and information policies. She also served as senior vice president and general counsel of United International Pictures, from 1982 to 1989.

STEVE A. MOLNAR

    Mr. Molnar has served as Executive Vice President, Racing of Youbet.com since February 1999 and was chief executive officer of You Bet!, Inc. a subsidiary of Youbet.com or its predecessor from April 1997 to April 1998. From May 1994 through December 1995 Mr. Molnar was a consultant to the horse racing industry including Youbet.com. Mr. Molnar's involvement in the horse racing industry spans 12 years prior to joining Youbet.com. From November 1988 to April 1994 he held the position of president and chief operating officer of McKinnie Systems.

GARY N. JACOBS

    Mr. Jacobs has served as Secretary of Youbet.com since July 1998. He has been a senior partner at Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, or its predecessors since May 1988. Mr. Jacobs is counsel for Youbet.com, and a director of The InterGroup Corporation, which owns and operates rental properties and invests in other companies.

CAESAR P. KIMMEL

    Mr. Kimmel has served as a Director of Youbet.com since June 1998. Mr. Kimmel has been a private investor for more than five years. Mr. Kimmel is one of the original founders of Warner Communications, Inc. the predecessor to Time Warner Inc. and served as Executive Vice President for twenty five years. Mr Kimmel is also currently a director of the National Museum of Racing.

ALAN LANDSBURG

    Mr. Landsburg has served as a Director of Youbet.com since June 1998. Mr. Landsburg is the founder and has been the chief executive officer of The Landsburg Company and Alan Landsburg Productions since 1970. As an executive producer, director and writer he is responsible for more than 2,000 hours of television production which include seven hit series and more than 50 movies. He is a founding board member of the Thoroughbred Owners of California. Mr. Landsburg also serves on Advisory Committees for the California Horse Racing Board.

JESS RIFKIND

    Mr. Rifkind has served as a Director of Youbet.com since December 1995. Mr. Rifkind is an independent management consultant providing counsel to clients in the areas of management, finance, and high technology. Prior to establishing his current practice in 1982, Mr. Rifkind held operating and research executive positions with Xerox Corporation from May 1968 to December 1981; including vice president, Field Engineering, and founder and manager of the Advanced Development Labs of the Xerox Palo Alto

Research Center. Mr. Rifkind is also currently a director of Gemstone Systems Inc, a computer software company that produces application server and object database software.

WILLIAM H. ROEDY

    Mr. Roedy has served as a Director of Youbet.com since June 1998. Mr. Roedy has been employed by MTV Networks since 1989 and is president of MTV Networks International and chairman of MTV Networks Europe. Prior to joining MTV, Mr. Roedy was at Home Box Office from 1979 to 1989, as manager for national accounts and affiliate operations and vice president.

STOCKHOLDERS AGREEMENT

    Effective June 29, 1998, in conjunction with the Series A Convertible Preferred Stock financing (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Liquidity and Capital Resources--December 31, 1998"), the parties to such agreements and David M. Marshall and Russell M. Fine entered into a Stockholders Agreement, pursuant to which the parties agreed to vote all shares of preferred stock and common stock owned by them (including any stock acquired in the future) for election to the Board of Directors of four persons designated by Robert M. Fell and three persons designated by David M. Marshall and Russell M. Fine. The Stockholders Agreement terminates on June 29, 2000.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

    During the year ended December 31, 1998, Youbet.com did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid by Youbet.com for the years ended December 31, 1998, 1997 and 1996 to the Chief Executive Officer, the executive officers of Youbet.com whose total salary and bonus for 1998 exceeded $100,000 and certain other key employees.

                                                                                   ANNUAL COMPENSATION
                                                                    -------------------------------------------------
                                                                                                        OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS                                          YEAR       SALARY       BONUS     COMPENSATION
------------------------------------------------------------------  ---------  ----------  -----------  -------------
Robert M. Fell(1).................................................       1998  $   81,136(4)  $     363(5)   $   4,500(6)
Chairman of the Board and Chief Executive Officer                        1997          --          --            --
                                                                         1996          --          --            --

David M. Marshall(2)..............................................       1998     140,000         363(5)      52,279(7)
Vice Chairman of the Board and President                                 1997     130,000          --        17,185(8)
                                                                         1996     130,000          --            --

Russell M. Fine...................................................       1998     138,333         363(5)      39,898(9)
Executive Vice President and Chief Technology Officer                    1997     120,000          --        14,825(10)
                                                                         1996     120,000          --            --

Ron W. Luniewski..................................................       1998     138,333         363(5)       2,991(11)
Executive Vice President and Chief Operating Officer                     1997     120,000          --        10,306(12)
                                                                         1996     101,385          --            --

Phillip C. Hermann(3).............................................       1998      96,667         363(5)      75,456(5)
Executive Vice President and Chief Financial Officer                     1997          --          --            --
                                                                         1996          --          --            --

Steve A. Molnar...................................................       1998     119,375         363(5)       3,158(11)
Executive Vice President, Racing                                         1997     121,460          --        10,812(13)
                                                                         1996      78,750          --            --

---------

(1) Joined Youbet.com's management in June 1998.

(2) Served as chief executive officer of Youbet.com until June 1998.

(3) Joined Youbet.com's management in May 1998.

(4) Represents compensation paid to Fell & Company, Inc. for the services of Robert M. Fell (see "Employment and Service Agreements" below).

(5) See "Option Grants in 1998" below.

(6) Represents automobile allowance.

(7) Represents interest on deferred compensation of $9,854, an automobile allowance of $7,500, and a discount of $34,925 on the conversion of deferred compensation into 55,879 shares of common stock.

(8) Represents an automobile allowance of $6,000, and interest on deferred compensation of $11,185.

(9) Represents interest on deferred compensation in of $7,185, automobile allowance of $7,500 and a discount of $25,213 on the conversion of deferred compensation into 40,342 shares of common stock.

(10) Represents an automobile allowance of $6,000 and interest on deferred compensation of $8,825.

(11) Represents interest on deferred compensation.

(12) Represents interest on deferred compensation of $3,743 and a 25% bonus on deferred compensation of $6,563.

(13) Represents interest on deferred compensation of $3,921 and a 25% bonus on deferred compensation of $6,891.

BOARD OF DIRECTORS:

    During the year ended December 31, 1998, Youbet.com had seven meetings of the Board of Directors. All directors attended at least 75% of all board meetings for which they were eligible to attend.

    Non-employee directors receive no annual retainer or meeting fees, but are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Jess Rifkind, a non-employee member of the board of directors, was also paid a consulting fee of $2,400 per month from January through June 1998. As additional compensation for the non-employee members of the board of directors, Youbet.com issued the following stock options:

    - In April 1998, Youbet.com issued a stock option to Jess Rifkind, the only non-employee director of Youbet.com at that time, under the 1995 Stock Plans to purchase 5,000 shares of common stock at an exercise price of $5.50 per share. The stock option was fully vested upon issuance, and is exercisable for a period of ten years.

    - In July 1998, Youbet.com granted to each of its non-employee directors options to acquire 40,000 shares of common stock, pursuant to the 1998 Stock Plan at an exercise price of $2.50 per share. These options vest monthly over the one year period beginning July 1998 and are exercisable for a period of ten years after vesting.

    As of March 25, 1999, options to acquire 180,300 shares of common stock held in the aggregate by such directors are outstanding, and 153,632 of such options are vested or will be vested within the next 60 days.

    During the period from January 1, 1998 through June 28, 1998, the Compensation Committee of the Board of Directors, which administers Youbet.com's stock option plans, consisted of David M. Marshall and Russell M. Fine. Effective June 29, 1998, the committees of the Board of Directors were established or restructured. Youbet.com, currently has three committees: the Executive Committee, the Compensation Committee and the Audit Committee.

    Messrs. Fell, Marshall and Fine are the members of the Executive Committee. The Executive Committee has full authority to exercise all the powers of the board of directors to the fullest extent permitted by Delaware law. Actions of the Executive Committee are taken by a majority vote.

    Messrs. Kimmel and Landsburg are the members of the Compensation Committee. The Compensation Committee administers, reviews and approves, subject to the board of directors, Youbet.com's stock option plans, and make recommendations to the board of directors regarding compensation, including payment of salaries, bonuses and incentive compensation and other benefit programs, including those relating to Youbet.com's senior management.

    Messrs. Rifkind and Roedy are the members of the Audit Committee. The Audit Committee interacts with Youbet.com's Chief Financial Officer and outside auditors concerning Youbet.com's independent public accountants and the establishment and oversight of such systems of internal accounting and auditing control as it deems appropriate.

    The board of directors does not have a nominating committee. However, the board of directors will consider nomination recommendations from stockholders, which should be addressed to Youbet.com's secretary at its principal executive offices.

EMPLOYMENT AND SERVICES AGREEMENTS:

    In June 1998 Youbet.com and Fell & Company, Inc. entered into a services agreement which was amended in March 1999 pursuant to which Mr. Fell serves as Chairman of the Board and as the Chief Executive Officer. For making Mr. Fell's services available, Fell & Company, Inc. receives a base fee of $225,000 per year, subject to cost of living increases, plus the amount of payroll taxes Youbet.com would pay if Mr. Fell were an employee of Youbet.com and other miscellaneous benefits. While Mr. Fell is serving as Chief Executive Officer he will devote 100% of his business time to the affairs of Youbet.com. At such time as Mr. Fell is no longer serving as Chief Executive Officer, he will be required to devote 70% of his business time to the affairs of Youbet.com and the base fee will be reduced to $150,000 per year. The services agreement expires in June 2001. If Fell & Company, Inc. is willing to renew the agreement and Youbet.com does not do so, Fell & Company, Inc. will receive a termination fee equal to the amount paid to Fell & Company, Inc. by Youbet.com during the 12 months preceding the expiration of the agreement.

    In January 1999 David Marshall, Inc. and Youbet.com entered into a services agreement pursuant to which Mr. Marshall serves as Vice-Chairman of the Board and President of Youbet.com. For making Mr. Marshall's services available, David Marshall, Inc. receives a base fee of $150,000 per year, subject to cost of living increases, plus the amount of payroll taxes Youbet.com would pay if Mr. Marshall were an employee of Youbet.com and other miscellaneous benefits. David Marshall, Inc. is also entitled to receive an annual bonus determined by the board of directors in its discretion. The services agreement also provides that the compensation and benefits paid by Youbet.com for Mr. Marshall's services will be no less favorable than the compensation and benefits received by any employee of Youbet.com, other than the Chief Executive Officer. The services agreement expires in June 2003. The services agreement permits David Marshall, Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for the lesser of two years or the remaining portion of the term, but at least one year. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet.com in June 1998, which had substantially the same terms.

    In June 1998 Russell Fine and Youbet.com entered into an employment agreement pursuant to which Mr. Fine will serve as Chief Technology Officer. Mr. Fine will receive a base salary of $150,000, subject to cost of living increases, and other miscellaneous benefits. Mr. Fine is also entitled to receive an annual bonus determined by the board of directors. The employment agreement also provides that the compensation and benefits paid to Mr. Fine will be no less favorable than the compensation and benefits provided to any employee of Youbet.com, other than the Chief Executive Officer. The employment agreement expires in June 2003. The employment agreement permits Mr. Fine to terminate the agreement at anytime after December 29, 1999 and receive the compensation and benefits provided under the agreement for the lesser of two years or the remaining portion of the term, but at least one year.

    In February 1999 Ron Luniewski and Youbet.com entered into an employment agreement pursuant to which Mr. Luniewski serves as Executive Vice President and Chief Operating Officer of Youbet.com through April 2000. This employment agreement provides for Mr. Luniewski to receive an annual salary of $150,000, options to purchase 100,000 shares of common stock and other miscellaneous benefits. The options have a 10 year term, vest in four equal annual installments beginning in May 2000 and are exercisable for $10.50 per share. All options will vest upon a change of control of Youbet.com. Mr. Luniewski is also entitled to receive an annual bonus determined by the board of directors in its discretion. The agreement also permits Mr. Luniewski to terminate his employment with Youbet.com under certain circumstances and receive two months salary and benefits. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet.com in May 1998, expiring on April 1999 which had substantially the same terms.

    In February 1999 Phillip Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann serves as Executive Vice President and Chief Financial Officer of Youbet.com through April 2000. This employment agreement provides for Mr. Hermann to receive an annual salary of $150,000, options to purchase 50,000 shares of common stock and other miscellaneous benefits. The options have a 10 year term, vest in four equal annual installments beginning in May 2000 and are exercisable for $10.50 per share. All options will vest upon a change of control of Youbet.com. Mr. Hermann is also entitled to receive an annual bonus determined by the board of directors in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet.com in May 1998 expiring on April 1999 which had substantially the same terms.

1995 STOCK OPTION PLANS

    In November 1995, Youbet.com's board of directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Stock Plans"). The 1995 Stock Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Stock Plans as amended are 15% of the total number of shares of common stock outstanding, allocated 13.5% to the 1995 Stock Option Plan and 1.5% to the 1995 Stock Option Plan for Non-Employee Directors. The options generally vest in four equal annual installments, and have a term of ten years. The 1995 Stock Plans provide for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants of Youbet.com, while incentive stock options may be granted only to employees. The 1995 Stock Plans are currently administered by the compensation committee of the board of directors, which determines the terms and conditions of the options granted under the 1995 Stock Plans, including the exercise price, number of shares subject to options and the exercisability thereof. The exercise price of all Incentive Stock Options granted under the 1995 Stock Plans must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of all non-qualified stock options granted under the 1995 Stock Plans shall be not less than the par value per share of the common stock. The term of all options granted under the 1995 Stock Plans may not exceed ten years, except for incentive options granted to a 10% or more shareholder which may not exceed five years. The 1995 Stock Plans may be amended or terminated by the board of directors or the compensation committee, but no such action may be taken which would materially increase the aggregate number of shares as to which options may be granted, materially increase the benefits accruing to the optionees, or materially modify the requirements as to eligibility for participation under the 1995 Stock Plans. The 1995 Stock Plans provide the board of directors or the compensation committee with the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested non-qualified options remain exercisable for a period not to exceed three months following the termination date. However, because the shares underlying these options have not been registered, the Compensation Committee has extended the exercise period for these options until three months after employment is terminated or the underlying shares are registered, whichever is later (but no later than the expiration of the options).

1998 STOCK OPTION PLAN

    In February 1998, Youbet.com's board of directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. The 1998 Stock Plan provides for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors, officers and consultants of Youbet.com, while incentive stock options may be granted only to employees and its affiliates. The 1998 Stock Plan is currently administered by the Compensation Committee of the board of directors, which determines the terms and conditions of the options granted under the 1998 Stock Plan, including the exercise price, number of shares subject to options and the vesting and exercisability of options granted under the 1998 Plan. The exercise price of the incentive stock options granted under the 1998 Stock Plan must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of non-qualified stock options will be determined by the Compensation Committee. The term of all options granted under the 1998 Stock Plan may not exceed ten years, except the term of incentive options granted to a 10% or more shareholder may not exceed five years. The board of directors may suspend or terminate and may amend the 1998 Plan from time to time, except that certain types of amendments will require approval of the stockholders. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested qualified options remain exercisable for a period not to exceed three months following the termination date, unless the participant was terminated for cause or voluntarily resigned in which all vested
options will also terminate.   However, because the shares underlying these
options have not been registered, the Compensation Committee has extended the exercise period for these options until three months after employment is terminated or the underlying shares are registered, whichever is later (but no later than the expiration of the options). The 1998 Plan also permits Youbet.com to assist a participant to exercise options granted under the 1998 Plan, including paying any tax obligations arising therefrom by making a loan to the participant, permitting the participant to pay the exercise price of the stock option over a term of years or guaranteeing a loan.

                             OPTION GRANTS IN 1998

    The following table sets forth certain information regarding option grants to each of Youbet.com's named executive officers during the year ended December 31, 1998.

                                                                               INDIVIDUAL GRANTS(1)
                                                              -------------------------------------------------------
                                                               NUMBER OF     PERCENT OF
                                                              SECURITIES    TOTAL OPTIONS
                                                              UNDERLYING     GRANTED TO      EXERCISE
                                                                OPTIONS     EMPLOYEES IN       PRICE      EXPIRATION
NAME                                                          GRANTED (1)       1998         PER SHARE       DATE
------------------------------------------------------------  -----------  ---------------  -----------  ------------
Ron W. Luniewski............................................     100,000           12.0%     $    2.50     02/05/2003
                                                                     100             (2)          2.50     12/11/2003

Phillip C. Hermann..........................................      75,000            9.0           2.50     04/30/2008
                                                                   5,000            0.6           2.50     04/30/2003
                                                                     100             (2)          2.50     12/11/2003

Steve A. Molnar.............................................      50,000            6.0           2.50     02/05/2003
                                                                     100             (2)          2.50     12/11/2003

David M. Marshall...........................................         100             (2)          2.50     12/11/2003

Russell M. Fine.............................................         100             (2)          2.50     12/11/2003

Robert M. Fell..............................................         100             (2)          2.50     12/11/2003

---------

(1) Options were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock of Youbet.com.

(2) Less than .1%.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 1998 and the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers at December 31, 1998.

                                                                                                     VALUE
                                                                 NUMBER OF SECURITIES           OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                      SHARES                   OPTIONS AT YEAR-END (1)          AT YEAR-END (2)
                                     ACQUIRED       VALUE     --------------------------  ---------------------------
NAME                                ON EXERCISE   REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----------------------------------  -----------  -----------  -----------  -------------  ------------  -------------
Ron W. Luniewski..................          --           --      175,100         25,000   $    679,388   $    97,000
Phillip C. Hermann................          --           --        5,100         75,000         19,788       291,000
Steve A. Molnar...................          --           --      130,100         20,000        504,788        67,600
David M. Marshall.................          --           --          100             --            388            --
Russell M. Fine...................          --           --          100             --            388            --
Robert M. Fell....................          --           --          100             --            388            --
                                    -----------  -----------  -----------  -------------  ------------  -------------
    TOTAL.........................          --           --      310,600        120,000   $  1,205,128   $   455,600
                                    -----------  -----------  -----------  -------------  ------------  -------------
                                    -----------  -----------  -----------  -------------  ------------  -------------

---------

(1) Options shown were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock. See "1995 Stock Option Plans" and "1998 Stock Option Plans" for a description of the material terms of these options.

(2) The dollar values are calculated by determining the difference between the weighted average exercise price of the options and the market price for the common stock of $6.38 on December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 25, 1998: (1) the names and addresses of each beneficial owner of more than five (5%) of Youbet.com's common stock known to Youbet.com, the number of shares of common stock beneficially owned by each such person, and the percent of Youbet.com's common stock so owned; and (2) the number of shares of common stock beneficially owned, and the percent of Youbet.com's common stock so owned, by each director, and by all directors and officers of Youbet.com as a group. Each person has sole voting and investment power with respect to such shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                        AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER(1)(2)                                            BENEFICIAL OWNER    PERCENT OF CLASS
----------------------------------------------------------------------  --------------------  -----------------
Robert M. Fell........................................................           604,550(3)             4.1
David M. Marshall.....................................................         2,099,015(4)            14.6
Sid Marshall..........................................................           878,222(5)             6.0
  1170-M Pacific Coast Highway
  Malibu, CA 90265
Marshall Gift Trust...................................................           532,250(6)             3.7
  1700 Bank of America Plaza
  300 South Fourth Street
  Las Vegas, NV 80101
Russell M. Fine.......................................................         1,976,491(7)            13.8
Ceasar P. Kimmel......................................................            49,333(8)              .3
Alan Landsburg........................................................            43,333(9)              .3
Jess Rifkind..........................................................            67,333(10)             .5
William H. Roedy......................................................           133,333(11)             .9
Ron W. Luniewski......................................................           120,100(12)             .8
Phillip C. Hermann....................................................            23,850(13)             .2
Steve A. Molnar.......................................................           115,850(14)             .8
All executive officers and directors as a group (11 persons)..........         5,269,955(15)           34.6

---------

*   less than one percent

(1) The address of the above beneficial owners is Youbet.com, Inc., 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California, 90025, unless otherwise noted.

(2) Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet.com common stock.

(3) Includes 100 shares of common stock represented by a fully vested stock option and 400,000 shares of common stock represented by the currently exercisable portion of the Fell Warrant, but does not include the 800,000 shares of common stock represented by the portion of the Fell Warrant which is fully vested but not exercisable within 60 days.

(4) Includes 100 shares of common stock represented by a fully vested stock option and 55,878 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series C--27,939; Series D--27,939. Excludes shares of common stock and common stock purchase warrants owned by Sid Marshall and the Marshall Gift Trust. David M. Marshall is the son of Sid Marshall.

(5) Includes 457,000 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series A--20,000; Series C--345,000; Series D--92,000. Does not include shares of common stock and common stock purchase warrants owned by the Marshall Gift Trust, of which Sid Marshall is the trustee. Sid Marshall is the father of David M. Marshall.

(6) Includes 141,333 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C--80,000; Series D--61,333.

(7) Includes 100 shares of common stock represented by a fully vested stock option and 40,342 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C-- 20,171; Series D--20,171.

(8) Includes 33,333 shares of common stock represented by a stock option exercisable within 60 days of March 25, 1999.

(9) Includes 10,000 shares of common stock represented by 1,000 shares of Series A Convertible Preferred Stock and 33,333 shares of common stock represented by a stock option exercisable within 60 days of March 25, 1999.

(10) Includes 53,333 shares of common stock represented by a stock option exercisable within 60 days of March 25, 1999.

(11) Includes 33,333 shares of common stock represented by a stock option exercisable within 60 days of March 25, 1999.

(12) Consists solely of 120,100 shares of common stock represented by stock options exercisable within 60 days of March 25, 1999.

(13) Consists solely of 23,850 shares of common stock represented by stock options exercisable within 60 days of March 25, 1999.

(14) Consists solely of 115,100 shares of common stock represented by stock options exercisable within 60 days of March 25, 1999.

(15) Includes 429,450 shares of common stock represented by fully vested stock options and stock options exercisable within 60 days of March 25, 1999, 96,220 shares of common stock represented by currently exercisable common stock purchase warrants, 400,000 shares of common stock represented by the currently exercisable portion of the Fell Warrant, and 10,000 shares of common stock represented by 1,000 shares of Series A Convertible Preferred Stock, but does not include the 800,000 shares of common stock represented by the portion of the Fell Warrant which is fully vested but not exercisable within 60 days.

CHANGES IN CONTROL:

    Youbet.com is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of Youbet.com.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1998, David M. Marshall converted $104,773 of his employee deferred compensation into 55,879 shares of common stock (and 27,939 Series C and 27,939 Series D common stock purchase warrants) at $1.875 per share as part of a company wide deferred salary conversion program.

    In June 1998, Russell M. Fine converted $75,640 of his employee deferred compensation into 40,341 shares of common stock (and 20,171 Series C and 20,171 Series D common stock purchase warrants) at $1.875 per share as part of a company wide deferred salary conversion program.

    In June 1998, Youbet.com issued 177,000 Series C common stock purchase warrants as additional consideration for short-term advances of $440,000, of which 90,000 warrants were issued to Sid Marshall, the father of David M. Marshall, and 44,000 warrants were issued to a company associated with Youbet.com's financial and marketing consulting firm.

    In January 1998, Youbet.com commenced a bridge financing, consisting of a secured note with interest at 12% due December 1998, secured by a junior lien on substantially all the assets of Youbet.com and an option to convert into securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing did not consist of common stock), at 75% to 80% of the private placement offering price. Youbet.com issued a total of $2,415,000 of bridge notes of which $1,247,000 were issued to related parties. In July 1998, as a result of the sale of Series A Convertible Preferred Stock, the holders of the bridge notes payable converted such notes into 1,303,319 shares of common stock, including 683,176 shares to related parties, of which 232,821 shares were issued to Sid Marshall, the father of David M. Marshall, and 450,355 shares were issued to companies associated with Youbet.com's financial and marketing consulting firm.

    In June 1998 Youbet.com entered into a Stock Purchase Agreement with certain investors. Pursuant to this agreement Youbet.com sold 200,000 shares of Series A Convertible Preferred Stock for $25.00 per share. Robert M. Fell, David M. Marshall, Jess Rifkind, Caesar Kimmel, Alan Landsburg, William Roedy, Gary N. Jacobs or trusts of which they are beneficiaries purchased 445, 445, 400, 1,600, 1,000, 10,000 and 2,000 shares, respectively.

    In June, 1998, Youbet.com entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,200,000 shares of Youbet.com's common stock (the "Fell Warrant"). The purchase price for the Series A Convertible Preferred Stock acquired by the Fell Trust was $25.00 per share, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price for the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth commencing on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The Fell Warrant also provides that, with certain exceptions, the common stock received upon the exercise of the Fell Warrant may not be sold until one year following the date the shares were first able to be purchased. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Series A Convertible Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998 the Fell Trust converted the Series A Preferred Stock into common stock which remains subject to such pledge.

    In June, 1998 the purchasers of the Series A Convertible Preferred Stock, Russell M. Fine and Youbet.com, entered into a stockholders agreement, under which the parties agreed to vote all shares of Series A Convertible Preferred Stock and common stock beneficially owned by them (determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended) and any stock acquired in the future, for the election to the board of directors of four persons designated by Robert Fell and three persons designated by David Marshall and Russell Fine. The Stockholders Agreement terminates on June 29, 2000. As of March 25, 1999, the Stockholders Agreement covers shares of common stock and Series A Convertible Preferred Stock representing approximately 29.2% of the outstanding voting power of Youbet.com's stock (not including shares of common stock beneficially owned as a result of stock options and warrants).

                                    PART IV.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

    (a) Exhibits:

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
2.1        Acquisition Agreement between PC Totes, Inc. and Embassy Acquisition, Inc. dated as of December 6, 1995
           (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31, 1995.)

3.1        Restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-K dated
           December 31, 1995.)

3.2        By-Laws of Youbet.com (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31,
           1995.)

3.3        Certificate of Designation for Series A Convertible Preferred Stock dated June 18, 1998

10.1       1995 Stock Option Plan (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31,
           1996.)

10.2       1995 Stock Option Plan for Non-Employee Directors (Incorporated herein by reference to Youbet.com's Form
           10-K dated December 31, 1996.)

10.3       Stock Purchase Agreement dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998.)

10.4       Securities Purchase Agreement dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form
           8-K dated June 29, 1998.)

10.5       Stockholders Agreement dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998.)

10.6       Registration Rights Agreement dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form
           8-K dated June 29, 1998.)

10.7       Warrant to Purchase Common Stock dated June 29, 1998 (Incorporated herein by reference to Youbet.com's
           Form 8-K dated June 29, 1998.)

10.8       Employment Agreement between Youbet.com and David M. Marshall dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998.)

10.9       Employment Agreement between Youbet.com and Russell M. Fine dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998.)

10.10      1998 Stock Option Plan

10.11      Services Agreement between Youbet.com and David Marshall, Inc. dated January 1, 1999

10.12      Services Agreement between Youbet.com and Fell & Company, Inc. dated June 29, 1998, amended and restated
           as of March 1, 1999

10.13      Employment Agreement between Youbet.com and Ronald W. Luniewski dated May 1 1998, superceded by an
           Employment Agreement dated February 23, 1999.

10.14      Employment Agreement between Youbet.com and Phillip C. Hermann dated May 1, 1998, superceded by an
           Employment Agreement dated February 23, 1999.

10.15      Telecommunications Facilitation System Agreement between Youbet.com and Mountain Laurel Racing, Inc. and
           Washington Trotting Association, Inc. dated June 23, 1997

10.16      Agreement between Youbet.com and Netixs Communications dated March 3, 1999.

 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------
10.17      Form of Note Purchase Agreement dated April 5, 1999 relating to the 11% Senior Convertible Discount
           Notes.

10.18      Form of 11% Senior Convertible Discount Note.

27         Financial Data Schedule.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                YOUBET.COM, INC.
                                (Registrant)

Date: April 9, 1999             By:              /s/ ROBERT M. FELL
                                     -----------------------------------------
                                                   Robert M. Fell
                                              CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Robert M. Fell and Phillip Hermann, each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with respect to this report or any amendments or supplements hereto in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 1999             By:              /s/ ROBERT M. FELL
                                     -----------------------------------------
                                                   Robert M. Fell
                                            Chief Executive Officer and
                                              Chairman of the Board of
                                                     Directors

Date: April 9, 1999             By:            /s/ DAVID M. MARSHALL
                                     -----------------------------------------
                                                 David M. Marshall
                                                   President and
                                           Vice Chairman of the Board of
                                                     Directors

Date: April 9, 1999             By:             /s/ RUSSELL M. FINE
                                     -----------------------------------------
                                                  Russell M. Fine
                                              Executive Vice President
                                              Chief Technology Officer
                                                    and Director

Date: April 9, 1999             By:            /s/ PHILLIP C. HERMANN
                                     -----------------------------------------
                                                 Phillip C. Hermann
                                              Executive Vice President
                                            and Chief Financial Officer

Date: April 9, 1999             By:             /s/ CAESAR P. KIMMEL
                                     -----------------------------------------
                                                  Caesar P. Kimmel
                                                      Director

Date: April 9, 1999             By:            /s/ ALAN W. LANDSBURG
                                     -----------------------------------------
                                                 Alan W. Landsburg
                                                      Director

Date: April 9, 1999             By:               /s/ JESS RIFKIND
                                     -----------------------------------------
                                                    Jess Rifkind
                                                      Director

Date:                           By:
                                     -----------------------------------------
                                                  William H. Roedy
                                                      Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Certified Public Accountants--BDO Seidman, LLP.......................................        F-1

Independent Accountants' Report--Weinbaum & Yalamanchi.....................................................        F-2

Consolidated Balance Sheets--December 31, 1997 and 1998....................................................        F-3

Consolidated Statements of Operations--Years Ended December 31, 1996, 1997 and 1998, and 1995 through
  1998.....................................................................................................        F-4

Consolidated Statements of Stockholders' Equity (Deficiency)--Years Ended December 31, 1995, 1996, 1997 and
  1998.....................................................................................................        F-5

Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1997 and 1998, and 1995 through
  1998.....................................................................................................        F-8

Notes to Consolidated Financial Statements--Years Ended December 31, 1996, 1997 and 1998, and 1995 through
  1998.....................................................................................................       F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Youbet.com, Inc.
Los Angeles, California

    We have audited the accompanying consolidated balance sheet of Youbet.com, Inc. (formerly You Bet International, Inc.) and subsidiaries (a development stage company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. We have also audited the consolidated statements of operations and cash flows for the period from inception of development stage (January 1, 1995) through December 31, 1998 (Note 1), except that we did not audit these financial statements for the period from inception of development stage (January 1, 1995) to December 31, 1996 (Note 1); those statements were audited by other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. (a development stage company) and subsidiaries as of December 1998 and 1997, and the results of their operations and their cash flows for the years then ended and the cumulative period from January 1, 1997 to December 31, 1998, in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

Los Angeles, California
March 25, 1999, except for Note 11,
  which is as of April 6, 1999

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders of
Youbet.com, Inc. (formerly YouBet International, Inc.)
(a development stage company)
Los Angeles, California

    We audited Youbet.com, Inc.'s (Youbet) accompanying consolidated statements of operations, stockholders' (deficiency) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of Youbet's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Youbet's financial position, results of operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          WEINBAUM & YALAMANCHI

Los Angeles, California
April 10, 1998

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                     YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS (Note 5)
Current assets:
  Cash.............................................................................  $      52,895  $   1,540,616
  Stock subscriptions receivable (Note 6a and 6c)..................................             --      2,100,000
  Receivables......................................................................          6,158         50,364
  Prepaid expenses.................................................................         49,315         22,344
  Other current assets.............................................................          4,288         11,317
                                                                                     -------------  -------------
    Total current assets...........................................................        112,656      3,724,641
                                                                                     -------------  -------------
Property and equipment (Notes 4 and 7).............................................      1,260,411      1,700,211
Less: Accumulated depreciation and amortization....................................       (423,177)      (820,535)
                                                                                     -------------  -------------
Property and equipment, net........................................................        837,234        879,676
                                                                                     -------------  -------------
Deferred financing costs, net of amortization......................................             --         31,395
Deposits...........................................................................         53,963         17,537
                                                                                     -------------  -------------
    Total assets...................................................................  $   1,003,853  $   4,653,249
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable.................................................................  $     910,278  $     984,258
  Accrued compensation and related items...........................................        503,467        144,252
  Accrued interest payable.........................................................        116,892             --
  Other accrued expenses...........................................................        341,108        451,127
  Advances and bridge loans payable (Note 5):
    Related parties................................................................        390,000             --
    Unrelated parties..............................................................        300,000             --
  State income taxes payable (Note 9)..............................................          6,400             --
  Current portion of capitalized lease obligations (Note 7)........................        283,695        220,317
                                                                                     -------------  -------------
    Total current liabilities......................................................      2,851,840      1,799,954
Capitalized lease obligations, less current portion (Note 7).......................             --         60,134
                                                                                     -------------  -------------
    Total liabilities..............................................................      2,851,840      1,860,088
                                                                                     -------------  -------------
Commitments and contingencies (Notes 3, 7 and 8)
Stockholders' equity (deficiency) (Note 6):
  Preferred stock, $.001 par value (aggregate liquidation preference of
    $2,677,750); authorized--1,000,000 shares; issued and outstanding--0 share and
    107,110 shares at December 31, 1997 and 1998, respectively.....................             --            107
  Common stock, $.001 par value; authorized--50,000,000 shares; issued and outstanding and issuable--9,603,994 shares and 13,970,268 shares at December
    31, 1997 and 1998, respectively................................................          9,604         13,970
  Additional paid-in capital.......................................................     23,413,989     42,326,397
  Accumulated deficit during development stage.....................................    (23,964,394)   (37,825,941)
  Deferred compensation (Note 6d)..................................................     (1,307,186)    (1,161,372)
  Stock notes receivable (Note 6c).................................................             --       (560,000)
                                                                                     -------------  -------------
    Total stockholders' equity (deficiency)........................................     (1,847,987)     2,793,161
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity (deficiency)........................  $   1,003,853  $   4,653,249
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

                                                                                                        1995
                                                                                                      THROUGH
                                                                                                        1998
                                                        1996            1997            1998          (NOTE 1)
                                                   --------------  --------------  --------------  --------------
Revenues.........................................  $           --  $           --  $      263,793  $      263,793
Operating expenses:
  Network operations.............................         220,721         665,399       1,287,295       2,173,415
  Research and development.......................       1,389,883       1,253,663       1,267,153       4,228,766
  Sales and marketing............................         663,572         710,532       1,404,752       2,778,856
  General and administrative.....................       1,441,439       1,804,176       2,740,603       6,179,563
  Depreciation and amortization..................         122,673         307,935         397,357         830,821
  Non-cash compensation (Note 6d)................         102,263       2,176,182       4,262,963       6,579,883
                                                   --------------  --------------  --------------  --------------
  Total operating expenses.......................       3,940,551       6,917,887      11,360,123      22,771,304
                                                   --------------  --------------  --------------  --------------
Loss from operations.............................      (3,940,551)     (6,917,887)    (11,096,330)    (22,507,511)
Other income (expense):
  Interest expense...............................         (15,154)       (390,471)       (331,763)       (770,921)
  Amortization of deferred financing costs.......              --              --        (119,546)       (119,546)
  Discount on conversion of bridge loans,
    accounts payable and employee deferred
    salaries into common stock and warrants (Note
    6a)..........................................              --        (573,348)       (849,963)     (1,423,311)
  Fair value of warrants issued for financing
    costs (Note 6d)..............................              --      (3,656,202)     (1,405,684)     (5,061,886)
  Release of forfeiture restrictions on common
    stock owned by officers/ major stockholders
    (Note 6b)....................................              --      (7,875,000)             --      (7,875,000)
  Interest income................................          78,000           1,145          70,627         163,974
  Consulting revenues............................           7,725           5,400              --         164,602
  Other..........................................           9,875            (831)       (126,488)        (97,444)
                                                   --------------  --------------  --------------  --------------
  Total other income (expense)...................          80,446     (12,489,307)     (2,762,817)    (15,019,532)
                                                   --------------  --------------  --------------  --------------
Loss before provision for state income and
franchise taxes..................................      (3,860,105)    (19,407,194)    (13,859,147)    (37,527,043)
Provision for state income and franchise taxes
(Note 9).........................................          (4,629)         (9,644)         (2,400)        (19,073)
                                                   --------------  --------------  --------------  --------------
Net loss.........................................  $   (3,864,734) $  (19,416,838) $  (13,861,547) $  (37,546,116)
                                                   --------------  --------------  --------------  --------------
                                                   --------------  --------------  --------------  --------------
Net loss per common share--basic and diluted.....  $        (0.67) $        (3.06) $        (1.32)
                                                   --------------  --------------  --------------
                                                   --------------  --------------  --------------
Weighted average number of common shares
outstanding......................................       5,730,333       6,355,352      10,534,905
                                                   --------------  --------------  --------------
                                                   --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.
                     (FORMERLY YOU BET INTERNATIONAL, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               YEARS ENDED DECEMBER 31, 1995, 1996, 1997 AND 1998

                                                                PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                                            ------------------------  ----------------------    PAID-IN
                                                              SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL
                                                            -----------  -----------  ---------  -----------  -----------
BALANCE, January 1, 1995..................................          --    $      --     343,333   $     343   $    21,657
Issuance of shares in reverse merger (Note 1).............          --           --   5,800,000       5,800      (522,796)
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................          --           --   1,490,000       1,490     3,723,510
Costs of private placement................................          --           --          --          --      (575,860)
Shares issued as underwriters compensation ($2.50 per
  share) (Note 6a)........................................          --           --     200,000         200       499,800
Shares issued in exchange for debt ($2.50 per share) (Note
  6a).....................................................          --           --     238,000         238       594,762
Stock options issued for services.........................          --           --          --          --       289,575
Amortization of deferred compensation.....................          --           --          --          --            --
Net loss for the year.....................................          --           --          --          --            --
                                                                    --
                                                                                ---   ---------  -----------  -----------
BALANCE, December 31, 1995................................          --           --   8,071,333       8,071     4,030,648
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................          --           --     212,000         212       529,788
Costs of private placement (Note 6a)......................          --           --          --          --      (278,025)
Stock options issued for services rendered (Note 6d)......          --           --          --          --       128,250
Amortization of deferred compensation (Note 6d)...........          --           --          --          --            --
Net loss for the year.....................................          --           --          --          --            --
                                                                    --
                                                                                ---   ---------  -----------  -----------
BALANCE, December 31, 1996................................          --           --   8,283,333       8,283     4,410,661
Shares issued as payment for amounts due to vendors and
  employees ($2.50 per share for vendors and $1.88 per
  share for employee services) (Note 6a)..................          --           --      27,433          28        61,410
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................          --           --     897,760         898     2,243,502
Costs of private placement (Note 6a)......................          --           --          --          --      (291,020)
Shares issued to bridge loan investors for conversion into
  common stock and warrants ($1.88 per share) (Note 6a)...          --           --     895,468         895     1,678,105

                                                       (continued)

                                                                                             STOCK
                                                            ACCUMULATED     DEFERRED         NOTES
                                                              DEFICIT     COMPENSATION    RECEIVABLE       TOTAL
                                                            ------------  -------------  -------------  -----------
BALANCE, January 1, 1995..................................   $ (279,825)   $        --     $      --    $  (257,825)
Issuance of shares in reverse merger (Note 1).............           --             --            --       (516,996)
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................           --             --            --      3,725,000
Costs of private placement................................           --             --            --       (575,860)
Shares issued as underwriters compensation ($2.50 per
  share) (Note 6a)........................................           --             --            --        500,000
Shares issued in exchange for debt ($2.50 per share) (Note
  6a).....................................................           --             --            --        595,000
Stock options issued for services.........................           --       (289,575)           --             --
Amortization of deferred compensation.....................           --         38,475            --         38,475
Net loss for the year.....................................     (402,997)            --            --       (402,997)

                                                            ------------  -------------          ---    -----------
BALANCE, December 31, 1995................................     (682,822)      (251,100)           --      3,104,797
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................           --             --            --        530,000
Costs of private placement (Note 6a)......................           --             --            --       (278,025)
Stock options issued for services rendered (Note 6d)......           --       (128,250)           --             --
Amortization of deferred compensation (Note 6d)...........           --        102,263            --        102,263
Net loss for the year.....................................   (3,864,734)            --            --     (3,864,734)

                                                            ------------  -------------          ---    -----------
BALANCE, December 31, 1996................................   (4,547,556)      (277,087)           --       (405,699)
Shares issued as payment for amounts due to vendors and
  employees ($2.50 per share for vendors and $1.88 per
  share for employee services) (Note 6a)..................           --             --            --         61,438
Shares issued in private placement ($2.50 per share) (Note
  6a).....................................................           --             --            --      2,244,400
Costs of private placement (Note 6a)......................           --             --            --       (291,020)
Shares issued to bridge loan investors for conversion into
  common stock and warrants ($1.88 per share) (Note 6a)...           --             --            --      1,679,000
                                                       (co

                                YOUBET.COM, INC.
                     (FORMERLY YOU BET INTERNATIONAL, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
               YEARS ENDED DECEMBER 31, 1995, 1996, 1997 AND 1998

                                                        PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                                     ----------------------  ----------------------    PAID-IN      ACCUMULATED
                                                      SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL        DEFICIT
                                                     ---------  -----------  -----------  ---------  ------------  -------------
Shares returned to Company for cancellation by
  officers/major stockholders ($0.001 per share)
  (Note 6b)........................................         --          --      (750,000)      (750)          750             --
Release of forfeiture restrictions on common stock
  owned by officers/major stockholders ($4.50 per
  share) (Note 6b).................................         --          --            --         --     7,875,000             --
Discount on conversion of bridge loans, accounts
  payable and employee deferred salaries into
  common stock and warrants (Note 5)...............         --          --            --         --       573,348             --
Shares issued as finders fees for capital raising
  transactions (Note 6a)...........................         --          --       250,000        250          (250)            --
Amortization of deferred compensation (Note 6d)....         --          --            --         --            --             --
Fair value of stock options and warrants issued
  (Note 6d)........................................         --          --            --         --     6,862,483             --
Net loss for the year..............................         --          --            --         --            --    (19,416,838)
                                                     ---------       -----   -----------  ---------  ------------  -------------
BALANCE, December 31, 1997.........................         --          --     9,603,994      9,604    23,413,989    (23,964,394)
Warrants exercised and converted to stock (Note
  6a)..............................................         --          --       355,000        355     1,068,645             --
Shares issued as payment for amounts due to vendors
  and employees ($2.50 per share for vendors and
  $1.88 per share for employee services) (Note
  6a)..............................................         --          --        27,603         28        69,510             --
Shares issued as payment for amounts due to
  officers and directors ($1.88 per share) (Note
  6a)..............................................         --          --        96,220         96       180,317             --
Shares issued through financing activities ($3.94
  per share) (Note 6a).............................         --          --        20,000         20        78,730             --
Shares issued to bridge loan investors for
  conversion into common stock and warrants ($1.88
  per share for 1997 loans and $2.00 per share for
  1998 loans) (Note 6a)............................         --          --     1,513,551      1,513     2,999,217             --
Preferred shares issued in private placement
  ($25.00 per share) (Note 6c).....................    262,500         262            --         --     6,562,238             --

                                                          (continued)

                                                                      STOCK
                                                       DEFERRED       NOTES
                                                     COMPENSATION   RECEIVABLE      TOTAL
                                                     -------------  ----------  -------------
Shares returned to Company for cancellation by
  officers/major stockholders ($0.001 per share)
  (Note 6b)........................................            --           --             --
Release of forfeiture restrictions on common stock
  owned by officers/major stockholders ($4.50 per
  share) (Note 6b).................................            --           --      7,875,000
Discount on conversion of bridge loans, accounts
  payable and employee deferred salaries into
  common stock and warrants (Note 5)...............            --           --        573,348
Shares issued as finders fees for capital raising
  transactions (Note 6a)...........................            --           --             --
Amortization of deferred compensation (Note 6d)....       167,965           --        167,965
Fair value of stock options and warrants issued
  (Note 6d)........................................    (1,198,064)          --      5,664,419
Net loss for the year..............................            --           --    (19,416,838)
                                                     -------------  ----------  -------------
BALANCE, December 31, 1997.........................    (1,307,186)          --     (1,847,987)
Warrants exercised and converted to stock (Note
  6a)..............................................            --           --      1,069,000
Shares issued as payment for amounts due to vendors
  and employees ($2.50 per share for vendors and
  $1.88 per share for employee services) (Note
  6a)..............................................            --           --         69,538
Shares issued as payment for amounts due to
  officers and directors ($1.88 per share) (Note
  6a)..............................................            --           --        180,413
Shares issued through financing activities ($3.94
  per share) (Note 6a).............................            --           --         78,750
Shares issued to bridge loan investors for
  conversion into common stock and warrants ($1.88
  per share for 1997 loans and $2.00 per share for
  1998 loans) (Note 6a)............................            --           --      3,000,730
Preferred shares issued in private placement
  ($25.00 per share) (Note 6c).....................            --     (490,000)     6,072,500


                                YOUBET.COM, INC.
                     (FORMERLY YOU BET INTERNATIONAL, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
               YEARS ENDED DECEMBER 31, 1995, 1996, 1997 AND 1998

                                                         PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                                      ----------------------  -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES      AMOUNT        SHARES      AMOUNT      CAPITAL        DEFICIT
                                                      ---------  -----------  ------------  ---------  ------------  -------------
Cost of private placement (Note 6c).................         --          --             --         --      (360,909)            --
Proceeds from the sale of warrants (Note 6c)........         --          --             --         --         4,531             --
Warrants purchased by officers (Note 6c)............         --          --             --         --        75,000             --
Preferred stock converted to common shares (Note
  6c)...............................................   (155,390)       (155)     1,553,900      1,554        (1,399)            --
Shares issued in private placement ($2.50 per share)
  (Note 6a).........................................         --          --        800,000        800     1,999,200             --
Cost of private placement (Note 6a).................         --          --             --         --      (120,000)            --
Discount on conversion of bridge loans, accounts
  payable and employee deferred salaries into common
  stock and warrants (Note 5).......................         --          --             --         --       849,963             --
Fair value of warrants issued for financing costs
  (Note 6d).........................................         --          --             --         --     1,405,684             --
Non-cash compensation (Note 6d).....................         --          --             --         --     4,196,881             --
Cancellation of warrants (Note 6d)..................         --          --             --         --       (95,200)            --
Amortization of deferred compensation (Note 6d).....         --          --             --         --            --             --
Net loss for the year...............................         --          --             --         --            --    (13,861,547)
                                                      ---------       -----   ------------  ---------  ------------  -------------
BALANCE, December 31, 1998..........................    107,110   $     107     13,970,268  $  13,970  $ 42,326,397  $ (37,825,941)
                                                      ---------       -----   ------------  ---------  ------------  -------------
                                                      ---------       -----   ------------  ---------  ------------  -------------

                                                                       STOCK
                                                        DEFERRED       NOTES
                                                      COMPENSATION   RECEIVABLE      TOTAL
                                                      -------------  ----------  -------------
Cost of private placement (Note 6c).................            --           --       (360,909)
Proceeds from the sale of warrants (Note 6c)........            --           --          4,531
Warrants purchased by officers (Note 6c)............            --      (70,000)         5,000
Preferred stock converted to common shares (Note
  6c)...............................................            --           --             --
Shares issued in private placement ($2.50 per share)
  (Note 6a).........................................            --           --      2,000,000
Cost of private placement (Note 6a).................            --           --       (120,000)
Discount on conversion of bridge loans, accounts
  payable and employee deferred salaries into common
  stock and warrants (Note 5).......................            --           --        849,963
Fair value of warrants issued for financing costs
  (Note 6d).........................................            --           --      1,405,684
Non-cash compensation (Note 6d).....................    (1,434,988)          --      2,761,893
Cancellation of warrants (Note 6d)..................            --           --        (95,200)
Amortization of deferred compensation (Note 6d).....     1,580,802           --      1,580,802
Net loss for the year...............................            --           --    (13,861,547)
                                                      -------------  ----------  -------------
BALANCE, December 31, 1998..........................   $(1,161,372)  $ (560,000) $   2,793,161
                                                      -------------  ----------  -------------
                                                      -------------  ----------  -------------

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998
                          INCREASE (DECREASE) IN CASH

                                                                 1996        1997         1998
                                                              ----------  -----------  -----------
                                                                                                       1995
                                                                                                      THROUGH
                                                                                                       1998
                                                                                                    -----------
                                                                                                     (NOTE 1)
Cash flows from operating activities:
  Net loss..................................................  $(3,864,734) $(19,416,838) $(13,861,547) $(37,546,116)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................     122,673      307,935      397,357      830,821
      Amortization of deferred financing....................          --           --      119,546      119,546
      Other losses..........................................          --           --       70,640       70,640
      Reduction of loan from settlement agreement...........          --           --           --      (20,000)
      Settlement of accounts payable and accrued
        liabilities.........................................          --      280,438      520,212      800,650
      Non-cash compensation.................................     102,263    2,176,182    4,262,963    6,579,883
      Discount on conversion of bridge loans, accounts
        payable and employee deferred salaries into common
        stock and warrants..................................          --      573,348      849,963    1,423,311
      Fair value of warrants issued for financing costs.....          --    3,656,202    1,405,684    5,061,886
      Release of forfeiture restrictions on common stock
        owned by officers/major stockholders................          --    7,875,000           --    7,875,000
      Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables.........................................      28,100        1,350      (44,206)     (20,364)
        Prepaid expenses....................................    (143,238)      93,923       10,296      (39,019)
        Other current assets................................        (632)       1,708       16,532       12,244
        Deposits............................................     (53,963)          --      (17,537)     (71,500)
      Increase (decrease) in:
        Accounts payable....................................     568,385       82,679       73,980      984,258
        Accrued compensation and related items..............     146,712      311,542     (374,065)     115,996
        Accrued interest payable............................       1,250      115,642      (71,128)      28,685
        Other accrued expenses..............................     258,901       76,797      110,019      451,127
        State income taxes payable..........................       2,020        1,980       (6,400)        (800)
                                                              ----------  -----------  -----------  -----------
Net cash used in operating activities.......................  (2,832,263)  (3,862,112)  (6,537,690) (13,343,751)
                                                              ----------  -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (790,152)    (132,356)    (359,800)  (1,363,318)
                                                              ----------  -----------  -----------  -----------
Net cash used in investing activities.......................    (790,152)    (132,356)    (359,800)  (1,363,318)
                                                              ----------  -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......          --           --    1,069,000    1,069,000
  Increase in deferred financing costs......................          --           --      (96,000)     (96,000)
  Proceeds from lease financing.............................          --      150,261           --      150,261
  Proceeds from sale of securities, net of offering costs...     251,975    1,953,380    5,501,122   10,855,617
  Proceeds from advances and bridge loans:
    Related parties.........................................     200,000      844,000      888,875    2,218,862
    Unrelated parties.......................................          --    1,315,000    1,190,000    2,505,000
  Repayments of advances:
    Related parties.........................................          --     (104,000)     (23,875)    (127,875)
    Unrelated parties.......................................          --     (105,000)     (30,000)    (135,000)
  Payments on capitalized lease obligations.................     (40,150)     (93,596)    (113,911)    (247,657)
                                                              ----------  -----------  -----------  -----------
Net cash provided by financing activities...................     411,825    3,960,045    8,385,211   16,192,208
                                                              ----------  -----------  -----------  -----------

                                  (continued)

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998
                          INCREASE (DECREASE) IN CASH

                                                                                   1995
                                                                                  THROUGH
                                                  1996       1997       1998       1998
                                               ----------  ---------  ---------  ---------
  Net increase (decrease) in cash and cash
    equivalents..............................  (3,210,590)   (34,423) 1,487,721  1,485,139
  Cash and cash equivalents at beginning of
    period...................................   3,297,908     87,318     52,895     55,477
                                               ----------  ---------  ---------  ---------
  Cash and cash equivalents at end of
    period...................................  $   87,318  $  52,895  $1,540,616 $1,540,616
                                               ----------  ---------  ---------  ---------
                                               ----------  ---------  ---------  ---------

Supplemental disclosure of cash flow
  information:
  Cash paid for:
    Interest.................................  $   12,627  $  27,364  $  26,780  $ 117,383
    State income taxes.......................       1,756      6,443      6,166     15,165
                                               ----------  ---------  ---------  ---------
                                               ----------  ---------  ---------  ---------

Non-cash investing and financing activities:
  Equipment acquired under capital leases....  $  267,180  $      --  $  80,000  $ 347,180
  Reduction of loan from settlement
    agreement................................          --         --         --    (20,000)
  Additions to deferred compensation.........     128,250         --  1,434,988  1,852,813
  Advances and bridge loans, including
    accrued interest, converted into common
    stock and warrants:
      Related parties........................          --    632,500  1,366,365  1,998,865
      Unrelated parties......................          --  1,046,500  1,634,504  2,681,004
  Conversion of accounts payable and accrued
    compensation into common stock...........          --     61,438    249,951    311,389
                                               ----------  ---------  ---------  ---------
                                               ----------  ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

    Youbet.com, Inc., a Delaware corporation (formerly known as You Bet International, Inc.), You Bet!, Inc., a Delaware corporation and a wholly-owned subsidiary of Youbet.com, Inc., and Middelware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc., are collectively referred to herein as the "Company". Youbet.com, Inc. is the successor to You Bet International, Inc. through a merger transaction effective January 22, 1999. All intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

    Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to subscribers is The You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

DEVELOPMENT STAGE

    As of December 31, 1998, the Company is considered to be a development stage entity, as it has not realized a significant amount of revenues from planned principal operations. Accordingly, the Company has provided cumulative consolidated statements of operations, consolidated statements of stockholders' equity (deficiency) and consolidated statements of cash flows for the period from inception of development stage (January 1, 1995) through December 31, 1998.

ORGANIZATION

    On December 6, 1995, Continental Embassy Acquisition, Inc. ("CEA"), a public shell which was organized in Utah in 1987, acquired 100% of the outstanding capital stock of You Bet!, Inc., a Delaware corporation, in exchange for the issuance of 5,800,000 shares of common stock, including 5,710,000 shares of common stock to two officers/major stockholders of the Company (who were the founders of the Company's predecessor entity), their nominees and a stockholder related to one of the officers. In conjunction with the contemporaneous 1995 private placement of the Company's securities as described at Note 6, 2,500,000 of the 5,710,000 shares were deemed subject to forfeiture by the holders under certain conditions, also as described at Note 6b. Concurrent with this transaction, CEA reincorporated in the State of Delaware and changed its name to You Bet International, Inc., and the management of You Bet!, Inc. became the management of You Bet International, Inc. For accounting purposes, the acquisition of You Bet!, Inc. by You Bet International, Inc. has been treated as a reverse acquisition of You Bet!, Inc. with You Bet!, Inc. considered the acquiror. The operating results reflected in the accompanying financial statements, where 1995 through 1998 amounts are presented, do not include CEA's operating activities prior to the You Bet!, Inc. acquisition, as the amounts are not significant.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company recognizes revenue as wagers are placed (see Note 3). The Company also recognizes revenue from monthly subscription fees as earned and from the sale of handicapping information as used by subscribers.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product and continues until the product is available for sale or use. The Company's software, which is marketed to customers, includes the You Bet Network
(YBN), an internet site developed by the Company, and software which customers install on their personal computers in order to access the YBN. Management believes technological feasibility was achieved in early 1998, and the Company's network became available for general release to customers shortly thereafter. Capitalizable software costs incurred subsequent to establishing technological feasibility have not been capitalized due to the uncertainty surrounding the recoverability of these costs. The Company has determined that software development costs to date should properly be charged to operations. Since the Company's software has become available for use, the Company has expensed maintenance costs as incurred.

PROPERTY AND EQUIPMENT

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

INCOME TAXES

    The Company accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOSS PER SHARE

    Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1996, 1997 and 1998.

    For the year ended December 31, 1996, potential dilutive securities representing 1,026,364 outstanding stock options, 1,387,188 outstanding common stock purchase warrants, and $200,000 of convertible notes, are not included in the earnings per share calculation since their effect would be antidilutive.

    For the year ended December 31, 1997, potential dilutive securities representing 1,121,433 outstanding stock options, 5,896,011 outstanding common stock purchase warrants, and $345,000 of convertible notes, are not included in the earnings per share calculation since their effect would be antidilutive.

    As of December 31, 1998, potential dilutive securities representing 10,804,038 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 1,914,212 outstanding stock options, 7,818,726 outstanding common stock purchase warrants, and 107,110 shares of preferred stock convertible into 1,071,100 shares of common stock. Basic and diluted earnings per share are the same for all periods presented.

    During 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions, and were excluded from the calculation of net loss per share in 1997. The forfeiture provisions were released effective December 31, 1997, in exchange for the return to the Company and cancellation of 750,000 of such shares. See Note 6b for additional information.

STOCK-BASED COMPENSATION

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. The provisions of this Statement allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose the pro forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock.

    In accordance with this Statement, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value of the award as determined by the pricing model at grant date or other measurement date above the amount an employee must pay to acquire the stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's financial instruments, consisting primarily of stock subscriptions receivable, accounts payable, notes payable and capitalized lease obligations, approximates fair value due to the maturity of these financial instruments and the borrowing costs to the Company.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", during the year ended December 31, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement did not have an impact on the Company's current disclosures and presentation.

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the year ended December 31, 1998. This Statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Because the Company operates within a single operating segment, adoption of this statement did not have an impact on the Company's current disclosures and presentation.

    In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS No. 132), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) year beginning January 1, 1998. Adoption of SFAS No. 132 did not have an effect on the Company's financial statement presentation and disclosures.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to have any effect on its financial statements.

NOTE 3--AGREEMENT WITH LADBROKE

    Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., (collectively, "Ladbroke"), operate horseracing operations within the State of Pennsylvania. Effective June 23, 1997, the Company and Ladbroke entered into a Telecommunications Facilitation System Agreement (the "Ladbroke Agreement"), which provides that the Company will facilitate interactive telecommunications between subscribers to The You Bet Network and Ladbroke's horseracing activities. The Ladbroke Agreement contains certain exclusivity provisions during the first two years of the agreement, and also provides Ladbroke with the right to receive the benefit of any more favorable terms should the Company enter into a subsequent agreement with another horseracing facility. The Ladbroke Agreement provides for a term of five years subsequent to the first transmission of live wagering information over The You Bet Network to an end user. The initial transmissions of live wagering information over The You Bet Network commenced during January 1998. As a result, the term of the Ladbroke Agreement is through January 2003.

    The Company is entitled to receive on a weekly basis one-half of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Net commissions are calculated as gross commissions generated from wagers, less state taxes and certain direct costs. The Ladbroke Agreement contains provisions allowing the termination of the agreement by either party at any time prior to January 2003, in the event that net commissions are, or are projected in good faith by either party to the agreement, to be less than $1,000,000 for either the initial eighteen month period ending June 1999, or for any full twelve month period during the term of the agreement subsequent to the initial eighteen month period.

    During the year ended December 31, 1998, all of the Company's revenues were generated from the Ladbroke Agreement, and the Company expects that approximately one-half of its revenues during the year ending December 31, 1999 will also be generated from the Ladbroke Agreement. The Company currently estimates that net commissions will exceed $1,000,000 during the initial eighteen month period ending June 1999. However, should net commissions be less than $1,000,000 during such eighteen month

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 3--AGREEMENT WITH LADBROKE (CONTINUED) period, Ladbroke could elect to terminate the agreement, which could have a material adverse effect on the Company's business plans and capital raising efforts.

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1997 and 1998:

                                                                        1997          1998
                                                                    ------------  ------------
Computer equipment................................................  $    602,449  $  1,015,411
Office furniture and equipment....................................       176,987       202,504
Leasehold improvements............................................        63,534        64,855
Assets under capital leases (Note 7)..............................       417,441       417,441
                                                                    ------------  ------------
                                                                       1,260,411     1,700,211
Less: Accumulated depreciation and amortization...................      (423,177)     (820,535)
                                                                    ------------  ------------
                                                                    $    837,234  $    879,676
                                                                    ------------  ------------
                                                                    ------------  ------------

    At December 31, 1997 and 1998, accumulated depreciation and amortization included $131,352 and $113,540, respectively, related to assets under capital leases.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 5--ADVANCES AND BRIDGE LOANS PAYABLE

    Advances and bridge loans consisted of the following at December 31, 1997 and 1998:

                                                                                         RELATED       UNRELATED
                                                                                         PARTIES        PARTIES
                                                                                      -------------  -------------
ADVANCES
Balance, January 1, 1997............................................................  $          --  $          --
Add: New loans......................................................................        594,000        105,000
Less: Repayments....................................................................       (104,000)      (105,000)
     Converted into 1997 bridge financing...........................................       (100,000)            --
                                                                                      -------------  -------------
Balance, December 31, 1997..........................................................        390,000             --
Add: New loans......................................................................        508,875        105,000
Less: Repayments....................................................................        (23,875)       (30,000)
     Converted into 1998 bridge financing...........................................       (875,000)       (75,000)
                                                                                      -------------  -------------
Balance, December 31, 1998..........................................................  $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------
BRIDGE LOANS PAYABLE
Balance, January 1, 1997............................................................  $     200,000  $          --
Add: New loans......................................................................        250,000      1,210,000
     Converted from advances........................................................        100,000             --
Less: Converted into common stock and warrants......................................       (550,000)      (910,000)
                                                                                      -------------  -------------
Balance, December 31, 1997..........................................................             --        300,000
Add: New loans......................................................................        380,000      1,085,000
     Converted from advances........................................................        875,000         75,000
Less: Conversion of 1997 bridge loans into common stock and warrants................             --       (300,000)
     Conversion of 1998 bridge loans into common stock..............................     (1,255,000)    (1,160,000)
                                                                                      -------------  -------------
Balance, December 31, 1998..........................................................  $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    Interest expense with respect to bridge loans payable aggregated $264,000 during 1997, including $82,500 to related parties. Additional financing cost was also incurred during 1997 as a result of the issuance of an aggregate of 966,000 Series C common stock purchase warrants to the parties that provided unsecured advances during 1997 and to the participants in the 1997 bridge financing, including 456,000 warrants to related parties. As a result, the Company recorded a charge to operations of $2,949,420 in 1997, including $1,504,580 allocable to related parties, as more fully described at Note 6a.

    Interest expense with respect to bridge loans and advances payable aggregated $240,730 during 1998, including $111,365 to related parties. Additional financing cost was also incurred during 1998 as a result of the issuance of an aggregate of 177,000 Series C and 105,117 Series D common stock purchase warrants to the parties that provided unsecured advances during 1998 and to the participants in the 1998 bridge financing, including 134,000 warrants to related parties. As a result, the Company recorded a charge to operations of $910,099 in 1998, including $500,600 allocable to related parties, as more fully described at Note 6a.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 5--ADVANCES AND BRIDGE LOANS PAYABLE (CONTINUED)
CONVERSION DISCOUNT

    As part of the consideration for making the 1997 bridge loans, the Company agreed at the time the bridge loans were funded to give the bridge investors the option to convert their bridge loans, including accrued interest, into the subsequent private placement securities at the lesser of $25,000 per unit or 75% of the private placement offering price. As a result, bridge investors exchanged their bridge loans for units offered in the private placement at the rate of $18,750 per unit, equivalent to a 25% discount from the $25,000 private placement price. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, representing the aggregate discount of $559,667, including $210,834 allocable to related parties.

    As part of the consideration for making the 1998 bridge loans, the Company granted the investors the option to convert their bridge loans, including accrued interest, into the securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing is not a common stock financing), at 75% to 80% of the private placement offering price, representing discounts of 20% to 25%. As a result of the sale of preferred stock on June 29, 1998 as described in Note 6c, the difference between the fair value of the Company's common stock of $2.50 per share on June 29, 1998 (as determined by an investment and merchant banking firm) and the effective conversion rates ranging from $1.875 to $2.00 per share, was recognized as a charge to operations. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, representing the aggregate discount of $849,963, including $341,588 allocable to related parties.

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY)

A.  ISSUANCE OF COMMON STOCK AND WARRANTS

    Concurrent with the completion of the reverse merger discussed in Note 1, the Company completed a private placement offering of securities to investors. The Company sold 149 units at $25,000 per unit. Each unit consisted of 10,000 shares of common stock and 5,000 Series A common stock purchase warrants exercisable at $5.25 per share and expiring two years from the date on which a registration statement registering the warrants is declared effective. Total offering costs of $575,860 were charged against the gross proceeds of $3,725,000, resulting in net proceeds of $3,149,140. As a result of the sale of 149 units under this private placement offering in 1995, the Company issued a total of 1,490,000 shares of common stock and 745,000 Series A common stock purchase warrants.

    In 1995, the Company issued 200,000 shares of common stock and Series B common stock purchase warrants representing the right to purchase 417,188 shares of common stock as commission to the placement agent of the private placement offering, which were valued at $500,000. The Series B common stock purchase warrants are exercisable at $3.12.

    In conjunction with the closing of the reverse merger and private placement offering in 1995, bridge loans payable aggregating $250,000 were exchanged for 10 units of common stock and Series A common stock purchase warrants, and advances aggregating $345,000, including $100,000 from a related party, were exchanged for 13.8 units of common stock and Series A common stock purchase warrants. As a result of

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED) the issuance of 23.8 units, the Company issued an aggregate of 238,000 shares of common stock and 119,000 Series A common stock purchase warrants, including 40,000 shares and 20,000 Series A common stock purchase warrants to a related party.

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

    In conjunction with the 1997 private placement offering, the Company issued 690,275 Series E common stock purchase warrants to finders exercisable at $3.125 per share through November 2000. The Series E common stock purchase warrants had an aggregate fair value of $1,891,354. The Company also issued 250,000 common stock shares to finders.

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

    During 1998, in conjunction with the restructuring of a capital lease obligation, the Company issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000 (Note 7).

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    During 1998, the Company issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469 and charged to operations.

    During 1998, the Company issued 1,513,551 shares of common stock (and 105,117 Series D common stock purchase warrants) in conjunction with the conversion of bridge financing notes with a principal balance of $2,715,000 and accrued interest of $285,730.

    During 1998, the Company issued 355,000 shares of common stock to four individuals, including two former officers, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to the Company of $1,069,000.

    During 1998, the Company issued 11,200 shares of common stock (and 5,600 Series D common stock purchase warrants) in conjunction with the conversion of vendor debt of $28,000 into common stock.

    During 1998, the Company issued 110,123 shares of common stock (and 55,063 Series C and 55,063 Series D common stock purchase warrants), including 96,220 shares to two officers/major stockholders, in conjunction with the conversion of employee deferred compensation of $206,483 into common stock.

    During December 1998, the Company entered into a stock subscription agreement for the sale of 800,000 shares of common stock and 40,000 Series E common stock purchase warrants for gross proceeds of $2,000,000. The Company incurred direct costs related to such financing of $120,000. The Company received the proceeds during January and February 1999.

B.  DIVESTMENT SHARES

    In conjunction with the December 1995 reverse merger discussed in Note 1 and the contemporaneous 1995 private placement offering, 2,500,000 of the 5,710,000 shares issued to related parties were subject to forfeiture under certain conditions if the Company did not achieve certain customer subscription levels within a specified timeframe through December 5, 1999 (the "Divestment Shares"). The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, as a result of a change in the Company's marketing strategy during 1997, the Company has decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. Accordingly, effective December 31, 1997, the Board of Directors authorized the release of the forfeiture restrictions on the 2,500,000 shares of common stock in exchange for the return of 750,000 shares to the Company.

    The release from the possibility of forfeiture with respect to the Divestment Shares is recorded for accounting purposes as the payment of compensation to the recipients when the possibility of forfeiture terminates, and results in a charge to operations in an amount equal to the fair market value of the Divestment Shares retained at the time such forfeiture possibility terminates. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, of $7,875,000 at December 31, 1997, reflecting the release of the 1,750,000 shares.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
C.  PREFERRED STOCK FINANCING

    On June 29, 1998, the Company entered into a Stock Purchase Agreement with certain private and institutional investors. Pursuant to the Stock Purchase Agreement, the Company sold 200,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for a cash purchase price of $25.00 per share, resulting in gross proceeds to the Company of $5,000,000. Officers and directors purchased 15,890 shares of Preferred Stock.

    On July 31, 1998 and during December 1998, the Company sold an additional 20,000 shares and 22,500 shares, respectively, of Preferred Stock under the same terms for aggregate gross proceeds of $1,062,500 of which $100,000 was received in January 1999. During December 1998, 155,390 shares of Preferred Stock were converted into 1,553,900 shares of common stock.

    The Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Preferred Stock is convertible into ten shares of common stock of the Company, and will be automatically converted into common stock at the then prevailing conversion rate at such time as the Company has completed a public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on a major exchange or the NASDAQ National Market System. The holders of the Preferred Stock are not entitled to dividends, except that if dividends are paid on the Company's common stock, holders of Preferred Stock will be entitled to dividends on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The Preferred Stock will vote together with the holders of common stock on all matters presented to stockholders for a vote on the basis of the number of shares of common stock into which the Preferred Stock is then convertible. The holders of the Preferred Stock have unlimited piggyback registration rights and certain demand registration rights.

    Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value.

    Robert M. Fell assisted the Company in its Preferred Stock financing during 1998 prior to his appointment as an officer and director of the Company. As a result of the completion of such financing on June 29, 1998, Mr. Fell acquired the right to designate four directors of the Company and may therefore be deemed to have acquired control of the Company. In conjunction therewith, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert
M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998, the Preferred Stock held by the Fell Trust was converted into common stock, which remained subject to the pledge to secure the Notes.

    The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at December 31, 1998. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value. The Fell Warrant had an aggregate fair value of $2,112,000.

    Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into a Services Agreement with Fell & Company, Inc., pursuant to which Mr. Fell will serve as Chairman of the Board of Directors for a period of three years. The Services Agreement also provided that Mr. Fell would serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, Fell & Company, Inc. would receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. Effective February 23, 1999, the Board of Directors approved the appointment of Mr. Fell as full-time Chief Executive Officer, and Mr. Marshall and Mr. Fine agreed to waive the requirement for formation of the Office of the Chief Executive. The Board of Directors also approved an increase in the amount payable to Fell & Company, Inc. for making Mr. Fell's services available to the Company, to $225,000 per annum effective March 1, 1999, reflecting the increase in Mr. Fell's involvement with the Company from 70% to 100% of his available time.

    Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into new employment agreements with Mr. Marshall and Mr. Fine pursuant to which they will serve as Vice Chairman and Chief Technology Officer, respectively. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases, and standard benefits.

    In conjunction with the Preferred Stock financing, the Company incurred direct costs related to such financing of $360,909. In addition, this firm purchased warrants for $.0625 per warrant to acquire 72,498 shares of common stock, consisting of 24,166 warrants exercisable at $.01 per share and 48,332 warrants exercisable at $2.50 per share. The warrants are exercisable through June 2003. The aggregate fair value of such warrants was $401,639. The Company also paid cash finder's fees to other parties aggregating $28,500.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
D.  STOCK OPTIONS AND WARRANTS

    The Company issued various stock options and warrants during 1997 in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model. The resulting amount has been recorded as a charge to deferred compensation, with a corresponding credit to additional paid-in capital. Deferred compensation is being amortized on the straight-line basis over the period in which the Company expects to receive benefit.

    The Company issued a warrant to an officer of a subsidiary in 1997 to purchase 100,000 shares of common stock at an exercise price of $3.00, exercisable through October 31, 1998, partially in exchange for an accrued but unpaid bonus. Aggregate fair value of the warrant was $210,000, which was charged to operations in 1997.

    The Company issued various stock options and warrants to certain consultants during 1997 to purchase an aggregate of 394,000 shares of common stock at exercise prices ranging from $2.50 to $3.12 and exercisable for periods ranging from one to five years. Aggregate fair value was $720,680, of which $359,421 was charged to operations in 1997, and the remaining $361,259 is being charged to operations in 1998 and 1999.

    Pursuant to a letter of intent dated May 11, 1997 and a final agreement entered into on December 19, 1997, the Company issued a financial and marketing consulting firm warrants to purchase 1,000,000 shares of common stock exercisable for a period of 5.5 years, 500,000 of which are exercisable at $3.125 per share and 500,000 of which are exercisable at $5.25 per share, for services rendered and to be rendered for the two year period commencing May 11, 1997. In addition, the Company issued a bonus to such firm during December 1997 in the form of 500,000 warrants exercisable for a period of 5 years, 250,000 of which are exercisable at $3.125 per share and 250,000 of which are exercisable at $5.25 per share. Aggregate fair value of the 1,000,000 warrants was $1,218,000, of which $389,084 was charged to operations in 1997, and the remaining $828,916 is being charged to operations through 1999. Aggregate fair market value of the 500,000 warrants issued as a bonus was $1,037,750, all of which was charged to operations in 1997.

    During 1997, the Company issued an aggregate of 1,114,217 Series C common stock purchase warrants to various parties as financing costs. The Series C common stock purchase warrants are exercisable at $2.50 per share through December 31, 2002. Employees deferring a portion of their compensation received 5,717 warrants, vendors deferring amounts due them received 142,500 warrants, individuals providing short-term unsecured advances to the Company received 262,000 warrants (including 236,000 warrants to related parties), and bridge investors received 704,000 warrants (including 220,000 warrants to related parties). Aggregate fair market value of the warrants was $3,656,202 (including $1,504,580 allocable to related parties), all of which was charged to operations in 1997.

    During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
Company to stockholders, investors, brokerages, and industry professionals during 1998. During April 1998, the Company issued warrants to the financial and marketing consulting firm to purchase an aggregate of 300,000 shares of common stock, of which 200,000 warrants are exercisable at $3.125 per share and 100,000 warrants are exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through March 2003. The aggregate fair value of the 300,000 warrants of $1,444,000 was recorded as a charge to operations in 1998.

    During April 1998, the Company issued a warrant to purchase 25,000 shares of common stock exercisable at $3.00 per share to the Company's Acting Chief Financial Officer at that time for services rendered during 1998. The warrant is exercisable through April 1999. The fair value of the warrant was approximately $75,000, which was charged to operations in 1998. The warrant has been exercised.

    During 1998, the Company issued Series C common stock purchase warrants for 254,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. The Company issued 5,000 warrants to a vendor which deferred an amount due it, 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 177,000 warrants (including 134,000 warrants to related parties) as additional consideration for short-term advances of $440,000, all of which were considered financing costs. Aggregate fair value of the warrants issued for financing costs was $1,019,444, which was charged to operations as financing costs in 1998.

    During 1998, a Series C common stock purchase warrant for 20,000 shares of common stock, originally issued in 1997, was returned to the Company due to lack of performance and was cancelled. The fair value of such warrant at the time of issuance was $95,200, which amount was recognized as a credit to operations in 1998. The Company also issued 17,530 warrants for legal fees. The warrant issued for legal fees had an aggregate fair value of $100,447, which was charged to operations in 1998.

    During 1998, the Company issued Series D common stock purchase warrants for 165,780 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through September 2000. The Company issued 105,117 warrants in conjunction with the conversion into common stock of 1997 bridge financing notes with a principal balance of $300,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered financing costs. The aggregate fair value of such warrants of $386,240 was charged to operations as financing costs in 1998.

    During 1998, the Company issued Series E common stock purchase warrants to various parties. The Series E common stock purchase warrants are exercisable at $3.125. During April 1998, the Company issued a Series E common stock purchase warrant for 50,000 shares of common stock to a consulting firm exercisable through April 2001. The fair value of the warrant of $251,000 was charged to operations in 1998.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    During 1998, in conjunction with the 1997 private placement and the conversion of the 1998 bridge financing into common stock, the Company issued 87,844 Series E common stock purchase warrants exercisable through 2001, which had an aggregate fair value of $243,251 and was charged to operations in 1998.

    During 1998, in conjunction with the sale of 800,000 shares of common stock, the Company issued 40,000 Series E common stock purchase warrants exercisable through February 2004, which had an aggregate fair value of $212,400.

    Information with respect to common stock purchase warrants and stock options issued, excluding stock options issued under the Stock Option Plans as described below, is summarized as follows:

                                                                                      WEIGHTED
                                                                                      EXERCISE
                                                                          WARRANTS      PRICE
                                                                         ----------  -----------
Balance, January 1, 1996...............................................   1,281,188   $    2.70
Warrants/stock options issued..........................................     106,000   $    2.50
                                                                         ----------
Balance, December 31, 1996.............................................   1,387,188   $    2.69
Warrants/stock options issued..........................................   4,508,823   $    3.70
                                                                         ----------
Balance, December 31, 1997.............................................   5,896,011   $    3.48
Warrants/stock options issued..........................................   2,148,628   $    2.90
Exercised..............................................................    (375,000)  $    3.07
                                                                         ----------
Balance, December 31, 1998.............................................   7,669,639   $    3.33
                                                                         ----------
                                                                         ----------
Warrants/stock options exercisable (vested) at December 31, 1998.......   7,669,639   $    3.33
                                                                         ----------
                                                                         ----------

    Additional information about outstanding warrants/stock options to purchase the Company's common stock at December 31, 1998 is as follows:

                                                   WARRANTS/STOCK OPTIONS OUTSTANDING AND
                                                                 EXERCISABLE
                                              -------------------------------------------------
                                                             WEIGHTED AVG.
                                                               REMAINING
                                                NUMBER      CONTRACTUAL LIFE     WEIGHTED AVG.
RANGE OF EXERCISE PRICES                      OF SHARES        (IN YEARS)       EXERCISE PRICE
--------------------------------------------  ----------  --------------------  ---------------
$.01........................................      24,166    Not determinable       $     .01
$2.50.......................................      52,000          2.68             $    2.50
$2.50.......................................   3,567,143    Not determinable       $    2.50
$3.00.......................................     112,000          2.12             $    3.00
$3.13.......................................   1,948,221    Not determinable       $    3.13
$5.25.......................................   1,966,109    Not determinable       $    5.25
                                              ----------                               -----
Total.......................................   7,669,639                           $    3.33
                                              ----------                               -----
                                              ----------                               -----

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
STOCK OPTION PLANS

    The Company has Employee Stock Option Plans and a Stock Option Plan for Non-Employee Directors. These Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under these Plans is 15% of the total number of shares of common stock outstanding. The options generally vest in four equal annual installments, and have a term of five to ten years.

    On February 6, 1998, the Company's Board of Directors adopted a new employee stock option plan. This plan provides for the granting of options to both employees and non-employees. The Company issued options to purchase 500,000 shares of common stock at $2.50 per share of such amount, 205,000 options were issued to officers. Such options were fully vested upon issuance, but are not exercisable until February 1999, and expire on February 6, 2003. The Company has recorded the aggregate difference between the fair market value of the Company's common stock on the issuance date and the $2.50 exercise price of $828,151 as compensation cost in 1998.

    During 1996, deferred compensation of $128,250 was recorded as a result of the issuance of stock options being granted with exercise prices less than the current market price, and is being amortized on the straight-line basis over the vesting period of the stock options. Deferred compensation charged to operations from the above transaction as well as a transaction occurring in 1995 was $102,263 in 1996, $167,965 in 1997 and $63,561 in 1998.

    During 1997, the Company issued a stock option to the non-employee director under the 1995 Plan to purchase 5,000 shares of common stock at an exercise price of $2.75 per share, exercisable for a period of ten years. Aggregate fair value was $9,083, of which $1,811 was charged to operations in 1997, and the remaining $7,272 was charged to operations in 1998.

    During 1997, the Company issued stock options to certain consultants under the 1995 Plans to purchase an aggregate of 3,773 shares of common stock at exercise prices ranging from $3.00 to $3.88 and exercisable for a period of ten years. Aggregate fair value was $10,151, all of which was charged to operations in 1997.

    During 1998, the Company granted various stock options, as follows:

    (1) On May 1, 1998, the Company issued a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1995 Stock Option Plan to purchase 75,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years. The Company has recorded a charge to deferred compensation of $323,438 to reflect the aggregate difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share, and is charging this amount to operations over the four year period beginning May 1, 1998. On May 1, 1998, the Company also issued a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1998 Stock Option Plan to purchase 5,000 shares of common stock at an exercise price of $2.50 per share. The stock option vested immediately and is exercisable for a

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED) period of five years. The aggregate difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share was $21,550, and was charged to operations.

    (2) Stock options were granted to employees to purchase 13,000 shares of common stock at $5.50 per share, the fair value on the date of grant. These options vest over four years and are exercisable for a period of ten years.

    (3) Stock options were granted to non-employees to purchase 224,000 shares of common stock (165,000 to directors), 204,000 shares at $2.50 per share, and 20,000 shares averaging $5.46 per share, the fair value at the date of grant. The director options generally vest over one year and the other options generally vest over one to two years. The fair value of these stock options of $1,148,860 ($888,150 allocated to the director options) is being charged to operations over the respective vesting periods.

    (4) During July 1998, the Company issued a stock option to the Company's legal counsel, who acts as Secretary of the Company, to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests monthly over the two year period beginning July 1998, and is exercisable for a period of ten years. The fair value of the stock option of $179,600 is being charged to operations over the two year period beginning July 1998. During December 1998, the Company also issued a stock option to its legal counsel to purchase 100 shares of common stock at an exercise price of $2.50 per share. The stock option vested immediately and is exercisable for a period of five years. The fair value of the stock option of $508 was charged to operations.

    (5) During December 1998, the Company issued a stock option to each executive officer of the Company, consisting of six persons, to purchase 100 shares of common stock at an exercise price of $2.50 per share. The stock options vested immediately and are exercisable for a period of five years. The aggregate difference between the fair market value of the Company's common stock on the grant date of $6.13 per share and exercise price of $2.50 per share was $2,178, and was charged to operations.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    Information with respect to activity under the Plans is summarized as follows:

                                                                                      WEIGHTED
                                                                           STOCK      EXERCISE
                                                                          OPTIONS       PRICE
                                                                         ----------  -----------
Options granted........................................................     755,000   $    2.50
Options terminated.....................................................    (111,500)  $    2.50
                                                                         ----------
Balance, January 1, 1996...............................................     643,500   $    2.50
Options granted........................................................     469,914   $    2.60
Options terminated.....................................................     (87,050)  $    2.50
                                                                         ----------
Balance, December 31, 1996.............................................   1,026,364   $    2.55
Options granted........................................................     246,735   $    3.06
Options terminated.....................................................    (151,666)  $    2.70
                                                                         ----------
Balance, December 31, 1997.............................................   1,121,433   $    2.64
Options granted........................................................     837,469   $    2.65
Options terminated.....................................................     (44,690)  $    2.93
                                                                         ----------
Balance December 31, 1998..............................................   1,914,212   $    2.64
                                                                         ----------
                                                                         ----------
Options exercisable (vested) at December 31, 1998......................   1,408,154   $    2.60
                                                                         ----------
                                                                         ----------

    Additional information about outstanding options to purchase the Company's common stock at December 31, 1998 is as follows:

                                        OPTIONS OUTSTANDING
                           ----------------------------------------------
                                         WEIGHTED AVG.                         OPTIONS EXERCISABLE
                                           REMAINING                       ---------------------------
                             NUMBER       CONTRACTUAL      WEIGHTED AVG.     NUMBER     WEIGHTED AVG.
RANGE OF EXERCISE PRICES   OF SHARES    LIFE (IN YEARS)   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
-------------------------  ----------  -----------------  ---------------  ----------  ---------------
$2.50....................   1,622,186           6.54              2.50      1,240,505          2.50
$2.51-$2.99..............      30,500           8.25              2.75         11,500          2.75
$3.00....................     179,706           8.30              3.00        112,429          3.00
$3.01-$5.50..............      81,820           6.97              4.44         43,720          4.51
                           ----------            ---             -----     ----------         -----
Total....................   1,914,212           6.75         $    2.64      1,408,154     $    2.60
                           ----------            ---             -----     ----------         -----
                           ----------            ---             -----     ----------         -----

    The Company accounts for stock options issued to officers and employees under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized. Options granted to outside directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, the net loss and basic loss per share would have been as shown below. The

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 6--STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED) fair value of stock options granted under the Company's Plans was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Expected life in years..........................................          5          5          5
Risk free interest rate.........................................        5.7%      6.75%      6.75%
Dividend yield..................................................          0%         0%         0%
Expected volatility.............................................        100%      83.4%      83.4%

    The weighted average fair value at the date of grant for stock options and warrants granted during 1996, 1997 and 1998 was $2.61 per option in 1996, $2.12 per option and $2.31 per warrant in 1997, and $3.88 per option and $2.84 per warrant in 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                    1996            1997            1998
                                                -------------  --------------  --------------
Net loss
  As reported.................................  $  (3,864,734) $  (19,416,838) $  (13,861,547)
  Pro forma...................................  $  (4,138,734) $  (20,015,044) $  (15,389,025)

Net loss per share
  As reported.................................  $       (0.67) $        (3.06) $        (1.32)
  Pro forma...................................  $       (0.72) $        (3.15) $        (1.46)

NOTE 7--CAPITAL AND OPERATING LEASES

    During the year ended December 31, 1996, the Company acquired $267,180 of equipment under capital leases. During the year ended December 31, 1997, the Company financed $150,261 of equipment through a capital lease transaction. The Company's capitalized lease obligations of $283,695 at December 31, 1997 (excluding the interest portion of $45,556) has been classified as a current liability in the accompanying consolidated financial statements.

    Effective March 31, 1998, the Company restructured a capital lease obligation aggregating $170,516 into a new capital lease bearing interest at approximately 14% per annum. In conjunction with this transaction, the Company increased the outstanding lease obligation by $80,000 to reflect the acquisition of office and computer equipment from the lessor. The Company agreed to pay the lessor eighteen monthly payments of $15,500 commencing July 1, 1998 under the restructured lease agreement. The Company also issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000. The Company recorded deferred financing costs of $54,941 as a result of the issuance of the 20,000 shares of common stock to the lessor, which are being amortized to operations through December 31, 1999.

    Effective September 1, 1998, the Company restructured a capital lease obligation aggregating $120,286 into a new capital lease bearing interest at approximately 7% per annum. The Company agreed

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 7--CAPITAL AND OPERATING LEASES (CONTINUED) to pay the lessor $21,000, and thirty monthly payments of $4,495 commencing September 15, 1998 under the restructured lease agreement.

YEAR ENDING DECEMBER 31,                                                              AMOUNT
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $  239,940
2000..............................................................................      53,940
2001..............................................................................       8,990
                                                                                    ----------
Total payments....................................................................     302,870
Less: amount representing interest................................................      22,419
                                                                                    ----------
Present value of minimum payments.................................................  $  280,451
                                                                                    ----------
                                                                                    ----------
Current portion...................................................................  $  220,317
Long-term portion.................................................................      60,134
                                                                                    ----------
                                                                                    $  280,451
                                                                                    ----------
                                                                                    ----------

    The Company leases its executive and operating offices under an operating lease which expires on October 31, 1999. Rent expense under this lease was $89,928, $106,269 and $228,578 for the years ended December 31, 1996, 1997 and
1998, respectively. Under this non-cancellable lease, the Company is committed to future minimum payments of $190,370 through October 31, 1999.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company has entered into an employment agreement with Robert M. Fell, which expires on June 30, 2001. This agreement calls for Mr. Fell to devote approximately 70% of his business time to the affairs of the Company. This agreement was amended subsequent December 31, 1998. The new employment agreement provides for compensation of $225,000 per annum. Additional details are described at Note 6c.

    The Company also entered into new employment agreements with David M. Marshall and Russell M. Fine. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases.

    Subsequent to December 31, 1998, the Company renewed employment agreements with Ronald W. Luniewski and Phillip C. Hermann. Both employment agreements expire on April 30, 2000 and provide for compensation of $150,000 per annum.

    The Company entered into license agreements with service providers which require the payment of certain license fees based on usage levels and product sales. The Company is required to make minimum payments of $247,590 in 1999, $60,000 in 2000, $60,000 in 2001, and $50,000 in 2002.

    From time to time, the Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                YOUBET.COM, INC.

                     (FORMERLY YOU BET INTERNATIONAL, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        YEARS ENDED DECEMBER 31, 1996, 1997, 1998 AND 1995 THROUGH 1998

NOTE 9--INCOME TAXES

    The Company has recorded a provision for current minimum state income taxes in the accompanying consolidated financial statements. At December 31, 1998, the Company has available Federal and State net operating loss carryforwards of approximately $16,896,000 and $16,659,000, respectively, for income tax purposes, which expire in varying amounts through 2018 for federal and 2005 for state purposes.

    The net operating loss carryforward generated a deferred tax asset of approximately $7,200,000 as of December 31, 1998. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

NOTE 10--RELATED PARTY TRANSACTIONS

    The non-employee member of the Board of Directors was paid a consulting fee of $2,400 per month from January through June 1998.

    Additional related party transactions are described at Notes 5 and 6.

NOTE 11--SUBSEQUENT EVENT

    On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,600,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. The Notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The Notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share, subject to reset provisions as defined in the Notes. The conversion price resets one time at the earlier of (1) a placement, after April 5, 1999, of common stock and any securities convertible into common stock which raises at least $15 million gross proceeds to the Company or (2) April 5, 2000. In the event that a placement of common stock or convertible securities occurs first, the conversion price will be reset to the lesser of $10 per share or the lowest price per share at which the Company sells common stock after the date of the placement of common stock or convertible securities (excluding options, warrants and other convertible securities existing prior to April 5, 1999). In the event that the reset occurs on April 5, 2000, the conversion price will be reset to the lower of $10 per share or the average daily closing price for the ten-day period ending on April 5, 2000, but in no event less than $5 per share. The notes also contain customary financial covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.