Form 10QSB
period 1999-03-31
YOUBET COM INC
filed 1999-05-12
CIK 814055

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to
                                    --------------    -------------

                        Commission file number:  33-13789LA

                               YOUBET.COM, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                           95-4627253
-------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

     1950 Sawtelle Boulevard, Suite 180, Los Angeles, California      90025
-------------------------------------------------------------------------------
              (Address of principal executive offices)               (Zip Code)

                             (310) 444-3300
-------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)



-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, the issuer had 14,395,231 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                 YOU BET.COM, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION                                            Page

      Item 1.  Financial Statements

      Balance Sheets -- December 31, 1998, March 31, 1999 and
       Pro Forma at March 31, 1999......................................    3-4

      Statements of Operations -- Three months ended March 31,
       1998 and 1999 and 1995 to March 31, 1999.........................      5

      Statements of Cash Flows -- Three months ended March 31,
       1998 and 1999, 1995 to March 31, 1999, and Pro Forma
       for the three months ended March 31, 1999........................    6-7

      Notes to Financial Statements -- Three months ended March 31,
       1998, 1999, and 1995 to March 31, 1999...........................   8-11

      Item 2.  Management's Discussion and Analysis or Plan of
               Financial Condition and Results of Operations                 12


PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities                                         19

      Item 6.  Exhibits and Reports on Form 8-K                              20

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                          PRO FORMA
                                                     DECEMBER 31,        MARCH 31,       AT MARCH 31,
                                                         1998               1999         1999 (NOTE 3)
                                                     ------------      ------------      ------------
                                                                        (Unaudited)      (Unaudited)

ASSETS

Current assets:
   Cash                                              $  1,540,616      $  2,543,084      $ 37,661,594
   Stock subscriptions receivable                       2,100,000              --                --
   Receivables                                             50,364            64,801            64,801
   Prepaid expenses                                        22,344            63,483            63,483
   Other current assets                                    11,317            16,176            16,176
                                                     ------------      ------------      ------------

Total current assets                                    3,724,641         2,687,544        37,806,054
                                                     ------------      ------------      ------------

Property and equipment                                  1,700,211         1,871,523         1,871,523
Less:  Accumulated depreciation and amortization         (820,535)         (914,534)         (914,534)
                                                     ------------      ------------      ------------

Property and equipment, net                               879,676           956,989           956,989
                                                     ------------      ------------      ------------

Other assets:
   Deferred financing costs, net of amortization           31,395            78,817         2,040,817
   Deferred public offering costs                            --              49,395            49,395
   Deposits                                                17,537            17,037            17,037
                                                     ------------      ------------      ------------

Total other assets                                         48,932           145,249         2,107,249
                                                     ------------      ------------      ------------

Total assets                                         $  4,653,249      $  3,789,782      $ 40,870,292
                                                     ------------      ------------      ------------
                                                     ------------      ------------      ------------

THE PRO FORMA COLUMN REFLECTS THE EFFECT OF THE APRIL 5, 1999 FINANCING TRANSACTION ON THE MARCH 31, 1999 BALANCE SHEET (SEE NOTE 3).

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                                                  PRO FORMA
                                                                             DECEMBER 31,        MARCH 31,       AT MARCH 31,
                                                                                 1998               1999         1999 (NOTE 3)
                                                                             ------------      ------------      ------------
                                                                                                (Unaudited)       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $    984,258      $  1,039,319      $  1,039,319
   Accrued compensation and related items                                         144,252           147,512           147,512
   Other accrued expenses                                                         451,127           528,866           528,866
   Current portion of capitalized lease obligations                               220,317           180,231           180,231
                                                                             ------------      ------------      ------------

Total current liabilities                                                       1,799,954         1,895,928         1,895,928

Notes payable                                                                        --                --          36,728,510
Capitalized lease obligations, less current portion                                60,134            47,678            47,678
                                                                             ------------      ------------      ------------

Total liabilities                                                               1,860,088         1,943,606        38,672,116
                                                                             ------------      ------------      ------------

Stockholders' equity (Note 2):
   Convertible preferred stock, $.001 par value (aggregate liquidation preference of $2,677,750 and $2,627,750 at December 31, 1998 and
      March 31, 1999, respectively); authorized - 1,000,000 shares;
      issued and outstanding - 107,110 shares and 105,110 shares at
      December 31, 1998 and March 31, 1999, respectively                              107               105               105
   Common stock, $.001 par value; authorized - 50,000,000
       Shares; issued and outstanding - 13,970,268 shares
       at December 31, 1998 and 14,314,731 shares at
       March 31, 1999, respectively                                                13,970            14,315            14,315
   Additional paid-in capital                                                  42,326,397        43,224,232        43,576,232
   Accumulated deficit during development stage                               (37,825,941)      (39,972,999)      (39,972,999)
   Deferred compensation                                                       (1,161,372)         (859,477)         (859,477)
   Stock note receivable                                                         (560,000)         (560,000)         (560,000)
                                                                             ------------      ------------      ------------

Total stockholders' equity                                                      2,793,161         1,846,176         2,198,176
                                                                             ------------      ------------      ------------

Total liabilities and stockholders' equity                                   $  4,653,249      $  3,789,782      $ 40,870,292
                                                                             ------------      ------------      ------------
                                                                             ------------      ------------      ------------

THE PRO FORMA COLUMN REFLECTS THE EFFECT OF THE APRIL 5, 1999 FINANCING TRANSACTION ON THE MARCH 31, 1999 BALANCE SHEET (SEE NOTE 3).

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,                    1995
                                                                ------------------------------       TO MARCH 31,
                                                                     1998              1999               1999
                                                                -------------     ------------       -------------
Revenues                                                        $          -      $    460,606       $     724,399

Operating expenses:
   Network operations                                                149,212           412,276           2,585,691
   Research and development                                          230,304           359,243           4,588,009
   Sales and marketing                                               156,555           475,788           3,254,644
   General and administrative                                        442,599           615,620           6,795,183
   Depreciation and amortization                                      75,795            95,735             926,556
   Non-cash compensation                                           1,223,232           657,545           7,237,428
                                                                ------------      -------------      --------------

   Total operating expenses                                        2,277,697         2,616,207          25,387,511
                                                                ------------      -------------      --------------

Loss from operations                                              (2,277,697)       (2,155,601)        (24,663,112)

Other income (expense):
   Interest expense                                                  (69,176)           (7,444)           (778,365)
   Amortization of deferred financing costs                          (12,164)           (7,848)           (127,394)
   Release of forfeiture restrictions on common
      stock owned by officers/major stockholders                           -                 -          (7,875,000)
   Discount on conversion of bridge loans, accounts
      payable and employee deferred salaries into
      common stock and warrants                                            -                 -          (1,423,311)
   Fair value of warrants issued for financing costs                (361,200)                -          (5,061,886)
   Interest income                                                        37            25,249             189,223
   Consulting revenues                                                                       -             164,602
   Other                                                            (109,703)           (1,414)            (98,858)
                                                                ------------      ------------       -------------

   Total other income (expense)                                     (552,206)            8,543         (15,010,989)
                                                                ------------      ------------       -------------

Loss before provision for state income and franchise taxes        (2,829,903)       (2,147,058)        (39,674,101)

Provision for state income and franchise taxes                             -                 -             (19,073)
                                                                ------------      ------------       -------------

Net loss                                                        $ (2,829,903)     $ (2,147,058)     $  (39,693,174)
                                                                ------------      ------------      --------------
                                                                ------------      ------------      --------------

Net loss per  share - basic and diluted                         $      (0.29)     $      (0.15)
                                                                ------------      ------------
                                                                ------------      ------------

Weighted average number of  shares                                 9,603,994        14,059,310
                                                                ------------      ------------
                                                                ------------      ------------

                                YOUBET.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           PRO FORMA
                                                                                                           FOR THE
                                                                                                             THREE
                                                            THREE MONTHS ENDED                              MONTHS
                                                                 MARCH 31,                  1995              ENDED
                                                     ------------------------------      TO MARCH 31,        MARCH 31,
                                                         1998              1999             1999           1999 (NOTE 3)
                                                     ------------      ------------      ------------      -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
   Net loss                                          $ (2,829,903)     $ (2,147,058)     $(39,693,174)     $ (2,147,058)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating
     activities:
      Depreciation and amortization                        75,795            95,735           926,556            95,735
      Amortization of deferred financing
       costs                                               12,164             7,848           127,394             7,848
      Lease restructuring and other costs                  64,750             1,237            71,877             1,237
      Reduction of loan from settlement
       agreement                                             --                --             (20,000)             --
      Non-cash compensation                             1,584,432           657,545         7,237,428           657,545
      Discount on conversion of bridge
        loans, accounts payable and employee
        deferred salaries into common stock
        and warrants                                         --                --           1,423,311              --
      Fair value of warrants issued for
        financing costs                                      --                --           5,061,886              --
      Release of forfeiture restrictions on
        common stock owned by officers/major
        stockholders                                         --                --           7,875,000              --
      Changes in operating assets and
        liabilities:
          (Increase) decrease in:
            Receivables                                     3,917           (14,437)          (34,801)          (14,437)
            Prepaid expenses                               12,512           (41,139)          (80,158)          (41,139)
            Other current assets                          (13,270)           (4,857)            7,387            (4,857)
            Deposits                                         --                 500           (71,000)              500
          Increase (decrease) in:
            Accounts payable                               15,326            55,061         1,107,319            55,061
            Accrued compensation and related
              items                                      (100,539)            3,262           347,178             3,262
            Accrued interest payable                       65,781              --             533,415              --
            Other accrued expenses                            808           111,500           562,628           111,500
            State income taxes payable                       (726)             --                (800)             --
                                                     ------------      ------------      ------------      ------------

Net cash used in operating activities                  (1,108,953)       (1,274,803)      (14,618,554)       (1,274,803)
                                                     ------------      ------------      ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                    (56,656)         (174,287)       (1,537,605)         (174,287)
                                                     ------------      ------------      ------------      ------------

Net cash used in investing activities                     (56,656)         (174,287)       (1,537,605)         (174,287)
                                                     ------------      ------------      ------------      ------------


                                YOUBET.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           PRO FORMA
                                                                                                            FOR THE
                                                                                                             THREE
                                                            THREE MONTHS ENDED                               MONTHS
                                                                 MARCH 31,                  1995              ENDED
                                                     ------------------------------      TO MARCH 31,        MARCH 31,
                                                         1998              1999             1999           1999 (NOTE 3)
                                                     ------------      ------------      ------------      -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from financing activities:
   Proceeds from exercise of stock options
     and warrants                                            --             381,266         1,450,266           381,266
   Increase in deferred financing costs                   (81,000)          (55,271)         (151,271)       (1,665,271)
   Proceeds from lease financing                             --                --             150,261              --
   Proceeds from sale of securities, net of
     offering costs                                          --             250,000        11,105,617           250,000
   Proceeds from advances and bridge loans:
       Related parties                                    410,000              --           2,218,862              --
       Unrelated parties                                  865,000              --           2,505,000              --
   Repayments of advances:
       Related parties                                       --                --            (127,875)             --
       Unrelated parties                                     --                --            (135,000)             --
   Payments on capitalized lease obligations                 --             (52,542)         (300,199)          (52,542)
   Proceeds from subscription receivable                     --           2,100,000         2,100,000         2,100,000
   Increase in deferred offering costs                       --             (49,395)          (49,395)          (49,395)
   Additional costs related to preferred stock
     financing                                               --            (122,500)         (122,500)         (122,500)
   Proceeds from notes payable                               --                --                --          36,728,510
                                                     ------------      ------------      ------------      ------------

Net cash provided by financing activities               1,194,000         2,451,558        18,643,766        37,570,068
                                                     ------------      ------------      ------------      ------------

Cash and cash equivalents:
   Net increase                                            28,391         1,002,468         2,487,607        36,120,978
   Cash at beginning of period                             52,895         1,540,616            55,477         1,540,616
                                                     ------------      ------------      ------------      ------------

   Cash at end of period                             $     81,286      $  2,543,084      $  2,543,084      $ 37,661,594
                                                     ------------      ------------      ------------      ------------
                                                     ------------      ------------      ------------      ------------

THE PRO FORMA COLUMN REFLECTS THE EFFECT OF THE APRIL 5, 1999 FINANCING TRANSACTION ON THE THREE MONTHS ENDED MARCH 31, 1999 STATEMENT OF CASH FLOWS (SEE NOTE 3).

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   (a) Cash paid for:

       Interest paid                                 $      7,554      $      7,444      $    124,827      $      7,444
                                                     ------------      ------------      ------------      ------------
                                                     ------------      ------------      ------------      ------------

   (b) Non-cash transactions:
         During the quarter ended March 31, 1999, four employees and one former employee exercised 74,833 stock options in exchange for 74,833 common stock shares. To effect this cashless exercise, 37,417 stock options were forfeited. This cashless exercise resulted in a charge to noncash compensation of $300,000.
         During the quarter ended March 31, 1999, the Company issued 13,505 common stock shares to a consulting firm for $33,763 of services rendered.
         During the quarter ended March 31, 1999, the Company issued 20,000 common stock shares from the conversion of 2,000 preferred stock shares.
         During the quarters ended March 31, 1998 and 1999, the Company incurred
           $0 and $55,650 non-cash compensation.

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 1998, 1999 AND 1995 TO DATE


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

      Youbet.com, Inc., a Delaware corporation (formerly known as You Bet International, Inc.), You Bet!, Inc., a Delaware corporation and a wholly-owned subsidiary of Youbet.com, Inc., and Middelware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc., are collectively referred to herein as the "Company". Youbet.com, Inc. is the successor to You Bet International, Inc. through a merger transaction effective January 22, 1999. The subsidiaries of You Bet International, Inc. were also merged into Youbet.com. All intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

      Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to subscribers is The You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

DEVELOPMENT STAGE

      As of March 31, 1999, the Company is considered to be a development stage entity, as it has not realized a significant amount of revenues from planned principal operations. Accordingly, the Company has provided cumulative statements of operations, and statements of cash flows for the period from inception of development stage (January 1, 1995) through March 31, 1999.

BASIS OF PRESENTATION

      The accompanying financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999, and the cash flows for the three months ended March 31, 1998 and 1999. These adjustments are of a normal recurring nature. The balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

      Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 1998, 1999 AND 1995 TO DATE

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1999.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

LOSS PER SHARE

      Basic earnings per share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares which would be antidilutive.

      As of March 31, 1999, potential dilutive securities representing 10,581,710 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 1,956,596 outstanding stock options, 7,574,014 outstanding common stock purchase warrants, and 105,110 shares of preferred stock convertible into 1,051,100 shares of common stock. Basic and diluted earnings per share are the same for all periods presented.

NOTE 2--STOCKHOLDERS' EQUITY

a.    ISSUANCE OF COMMON STOCK AND WARRANTS

      During the three months ended March 31, 1999, the Company issued 136,125 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25 per share, generating gross proceeds to the Company of $381,266.

      During the three months ended March 31, 1999, the Company issued 74,833 shares of common stock in conjunction with the exercise of stock options by four employees and one former employee. In order to effect a cashless transaction, an additional 37,417 stock options were forfeited. This cashless exercise resulted in a charge to noncash compensation of $300,000.

      During the three months ended March 31, 1999, 2,000 shares of convertible preferred stock were converted into 20,000 shares of common stock.

      During the three months ended March 31, 1999, the Company issued 100,000 shares of common stock at a price of $2.50 per share, generating gross proceeds to the Company of $250,000.

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 1998, 1999 AND 1995 TO DATE


NOTE 2--STOCKHOLDERS' EQUITY (CONTINUED)

      During the three months ended March 31, 1999, the Company issued 13,505 shares of common stock in conjunction with the conversion of vendor debt of $33,763.

      As final settlement for the finder's fee related to the preferred stock financing in June 1998, additional fees of $122,500 are owed to the finder. The fees are charged to additional paid-in capital and accrued at March 31, 1999. In addition, 13,000 warrants with an exercise price of $.01 and 26,000 warrants with an exercise price of $2.50 were issued to the finder. These warrants are exercisable through March 2004.

b.    STOCK OPTIONS

      During the quarter ended March 31, 1999, deferred compensation of $55,560 was recorded as a result of the issuance of stock options being granted in exchange for future services. Deferred compensation charged to operations for the quarter ended March 31, 1999 was $657,545.

      During the quarter ended March 31, 1999, the Company granted various stock options, as follows:

      (1) The Company issued a stock option to its Executive Vice President and Chief Financial Officer under the 1998 Stock Option Plan to purchase 50,000 shares of common stock at an exercise price of $10.50 per share, the fair market price at the date of grant. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years.

      (2) The Company issued a stock option to its Executive Vice President and Chief Operating Officer under the 1998 Stock Option Plan to purchase 100,000 shares of common stock at an exercise price of $10.50 per share, the fair market price at the date of grant. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years.

      (3) Stock options were granted to employees to purchase 8,200 shares of common stock at an average price of $10.50 per share, which was the fair value on the date of grant. These options vest over four years and are exercisable for a period of five years.

      (4) Stock options were granted to a consultant to purchase 5,000 shares of common stock at the fair value on the date of grant. These options vest 50% after the first year of service and the remainder vest upon achieving certain milestones. The options are exercisable for a period of five years.

                                YOUBET.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 1998, 1999 AND 1995 TO DATE


NOTE 3--SUBSEQUENT EVENTS

      On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,738,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,610,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The Notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The Notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share, subject to reset provisions as defined in the Notes. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company will recognize a charge to operations of $352,000 over the five year maturity period. The conversion price resets one time at the earlier of
(1) a placement, after April 5, 1999, of common stock and any securities convertible into common stock which raises at least $15 million gross proceeds to the Company or (2) April 5, 2000. In the event that a placement of common stock or convertible securities occurs first, the conversion price will be reset to the lesser of $10 per share or the lowest price per share at which the Company sells common stock after the date of the placement of common stock or convertible securities (excluding options, warrants and other convertible securities existing prior to April 5, 1999). In the event that the reset occurs on April 5, 2000, the conversion price will be reset to the lower of $10 per share or the average daily closing price for the ten-day period ending on April 5, 2000, but in no event less than $5 per share. The notes also contain customary financial covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.

      On April 9, 1999, the Company filed a registration statement with the Securities and Exchange Commission to permit the Company to sell 2,700,000 shares of its common stock to the public and to permit certain warrant holders to exercise 675,000 of their warrants and sell the underlying common stock to the public.

      In May 1999, Youbet.com's Compensation Committee recommended to the Board of Directors the payment of certain performance-based bonuses to Fell & Company, Inc., David Marshall, Inc., and Mr. Fine. Fell & Company, Inc. would be paid an aggregate bonus equal to the amounts payable to Youbet.com by the Robert M. Fell Living Trust (the "Fell Trust") in connection with its purchase in 1998 of Series A Convertible Preferred Stock and stock purchase warrants. The amount of such indebtedness is $560,000, plus accrued interest. 50% of such bonus would be credited upon approval of the Board of Directors in recognition of the completion of the placement of 11% Senior Convertible Discount Notes, 25% would be credited upon the completion of this offering, 12 1/2% would be credited upon Youbet.com achieving 15,000 subscribers and 12 1/2% would be credited upon Youbet.com achieving 25,000 subscribers. Any bonuses paid under the proposal to Fell & Company, Inc. would be applied to reduce amounts owed to Youbet.com by the Fell Trust. David Marshall, Inc. and Mr. Fine would each be granted a bonus of $300,000, payable as follows: 10% upon approval of the Board of Directors in recognition of the completion of the placement of the 11% Senior Convertible Discount Notes; 40% upon completion of this offering; 25% upon Youbet.com achieving 15,000 subscribers and 25% upon Youbet.com achieving 25,000 subscribers. The Board of Directors has not yet acted on these proposals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF YOUBET.COM, SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOUBET.COM'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

    Youbet.com's initial product, the You Bet Network, is a PC-based system which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. Youbet.com also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently Mountain Laurel Racing, Inc., and Washington Trotting Association, Inc., both of which are subsidiaries of Ladbroke USA (collectively "Ladbroke"). Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charges a monthly subscription fee, currently $5.95 per month. Second, it receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wages placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

    Since mid-1995, Youbet.com has been engaged in developing the You Bet Network, its first service being offered to subscribers. Youbet.com has incurred substantial software development costs since inception, which have been charged to operations as research and development costs. Management believes that the technological feasibility of Youbet.com's proprietary software technology has been established.

    As of March 31, 1999 Youbet.com was considered to be a development stage entity as it had not realized a significant amount of revenues from planned principal operations. During 1995, Youbet.com shifted its business strategy by de-emphasizing consulting services and software licensing, as a result of which Youbet.com became a development stage company.

    Youbet.com has expanded its operations in recent years and has grown to 57 employees at March 31, 1999. Youbet.com expects to add additional personnel in the United States and plans to commence operations and add personnel internationally as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, Youbet.com expects to incur significant losses at least through 1999.

    Youbet.com has incurred significant losses since inception, and as of March 31, 1999 had an accumulated net loss of $39,973,000. Included in this accumulated deficit is $21,598,000 in non-cash expenses related to the recording of the fair value of warrants and stock options charged to operations over the period of benefit, discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. The recognition of these expenses did not affect working capital, net stockholders' equity (deficiency) or cash flows. The remaining deferred compensation at March 31, 1999 of $859,000 is expected to be amortized as compensation during 1999 and subsequent years. Youbet.com does not expect that these types of costs will continue at the previous levels.

    On January 22, 1999 Youbet.com became the successor to You Bet International, Inc. through a merger transaction. The subsidiaries of You Bet International, Inc. (You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation) were also merged into Youbet.com.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
      MARCH 31, 1998

    REVENUES

    Revenues for the three months ended March 31, 1999 were $461,000, of which $435,000 represented Youbet.com's commission on the gross amount of each wager placed by its subscribers. The remaining $26,000 represented subscription fee revenue as Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999.

     In June 1997, Youbet.com and Ladbroke entered into a Telecommunication Facilitation Agreement which expires in November 2002. The agreement provides for Youbet.com to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication. During the three months ended March 31, 1999, 94.4% of Youbet.com's revenues were generated from the Ladbroke agreement, and Youbet.com expects that approximately 60% of its revenues during the year ending December 31, 1999 will also be generated from the Ladbroke agreement. Youbet.com currently estimates that net commissions will exceed $1,000,000 during the initial eighteen month period beginning January 1998 and ending June 1999. However, should net commissions be less than $1,000,000 during such eighteen month period, Ladbroke could elect to terminate the agreement, which could have a material adverse effect on Youbet.com.

    OPERATING EXPENSES

    NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the private network. Network operations costs increased by $263,000 or 176.3% to $412,000 for the three months ended March 31, 1999 from $149,000 for the three months ended March 31, 1998 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased $129,000 or 56.0% to $359,000 for the three months ended March 31, 1999 from $230,000 for the three months ended March 31, 1998 reflecting the hiring of developers and the continued development of the You Bet Network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $319,000 or 203.9% to $476,000 for the three months ended March 31, 1999 from $157,000 for the three months ended March 31, 1998. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities as the Youbet Network did not launch until the third quarter of 1998. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $173,000 or 39.1% to $616,000 for the three months ended March 31, 1999 from $443,000 for the three months ended March 31, 1998. The increases reflect a general increase in personnel related costs, legal and accounting fees, and general operating activity. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

    NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation decreased $566,000 or 46.3% to $657,000 for the three months ended March 31, 1999 from $1,223,000 for the three months ended March 31, 1998. The decrease is due to Youbet.com reducing the number of warrants and stock options issued, offset by a $300,000 charge resulting from a cashless exercise of stock options. Youbet.com expects that these costs will continue as it issues warrants and stock options.

    LOSS FROM OPERATIONS

    As described above, Youbet.com has made a significant investment in developing the You Bet Network to maintain its technological advantage and to begin to brand and market the service. The loss from operations for the three months ended March 31, 1999 decreased $122,000 or 5.4% to $2,155,000 from $2,277,000 for the three months ended March 31, 1998. Youbet.com expects to incur significant losses at least through 1999.

    OTHER INCOME (EXPENSE)

    NET INTEREST INCOME (EXPENSE). Net interest income of $18,000 for the three months ended March 31, 1999 compares to $69,000 of net interest expense for the three months ended March 31, 1998. The net interest expense for the three months ended March 31, 1998 is the result of advances and bridge loans being outstanding during the period that were subsequently converted to common stock during the third quarter ended September 30, 1998. Youbet.com expects interest expense to increase significantly in 1999 as a result of the issuance in April 1999 of its 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Youbet.com has financed its operations primarily through the sale of its securities and short-term debt as Youbet.com has generated only negative cash flow from operations since inception. Between December 5, 1995 and March 31, 1999, Youbet.com has received an aggregate of $18,795,000 in net proceeds from the sale of common stock, Series A Convertible Preferred Stock and the exercise of stock options, warrants and short term debt. At March 31, 1999 Youbet.com had $2,543,000 in cash. Youbet.com's principal commitments consists of obligations under capital leases.

    Net cash used in operating activities was $1,275,000 and $1,109,000 for the three months ended March 31, 1999 and 1998, respectively. The principal use of cash was to fund losses from operations. The increases in the net cash used in operating activities reflected a general increase in all levels of activity as Youbet.com developed the You Bet Network and commenced marketing activities during 1998.

    Net cash used in investing activities was $174,000 and $57,000 for the three months ended March 31, 1999 and 1998, respectively, for purchases of property and equipment.

    Net cash provided by financing activities was $2,452,000 and $1,194,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by and used by financing activities consisted principally of proceeds from the exercise of stock options and warrants and the private placement of common stock. During the three months ended March 31, 1999, Youbet.com received $2,100,000 from stock subscription receivables, resulting from the sale of common stock and Series A Convertible Preferred Stock during December 1998, $381,000 from the exercise of stock options and warrants and $250,000 from the sale of common stock. Offsetting these receipts was $280,000 of deferred financing costs, payments of lease obligations, deferred offering costs and costs related to stock financing.

    During January 1999, Youbet.com sold 100,000 shares of common stock to a private investor for a cash purchase price of $2.50 per share, resulting in proceeds to Youbet.com of $250,000.

    During the quarter ended March 31, 1999, Youbet.com issued 136,125 shares of common stock in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25, generating gross proceeds to Youbet.com of $381,000.

    In April 1999, Youbet.com issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510 (generating proceeds of approximately $35,119,000), which represents a discount of 11% per year, compounded semi-annually to April 2001. The notes begin accruing interest in April 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share, subject to reset provisions as defined in the notes. The conversion price resets one time at the earlier of (1) a placement, after April 1999, of common stock and any securities convertible into common stock which raises at least $15 million gross proceeds to Youbet.com or (2) April 5, 2000. In the event that a placement of common stock or convertible securities occurs first, the conversion price will be reset to the lesser of $10 per share or the lowest price per share at which Youbet.com sells common stock after the date of the placement of common stock or convertible securities (excluding options, warrants and other convertible securities existing prior to April 1999). In the event that the reset occurs on April 5, 2000, the conversion price will be reset to the lower of $10 per share or the average daily closing price for the ten-day period ending on April 5, 2000, but in no event less than $5 per share.

    Youbet.com does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will experience a substantial increase in capital expenditures and lease commitments consistent with Youbet.com's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. Youbet.com anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. Youbet.com believes that its existing cash and the proceeds from the sale of the 11% Senior Convertible Discount Notes, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months. Additionally, upon completion of the offering, Youbet.com intends to use such proceeds to pursue the opportunities described in this prospectus.

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

                          PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In April 1999, various warrantholders exercised their warrants into 53,500 shares of Youbet.com common stock at $2.50 per share and 10,000 shares of Youbet.com common stock at $3.125 per share generating proceeds of $165,000.

In April 1999, the former outside General Counsel of Youbet.com exercised his options to purchase 7,000 shares of Youbet.com common stock at $2.50 per share generating proceeds of $17,500.

Additional information relating to the period covered by this Item 2 has been previously reported on the Form 10-KSB filed April 9, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K - Three Months Ended March 31, 1999:

     Youbet.com filed a Form 8-K on January 26, 1999, to report a name change from You Bet International, Inc. to Youbet.com, Inc.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       YOUBET.COM, INC.
                                       --------------------------------
                                          (Registrant)


Date:  May 12, 1999                By: /s/ ROBERT M. FELL
                                       --------------------------------
                                       Robert M. Fell
                                       Chief Executive Officer


Date:  May 12, 1999                By: /s/ PHILLIP HERMANN
                                       --------------------------------
                                       Phillip Hermann
                                       Executive Vice President
                                         and Chief Financial Officer