Form 10QSB
period 1999-06-30
YOUBET COM INC
filed 1999-08-16
CIK 814055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 33-13789LA

                            ------------------------

                                YOUBET.COM, INC.

       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                             95-4627253
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

    1950 SAWTELLE BOULEVARD, SUITE 180,                   90025
          LOS ANGELES, CALIFORNIA                      (Zip Code)
  (Address of principal executive offices)

                                 (310) 444-3300
                (Issuer's telephone number, including area code)

   _________________________________________________________________________

   (Former name, former address and former fiscal year, if changed since last report.)

                         ------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 1999, the issuer had 19,121,288 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               YOU BET.COM, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                              ---------
PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

               Balance Sheets--December 31, 1998 and June 30, 1999..........................................     3-4

               Statements of Operations--Three months ended June 30, 1998 and 1999 and six months ended June
                 30, 1998 and 1999..........................................................................     5-6

               Statements of Cash Flows--Six months ended June 30, 1998 and 1999............................     7-8

               Notes to Financial Statements--Six months ended June 30, 1998 and 1999.......................    9-12

               Item 2.  Management's Discussion and Analysis or Plan of Financial Condition and Results of
                        Operations..........................................................................    13-18

PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings...................................................................     19

               Item 2.  Changes in Securities...............................................................     19

               Item 6.  Exhibits and Reports on Form 8-K....................................................     20

                                YOUBET.COM, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                      JUNE 30,
                                                                                                        1999
                                                                                      DECEMBER 31,  -------------
                                                                                          1998
                                                                                      ------------   (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................................   $1,540,616   $  75,245,089
  Stock subscriptions receivable....................................................    2,100,000              --
  Receivables.......................................................................       50,364          71,176
  Prepaid expenses..................................................................       22,344         137,010
  Other current assets..............................................................       11,317          10,746
                                                                                      ------------  -------------
Total current assets................................................................    3,724,641      75,464,021
                                                                                      ------------  -------------
Property and equipment..............................................................    1,700,211       2,252,807
Less: Accumulated depreciation and amortization.....................................     (820,535)     (1,019,833)
                                                                                      ------------  -------------
Property and equipment, net.........................................................      879,676       1,232,974
                                                                                      ------------  -------------
Other assets:
  Deferred financing costs, net of amortization.....................................       31,395       1,559,649
  Deposits and other................................................................       17,537          29,475
                                                                                      ------------  -------------
Total other assets..................................................................       48,932       1,589,124
                                                                                      ------------  -------------
Total assets........................................................................   $4,653,249   $  78,286,119
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                                YOUBET.COM, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                       JUNE 30,
                                                                                                         1999
                                                                                     DECEMBER 31,   --------------
                                                                                         1998
                                                                                    --------------   (UNAUDITED)
Current liabilities:
  Accounts payable................................................................  $      984,258  $    1,205,832
  Accrued compensation and related items..........................................         144,252         178,769
  Other accrued expenses..........................................................         451,127       1,055,288
  Deferred revenues...............................................................              --         257,092
  Current portion of capitalized lease obligations................................         220,317         138,721
                                                                                    --------------  --------------
Total current liabilities.........................................................       1,799,954       2,835,702

Notes payable.....................................................................              --      37,738,544
Capitalized lease obligations, less current portion...............................          60,134          34,991
                                                                                    --------------  --------------
Total liabilities.................................................................       1,860,088      40,609,237
                                                                                    --------------  --------------
Stockholders' equity (Note 2):
  Convertible preferred stock, $.001 par value (aggregate liquidation preference of $2,677,750 and $0 at December 31, 1998 and June 30, 1999, respectively);
    authorized--1,000,000 shares; issued and outstanding--107,110 shares and no
    shares at December 31, 1998 and June 30, 1999, respectively...................             107              --
  Common stock, $.001 par value; authorized--50,000,000 shares; issued and outstanding and issuable--13,970,268 shares at December 31, 1998 and
    19,121,288 shares at June 30, 1999, respectively..............................          13,970          19,121
  Additional paid-in capital......................................................      42,326,397      83,653,447
  Accumulated deficit.............................................................     (37,825,941)    (44,293,477)
  Deferred compensation...........................................................      (1,161,372)     (1,562,209)
  Stock note receivable...........................................................        (560,000)       (140,000)
                                                                                    --------------  --------------
Total stockholders' equity........................................................       2,793,161      37,676,882
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $    4,653,249  $   78,286,119
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                YOUBET.COM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
Revenues............................................................................  $      20,170  $     733,262
Operating expenses:
  Network operations................................................................        182,391        486,341
  Research and development..........................................................        348,231        599,833
  Sales and marketing...............................................................        534,609        991,212
  General and administrative........................................................        783,277        958,675
  Depreciation and amortization.....................................................         82,338        105,298
  Non-cash compensation.............................................................      1,522,057        835,846
                                                                                      -------------  -------------
  Total operating expenses..........................................................      3,452,903      3,977,205
                                                                                      -------------  -------------
Loss from operations................................................................     (3,432,733)    (3,243,943)

Other income (expense):
  Interest expense..................................................................       (174,425)    (1,016,544)
  Amortization of deferred financing costs..........................................        (35,292)       (89,109)
  Discount on conversion of bridge loans, accounts payable and employee deferred
    salaries into common stock and warrants.........................................       (841,713)            --
  Fair value of warrants issued for financing costs.................................       (882,522)      (465,651)
  Interest income...................................................................            735        494,355
  Other.............................................................................            896            414
                                                                                      -------------  -------------
  Total other income (expense)......................................................     (1,932,321)    (1,076,535)
                                                                                      -------------  -------------
Net loss............................................................................  $  (5,365,054) $  (4,320,478)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share--basic and diluted...............................................  $       (0.54) $       (0.28)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average number of shares...................................................      9,882,172     15,217,157
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                YOUBET.COM, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
Revenues............................................................................  $      22,025  $   1,193,868
Operating expenses:
  Network operations................................................................        331,603        898,617
  Research and development..........................................................        578,535        959,076
  Sales and marketing...............................................................        691,164      1,467,000
  General and administrative........................................................      1,225,876      1,574,295
  Depreciation and amortization.....................................................        158,133        201,033
  Non-cash compensation.............................................................      2,745,289      1,493,391
                                                                                      -------------  -------------
  Total operating expenses..........................................................      5,730,600      6,593,412
                                                                                      -------------  -------------
Loss from operations................................................................     (5,708,575)    (5,399,544)

Other income (expense):
  Interest expense..................................................................       (243,601)    (1,023,988)
  Amortization of deferred financing costs..........................................        (47,456)       (96,957)
  Discount on conversion of bridge loans, accounts payable and employee deferred
    salaries into common stock and warrants.........................................       (841,713)            --
  Fair value of warrants issued for financing costs.................................     (1,243,722)      (465,651)
  Interest income...................................................................            772        519,604
  Other.............................................................................       (110,662)        (1,000)
                                                                                      -------------  -------------
  Total other income (expense)......................................................     (2,486,382)    (1,067,992)
                                                                                      -------------  -------------
Net loss............................................................................  $  (8,194,957) $  (6,467,536)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share--basic and diluted...............................................  $       (0.84) $       (0.44)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average number of shares...................................................      9,743,083     14,666,939
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                YOUBET.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          1998           1999
                                                                                      -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net loss..........................................................................  $  (8,194,957) $  (6,467,536)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization...................................................        158,133        201,033
    Amortization of deferred financing costs........................................         47,456         96,958
    Lease restructuring and other costs.............................................         64,750          1,237
    Non-cash compensation...........................................................      3,997,724      1,493,391
    Accounts payable and accrued liabilities settled through the issuance of common
      stock and warrants............................................................        275,712             --
    Discount on conversion of bridge loans, accounts payable and employee deferred
      salaries into common stock and warrants.......................................        841,713             --
    Fair value of warrants issued for financing costs...............................             --        465,651
    Changes in operating assets and liabilities:
    (Increase) decrease in:
      Receivables...................................................................           (162)       (20,812)
      Prepaid expenses..............................................................       (271,663)      (114,666)
      Other current assets..........................................................        (11,993)           573
      Deposits and other............................................................             --        (11,938)
    Increase (decrease) in:
      Accounts payable..............................................................        180,120        221,573
      Accrued compensation and related items........................................       (307,455)        34,519
      Other accrued interest payable................................................        156,792             --
      Interest accreted on notes payable............................................             --      1,010,034
      Other accrued expenses........................................................        331,418        637,923
      Deferred revenues.............................................................             --        257,092
      State income taxes payable....................................................         (6,400)            --
                                                                                      -------------  -------------
Net cash used in operating activities...............................................     (2,738,812)    (2,194,968)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment...............................................       (138,908)      (555,571)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................       (138,908)      (555,571)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                YOUBET.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       ---------------------------
                                                                                           1998          1999
                                                                                       ------------  -------------
Increase (Decrease) in Cash and Cash Equivalents
  Proceeds from convertible notes....................................................            --     36,728,510
  Proceeds from warrant purchase.....................................................            --          2,438
  Proceeds from exercise of stock options and warrants...............................     1,030,000      3,151,319
  Increase in deferred financing costs...............................................       (96,000)    (1,625,213)
  Net proceeds from sale of securities...............................................     4,661,583     38,304,697
  Proceeds from advances and bridge loans:
    Related parties..................................................................       888,875             --
    Unrelated parties................................................................     1,190,000             --
  Repayments of advances to unrelated parties........................................       (30,000)            --
  Payments on capitalized lease obligations..........................................            --       (106,739)
                                                                                       ------------  -------------
Net cash provided by financing activities............................................     7,644,458     76,455,012
                                                                                       ------------  -------------
Cash and cash equivalents:
  Net increase.......................................................................     4,766,738     73,704,473
  Cash at beginning of period........................................................        52,895      1,540,616
                                                                                       ------------  -------------
  Cash at end of period..............................................................  $  4,819,633  $  75,245,089
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Supplemental disclosure of cash flow information
  (a) Cash paid for:
        Interest paid................................................................  $     14,441  $      13,956
                                                                                       ------------  -------------
                                                                                       ------------  -------------
  (b) Non-cash transactions:
        During the six months ended June 30, 1999, certain employees exercised 74,833 stock options in exchange for 74,833 common stock shares in a cashless exercise. To effect this cashless exercise, 37,417 stock options were forfeited.
        During the six months ended June 30, 1999, the Company issued 13,505 common stock shares to a consulting firm for $33,763 of services rendered.
        During the six months ended June 30, 1999, the Company issued 1,071,100 common stock shares from the conversion of 107,110 preferred stock shares.
        During the six months ended June 30, 1998 and 1999, the Company incurred and deferred $2,680,384 and $1,186,379 of non-cash compensation.
        During the six months ended June 30, 1999, the Company issued 50,000 warrants at a total fair market value of $453,500 as closing costs of the public offering.
        During the six months ended June 30, 1999, the Company offset milestone bonuses against $420,000 in stock notes receivable.

                                YOUBET.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

    Youbet.com, Inc. is a Delaware corporation. Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to subscribers is the You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

    During the quarter ended June 30, 1999, the Company determined it had successfully completed the development stage by incurring revenues of over $1,000,000 since the beginning of the year. Accordingly, the Company is no longer in the development stage and is now in the operating stage.

BASIS OF PRESENTATION

    The accompanying financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1999, the results of operations for the six months and three months ended June 30, 1998 and 1999, and the cash flows for the six months ended June 30, 1998 and 1999. These adjustments are of a normal recurring nature. The results of operations for the six months and three months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

    For all periods presented, potential dilutive securities were not included in the earnings per share calculation since their effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

                                YOUBET.COM, INC.

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

NOTE 2--NOTES PAYABLE

    On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,625,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The Notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The Notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company will recognize a charge to operations of $352,000 over the five year maturity period, with a corresponding credit to paid-in capital. The notes also contain customary financial covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.

NOTE 3--STOCKHOLDERS' EQUITY

A.  ISSUANCE OF COMMON STOCK AND WARRANTS

    During the three months ended March 31, 1999, the Company issued 74,833 shares of common stock in conjunction with the exercise of stock options by certain employees. In order to effect a cashless transaction, an additional 37,417 stock options were forfeited. This cashless exercise resulted in a charge to non cash compensation of $300,000.

    During the three months ended March 31, 1999, the Company issued 100,000 shares of common stock at a price of $2.50 per share, generating gross proceeds to the Company of $250,000.

    During the three months ended March 31, 1999, the Company issued 13,505 shares of common stock in conjunction with the conversion of vendor debt of $33,763.

    During the six months ended June 30, 1999, the Company issued 1,028,000 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25 per share, generating gross proceeds to the Company of $3,151,318.

    During the six months ended June 30, 1999, 107,110 shares of convertible preferred stock were converted into 1,071,100 shares of common stock.

    As final settlement for the finder's fee related to the preferred stock financing in June 1998, additional fees of $122,500 were paid to the finder. The fees are charged to additional paid-in capital at June 30, 1999. In addition, 13,000 warrants with an exercise price of $.01 and 26,000 warrants with an exercise price of $2.50 were issued to the finder. These warrants are exercisable through March 2004.

    In June 1999, the Company completed its public offering and issued 2,863,582 common stock shares at a price of $14.00 per share, generating gross proceeds of $37,283,838. The Company also issued 654,275 shares of common stock, in conjunction with the exercise of warrants, generating gross proceeds to the Company of $2,163,553. The Company incurred $1,660,142 of closing fees in conjunction with these transactions.

                                YOUBET.COM, INC.

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

NOTE 3--STOCKHOLDERS' EQUITY (CONTINUED)
    During the six months ended June 30, 1999, the Company issued 100,000 warrants to its joint venture partner which concurrently agreed to purchase 142,857 shares at an aggregate cost of $2,000,000 of the Company's common stock in the secondary public offering and agreed to contribute funds to their joint venture project. The total fair market value of these warrants was $907,000 of which 50% was charged as financing costs and the remaining 50% was charged against paid-in capital. The warrants have an exercise price of $19.50 and a term of five years.

    During the six months ended June 30, 1999, the Company issued 50,000 warrants in exchange for services. The fair value of these warrants of $405,000 is being charged to operations over the vesting period. The warrants have an exercise price of $11.50 and a term of five years. The warrants vest over 3 years.

B.  STOCK OPTIONS

    During the six months ended June 30, 1999, deferred compensation of $1,186,379 was recorded as a result of the issuance of stock options being granted in exchange for future services. Deferred compensation charged to operations for the six months ended June 30, 1999 was $785,542.

    During the six months ended June 30, 1999, the Company granted various stock options, as follows:

    (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 350,000 shares of common stock at an exercise price of $10.50 per share, the fair market price at the date of grant. The stock options vest at specified dates during a period of four years and are exercisable for a period of ten years.

    (2) Stock options were granted to employees to purchase 247,400 shares of common stock at an average price of $12.59 per share. Of these stock options 36,150 shares of common stock were issued below the fair value on the date of grant. The aggregate difference between the exercise price and the fair value at the date of grant was $171,629, which is being charged to operations over the option's vesting period. These options vest over four years and are exercisable for a period of five years.

    (3) Stock options were granted to a consultant to purchase 25,000 shares of common stock at the fair value on the date of grant. The fair value of these options were $257,750, which was charged to deferred compensation and amortized over the vesting period. These options vest ratably over two years commencing on the grant date. These options are exercisable for a period of ten years.

NOTE 4--JOINT VENTURE AGREEMENT

    On June 9, 1999, the Company announced that it had entered into a letter of intent with Station Casinos, Inc., to create a joint venture which will offer in-home interactive and sports wagering to Nevada residents. The joint venture will be owned on a 50/50 basis by the Company and Station Casinos. The Company will adapt its proprietary software and technology and license it on a non-exclusive basis to the joint venture. Station Casinos will fund a portion of the Company's software development cost and contribute to funding the joint venture's advertising and other costs. The Company agreed to spend $1,600,000 to develop software to be used by the joint venture. The joint venture is subject to execution of

                                YOUBET.COM, INC.

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

NOTE 4--JOINT VENTURE AGREEMENT (CONTINUED) definitive agreements, and its service will be offered only after obtaining all required regulatory approvals, including the approval of the Nevada gaming authorities.

    The Company also agreed to grant Station Casinos a 5-year warrant to purchase 100,000 shares of the Company's common stock. See Note 3a.

NOTE 5--SIGNIFICANT AGREEMENTS

    During the three months ended June 30, 1999 the Company's Board of Directors, acting on the recommendation of the Compensation Committee, approved the payment of performance based bonuses to Fell & Company, Inc., David Marshall, Inc., and Russell M. Fine based on the Company's achievement of certain milestones. At June 30, 1999, two of the four milestones were met by the Company through the placement of the convertible note and the June public offering. As such, Fell & Company, Inc. had earned bonuses totaling $420,000 which were applied against a note receivable due from the Robert M. Fell Living Trust. David Marshall, Inc. and Russell M. Fine had earned bonuses totaling $150,000 each, which were accrued at June 30, 1999. These bonuses have been charged to operations. If the remaining milestones are achieved the Company would grant Fell & Company, Inc. additional bonuses of $140,000 and David Marshall, Inc. and Russell M. Fine will receive additional bonuses of $150,000 each.

NOTE 6--LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. Youbet.com filed its answer to the complaint on July 15, 1999. Youbet.com intends to defend itself vigorously in the action. Among other things, Mr. Von Opel executed a letter on February 24, 1998 which Youbet.com contends effected a waiver of such registration rights. As the litigation is in an initial stage, Youbet.com cannot predict its outcome, although if the claim is determined adversely to Youbet.com, it could have a material adverse effect on Youbet.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF YOUBET.COM, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOUBET.COM'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

    During the quarter ended June 30, 1999, Youbet.com determined it had successfully completed the development stage by incurring revenues of over $1,000,000 since the beginning of the year. Accordingly, Youbet.com is no longer in the development stage and is now in the operating stage.

    Youbet.com has expanded its operations in recent years and has grown to 69 employees at June 30, 1999. Youbet.com expects to add additional personnel in the United States and plans to commence operations internationally and add personnel as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED

    JUNE 30, 1998

    REVENUES

    Revenues for the three months ended June 30, 1999 were $733,000, of which $642,000 represented Youbet.com's commission on the gross amount of each wager placed by its subscribers. The remaining revenue included $66,000 from subscription fee revenue as Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and $25,000 from information revenue as Youbet.com began charging subscribers for handicapping information in April, 1999.

    OPERATING EXPENSES

    NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the private network. Network operations costs increased by $304,000 or 166.6% to $486,000 for the three months ended June 30, 1999 from $182,000 for the three months ended June 30, 1998 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased by $252,000 or 72.3% to $600,000 for the three months ended June 30, 1999 from $348,000 for the three months ended June 30, 1998. This increase resulted from payment of $150,000 in performance bonuses and the hiring of developers and continued development of the Youbet network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $456,000 or 85.4% to $991,000 for the three months ended June 30, 1999 from $535,000 for the three months ended June 30, 1998. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities as the Youbet Network did not launch until the third quarter of 1998. Marketing activities during the current quarter were concentrated on the rollout of direct mailing campaigns, including the mailing of CD's to potential subscribers. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $176,000 or 22.4% to $959,000 for the three months ended June 30, 1999 from $783,000 for the three months ended June 30, 1998. The increase resulted primarily from payment of $150,000 in performance bonuses. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

    NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation decreased $686,000 or 45.1% to $836,000 for the three months ended June 30, 1999 from $1,522,000 for the three months ended June 30, 1998. The decrease resulted from fewer warrants and options being issued during the current fiscal year, offset by recognition of $420,000 in performance bonuses. In lieu of payment, the bonuses were applied against a $560,000 note receivable. Youbet.com expects that these non-cash compensation costs will continue as it issues additional warrants and stock options and amortizes the deferred costs associated with these transactions.

    OTHER INCOME (EXPENSE)

    NET INTEREST EXPENSE. Net interest expense increased by $348,000 or 200.6% to $522,000 for the three months ended June 30, 1999 compared to $174,000 for the three months ended June 30, 1998. The increase in net interest expense is due to the issuance in April 1999 of $45.5 million of 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001. The net interest expense for the three months ended June 30, 1998 is the result of advances and bridge loans being outstanding during the period that were subsequently converted to common stock during the third quarter ended September 30, 1998. Youbet.com expects interest expense to increase significantly in 1999 as a result of the issuance of the 11% Senior Convertible Discount Notes.

    FAIR VALUE OF WARRANTS ISSUED FOR FINANCING COSTS. Fair value of warrants issued for financing costs decreased by $417,000 or 47.2% to $466,000 for the three months ended June 30, 1999 compared to $883,000 for the three months ended June 30, 1998. The 1998 expense resulted from warrants issued during 1997, with the related expense amortized during 1997 and 1998. The 1999 expense of $466,000 resulted primarily from issuance of warrants to Station Casinos, Inc.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    REVENUES

    Revenues for the six months ended June 30, 1999 were $1,194,000, of which $1,077,000 represented Youbet.com's commission on the gross amount of each wager placed by its subscribers. The remaining revenue included $92,000 from subscription fee revenue as Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and $25,000 from information revenue as Youbet.com began charging subscribers for handicapping information in April, 1999.

    OPERATING EXPENSES

    NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the private network. Network operations costs increased by $567,000 or 171.0% to $899,000 for the six months ended June 30, 1999 from $332,000 for the six months ended June 30, 1998 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased by $380,000 or 65.8% to $959,000 for the six months ended June 30, 1999 from $579,000 for the six months ended June 30, 1998. This increase resulted from payment of $150,000 in performance bonuses and the hiring of developers and continued development of the Youbet Network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $776,000 or 112.3% to $1,467,000 for the six months ended June 30, 1999 from $691,000 for the six months ended June 30, 1998. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities as the You Bet Network did not launch until the third quarter of 1998. Marketing activities during 1999 have focused on the rollout of direct mailing campaigns, including the mailing of CD's to potential subscribers. Youbet.com expects sales and marketing expenses to continue increasing significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $348,000 or 28.4% to $1,574,000 for the six months ended June 30, 1999 from $1,226,000 for the six months ended June 30, 1998. The increase resulted from payment of $150,000 in performance bonuses and a general increase in personnel related costs, legal and accounting fees, and general operating activity. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

    NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation decreased $1,252,000 or 45.6% to $1,493,000 for the six months ended June 30, 1999 from $2,745,000 for the six months ended June 30, 1998. The decrease resulted from fewer warrants and options being issued during the current fiscal year, offset by recognition of $420,000 in performance bonuses. In lieu of payment, the bonuses were applied against a $560,000 note receivable. Youbet.com expects that these non-cash compensation costs will continue as it issues additional warrants and stock options and amortizes the deferred costs associated with these transactions.

    OTHER INCOME (EXPENSE)

    NET INTEREST EXPENSE. Net interest expense increased by $261,000 or 107.7% to $504,000 for the six months ended June 30, 1999 compared to $243,000 for the six months ended June 30, 1998. The increase in net interest expense is due to the issuance in April 1999 of $45.5 million of 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001. Youbet.com expects interest expense to increase significantly in 1999 as a result of the issuance of the 11% Senior Convertible Discount Notes.

    FAIR VALUE OF WARRANTS ISSUED FOR FINANCING COSTS. Fair value of warrants issued for financing costs decreased by $778,000 or 62.6% to $466,000 for the six months ended June 30, 1999 compared to $1,244,000 for the six months ended June 30, 1998. The 1998 expense resulted from warrants issued during 1997, with the related expense amortized during 1997 and 1998. The 1999 expense of $466,000 resulted primarily from issuance of warrants to Station Casinos, Inc.

LIQUIDITY AND CAPITAL RESOURCES

    Youbet.com has financed its operations primarily through the sale of its securities and issuance of debt. Youbet.com finalized two significant transactions during the quarter ending June 30, 1999, as follows:

    In April 1999, Youbet.com issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510 (generating net proceeds of approximately $35,103,000), which represents a discount of 11% per year, compounded semi-annually to April 2001. The notes begin accruing interest in April 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004.

    In June, 1999, Youbet.com sold 2,863,582 shares of common stock in a secondary public offering at an offering price of $14 per share, for cash proceeds of $37,283,838 (generating net proceeds of approximately $36,087,000). In addition, warrant holders sold an additional 654,275 shares upon the exercise of warrants, generating additional net proceeds to the Company of $2,153,553.

    During January and February 1999, Youbet.com received $2,100,000 from stock subscription receivables, resulting from the sale of common stock and Series A Convertible Preferred Stock during December, 1998. During January 1999, Youbet.com sold 100,000 shares of common stock to a private investor for a cash purchase price of $2.50 per share, resulting in proceeds to Youbet.com of $250,000. During the six months ended June 30, 1999, Youbet.com issued 373,725 shares of common stock in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25, generating net proceeds to Youbet.com of $988,000.

    At June 30, 1999 Youbet.com had $75,245,089 in cash. Youbet.com's principal commitments consist of the aforementioned Senior Convertible Discount Notes and obligations under capital leases.

    Net cash used in operating activities was $2,195,000 and $2,739,000 for the six months ended June 30, 1999 and 1998, respectively. The principal use of cash was to fund losses from operations. The decrease in the net cash used in operating activities was the result of the deferral of payment of expenses associated with the debt financing and equity placement.

    Net cash used in investing activities was $556,000 and $139,000 for the six months ended June 30, 1999 and 1998, respectively, for purchases of property and equipment. The increase was the primary result of purchases of computer equipment to support the growth of Youbet.com.

    Net cash provided by financing activities was $76,455,000 and $7,644,000 for the six months ended June 30, 1999 and 1998, respectively. The increase was the result of the aforementioned debt and equity transactions.

    Youbet.com does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will experience a substantial increase in capital expenditures and lease commitments consistent with Youbet.com's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. Youbet.com anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. Youbet.com believes that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

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

    STATE OF READINESS

    Based on an internal assessment, Youbet.com believes that its software programs, both those developed internally and purchased from material outside vendors, are year 2000 compliant or will be by December 31, 1999. Youbet.com began assessing its state of year 2000 readiness during October 1998. This included reviewing the year 2000 compliance of the following:

    - Youbet.com's internally developed proprietary software incorporated in the You Bet Network

    - Ladbroke's pool wagering and other software

    - Third party handicapping information suppliers

    - Third-party software vendors

    Youbet.com will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

    COSTS

    To date, Youbet.com has incurred approximately $25,000 of costs in identifying and evaluating year 2000 compliance issues. Most of Youbet.com's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation of year 2000 compliance matters. At this time, Youbet.com does not possess the information necessary to estimate the potential costs of future revisions to software relating to the You Bet Network should revisions be required or the replacement of third-party software, hardware or services, if any, that are determined to not be year 2000 compliant. Although Youbet.com believes that its software programs, both developed internally and purchased from outside vendors are either already year 2000 compliant or will be by December 31, 1999, failure to identify non year 2000 compliant software could have a material and adverse effect on Youbet.com's business, results of operations and financial condition.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg Von Opel v. Youbet.com, Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. Youbet.com filed its answer to the complaint on July 15, 1999. Youbet.com intends to defend itself vigorously in the action. Among other things, Mr. Von Opel executed a letter on February 24, 1998 which Youbet.com contends effected a waiver of such registration rights. As the litigation is in an initial stage, Youbet.com cannot predict its outcome, although if the claim is determined adversely to Youbet.com, it could have a material adverse effect on Youbet.com.

ITEM 2.  CHANGES IN SECURITIES

    In April 1999, Youbet.com issued 50,000 warrants to various finders in connection with the issuance of the 11% Senior Convertible Discount Notes. The warrants are exercisable at $10.00 per share and expire on April 5, 2004. The fair value of the warrants is $352,000.

    In April 1999, Youbet.com issued 50,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $11.50 per share and expire on March 25, 2004. The fair value of the warrants is $405,000.

    In April 1999, Youbet.com issued 25,000 options to an outside consultant for services rendered. The options are exercisable at $10.50 per share and expire in March, 2004. The fair value of the options is $257,750.

    In May 1999, Youbet.com issued warrants as final settlement to a finder in connection with the issuance of Series A Convertible Preferred Stock in June 1998. Youbet.com issued 13,000 warrants with an exercise price of $.01 and 26,000 warrants with an exercise price of $2.50. The warrants are exercisable through March 2004. The fair value of the warrants is $216,060.

    In May 1999, various warrantholders exercised their warrants into 133,000 shares of Youbet.com common stock at $2.50 per share and 10,000 shares of Youbet.com common stock at $3.125 per share generating proceeds of $363,750.

    In June 1999, various warrantholders exercised their warrants into 24,000 shares of Youbet.com common stock at $2.50 per share generating proceeds of $60,000.

    In June 1999, the former outside General Counsel of Youbet.com exercised his options to purchase 100 shares of Youbet.com common stock at $2.50 per share generating proceeds of $250.

    In June 1999, Youbet.com issued 100,000 warrants to Station Casinos, Inc. The warrants are exercisable at $19.50 per share and expire on June 8, 2004. The fair value of the warrants is $907,000.

    During the quarter ended June 30, 1999, Youbet.com issued 439,200 options to employees at exercise prices ranging from $10.50 to $12.59. The options vest over a four year period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27 Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K--Three Months Ended June 30, 1999:

    Youbet.com filed a form 8-k on June 10, 1999 to report a joint letter of intent to enter into a joint venture agreement with Station Casinos, Inc., to amend registration rights granted to convertible preferred shareholders, to report a legal complaint filed by Georg Von Opel and to disclose correspondence with Michael Lovern, Sr.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               YOUBET.COM, INC.

                                                    (Registrant)

Date: August 16, 1999           By:              /s/ ROBERT M. FELL
                                     -----------------------------------------
                                                   Robert M. Fell
                                              CHIEF EXECUTIVE OFFICER

Date: August 16, 1999           By:             /s/ PHILLIP HERMANN
                                     -----------------------------------------
                                                  Phillip Hermann
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER