Form 10QSB
period 1999-09-30
YOUBET COM INC
filed 1999-11-15
CIK 814055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

  [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                to
                                      --------------    -------------

                       Commission file number: 33-13789LA

                                YOUBET.COM, INC.
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    95-4627253
  -------------------------------                --------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


        1950 Sawtelle Boulevard, Suite 180, Los Angeles, California 90025
  ---------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                 (310) 444-3300
   ---------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



  ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]  No [ ]

  As of October 31, 1999, the issuer had 19,321,645 shares of common stock issued and outstanding.

  Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                YOUBET.COM, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                             Page

   Item 1.  Financial Statements

     Balance Sheets -- December 31, 1998 and September 30, 1999             3-4

     Statements of Operations -- Three months ended September 30, 1998
      and 1999 and nine months ended September 30, 1998 and 1999            5-6

     Statements of Cash Flows -- Nine months ended September 30,
      1998 and 1999                                                         7-8

     Notes to Financial Statements -- Nine months ended                    9-14
         September 30, 1998 and 1999.


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               15-22


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                23

   Item 2.  Changes in Securities                                            24

   Item 4.  Submission of Matters to a Vote of Security Holders              25

   Item 6.  Exhibits and Reports on Form 8-K                                 26

   Signatures                                                                27

                                 YOUBET.COM, INC.
                                  BALANCE SHEETS

                                                                               December 31,            September 30,
                                                                                   1998                    1999
                                                                            -------------------   -----------------------
                                                                                                        (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                    $1,540,616               $67,583,126
    Stock subscriptions receivable                                                2,100,000                         -
    Receivables                                                                      50,364                   340,646
    Prepaid expenses                                                                 22,344                 2,476,115
    Other current assets                                                             11,317                    11,751
                                                                                 ----------               -----------

Total current assets                                                              3,724,641                70,411,638
                                                                                 ----------               -----------

Property and equipment                                                            1,700,211                 2,998,261
Less:  Accumulated depreciation and amortization                                   (820,535)               (1,134,073)
                                                                                 ----------               -----------

Property and equipment, net                                                         879,676                 1,864,188
                                                                                 ----------               -----------

Other assets:
    Deferred financing costs, net of amortization                                    31,395                 1,523,640
    Deposits and other                                                               17,537                    20,063
    Deferred project costs                                                                -                    94,388
                                                                                 ----------               -----------

Total other assets                                                                   48,932                 1,638,091
                                                                                 ----------               -----------

Total assets                                                                     $4,653,249               $73,913,917
                                                                                 ----------               -----------
                                                                                 ----------               -----------

                                 YOUBET.COM, INC.
                                  BALANCE SHEETS

                                                                                    December 31,        September 30,
                                                                                       1998                  1999
                                                                                 ------------------   -------------------
                                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $    984,258           $  1,173,409
   Accrued compensation and related items                                                  144,252                191,258
   Other accrued expenses                                                                  451,127              2,250,570
   Deferred revenues                                                                             -                528,690
   Current portion of capitalized lease obligations                                        220,317                 87,968
                                                                                      ------------           ------------

Total current liabilities                                                                1,799,954              4,231,895

Notes payable                                                                                    -             38,748,578
Capitalized lease obligations, less current portion                                         60,134                 29,838
                                                                                      ------------           ------------

Total liabilities                                                                        1,860,088             43,010,311
                                                                                      ------------           ------------

Stockholders' equity (Note 2):
  Convertible preferred stock, $.001 par value
    (aggregate liquidation preference of $2,677,750 and $0 at December 31, 1998 and September 30, 1999, respectively); authorized - 1,000,000 shares; issued and outstanding-107,110 shares and no shares at December 31, 1998 and
    September 30, 1999, respectively                                                           107                      -
  Common stock, $.001 par value; authorized -
    50,000,000 shares; issued and outstanding and issuable - 13,970,268 shares at December 31, 1998 and 19,121,288 shares at September 30,1999,
    respectively                                                                            13,970                 19,121
  Additional paid-in capital                                                            42,326,397             84,034,540
  Accumulated deficit                                                                  (37,825,941)           (51,537,523)
  Deferred compensation                                                                 (1,161,372)            (1,472,532)
  Stock note receivable                                                                   (560,000)              (140,000)
                                                                                      ------------           ------------

Total stockholders' equity                                                               2,793,161             30,903,606
                                                                                      ------------           ------------

Total liabilities and stockholders' equity                                            $  4,653,249           $ 73,913,917
                                                                                      ------------           ------------
                                                                                      ------------           ------------

                                 YOUBET.COM, INC.
                              STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                ------------------------------------------
                                                                                       1998                    1999
                                                                                -------------------      -----------------
                                                                                               (Unaudited)
Revenues                                                                           $    76,382              $ 1,132,054

Operating expenses:
   Network operations                                                                  404,798                  492,083
   Research and development                                                            348,667                  533,321
   Sales and marketing                                                                 499,587                5,429,485
   General and administrative                                                          818,612                1,204,577
   Depreciation and amortization                                                        86,192                  114,240
   Non-cash compensation                                                               707,283                  457,895
                                                                                   -----------              -----------

   Total operating expenses                                                          2,865,139                8,231,601
                                                                                   -----------              -----------

Loss from operations                                                                (2,788,757)              (7,099,547)

Other income (expense):
   Interest expense                                                                    (79,116)              (1,014,213)
   Amortization of deferred financing costs                                            (64,242)                 (95,008)
   Fair value of warrants issued for financing costs                                  (161,962)                 (12,570)
   Interest income                                                                      48,608                  969,095
   Other                                                                                (9,557)                   8,197
                                                                                   -----------              -----------

   Total other income (expense)                                                       (266,269)                (144,499)
                                                                                   -----------              -----------

Net loss                                                                           $(3,055,026)             $(7,244,046)
                                                                                   -----------              -----------
                                                                                   -----------              -----------

Net loss per share - basic and diluted                                             $     (0.28)             $     (0.38)
                                                                                   -----------              -----------
                                                                                   -----------              -----------

Weighted average number of shares                                                   11,104,273               19,121,288
                                                                                   -----------              -----------
                                                                                   -----------              -----------

                                 YOUBET.COM, INC.
                             STATEMENTS OF OPERATIONS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 -----------------------------------------
                                                                                       1998                    1999
                                                                                 ------------------     -------------------
                                                                                                (Unaudited)
Revenues                                                                            $     98,407            $  2,325,922

Operating expenses:
   Network operations                                                                    736,401               1,390,700
   Research and development                                                              927,202               1,492,397
   Sales and marketing                                                                 1,190,751               6,896,485
   General and administrative                                                          2,044,488               2,778,872
   Depreciation and amortization                                                         244,325                 315,273
   Non-cash compensation                                                               3,452,572               1,951,286
                                                                                    ------------            ------------

   Total operating expenses                                                            8,595,739              14,825,013
                                                                                    ------------            ------------

Loss from operations                                                                  (8,497,332)            (12,499,091)

Other income (expense):
   Interest expense                                                                     (322,717)             (2,038,201)
   Amortization of deferred financing costs                                             (111,698)               (191,965)
   Discount on conversion of bridge loans,
     A/P, and deferred salaries into
     common stock                                                                       (841,713)                      -
   Fair value of warrants issued for financing costs                                  (1,405,684)               (478,221)
   Interest income                                                                        49,380               1,488,699
   Other                                                                                (120,219)                  7,197
                                                                                    ------------            ------------

   Total other income (expense)                                                       (2,752,651)             (1,212,491)
                                                                                    ------------            ------------

Net loss                                                                            $(11,249,983)           $(13,711,582)
                                                                                    ------------            ------------
                                                                                    ------------            ------------

Net loss per share - basic and diluted                                              $      (1.10)           $      (0.85)
                                                                                    ------------            ------------
                                                                                    ------------            ------------

Weighted average number of shares                                                     10,196,812              16,151,722
                                                                                    ------------            ------------
                                                                                    ------------            ------------

                                 YOUBET.COM, INC.
                             STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                 ------------------------------------------
                                                                                       1998                    1999
                                                                                 ------------------      ------------------
                                                                                                (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:

   Net loss                                                                        $(11,249,983)           $(13,711,582)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                                      244,325                 315,273
     Amortization of deferred financing costs                                           111,698                 191,966
     Lease restructuring and other costs                                                 70,645                   1,237
     Interest accreted on notes payable                                                       -               2,020,068
     Non-cash compensation                                                            4,866,969               2,429,507
     Accounts payable and accrued liabilities
       settled through the issuance of common
       stock and warrants                                                               556,079                       -
     Discount on conversion of bridge
       loans, accounts payable and employee
       deferred salaries into common stock
       and warrants                                                                     841,713                       -
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Receivables                                                                       (7,992)                (69,498)
       Prepaid expenses                                                                (137,213)             (2,453,771)
       Other current assets                                                             (12,487)               (221,216)
       Deposits and other                                                               (19,032)                (96,914)
     Increase (decrease) in:
       Accounts payable                                                                (146,077)                189,152
       Accrued compensation and related items                                          (402,322)                143,008
       Other accrued interest payable                                                   (94,663)                      -
       Other accrued expenses                                                            17,439               1,737,205
       Deferred revenues                                                                      -                 528,690
       State income taxes payable                                                        (6,400)                      -
                                                                                   ------------            ------------

Net cash used in operating activities                                                (5,367,301)             (8,996,875)
                                                                                   ------------            ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (188,462)             (1,301,025)
                                                                                   ------------            ------------

Net cash used in investing activities                                                  (188,462)             (1,301,025)
                                                                                   ------------            ------------

                                 YOUBET.COM, INC.
                             STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 ----------------------------------------
                                                                                      1998                   1999
                                                                                 ----------------      ------------------
                                                                                               (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

   Proceeds from convertible note                                                              -              36,728,510
   Proceeds from warrant purchase                                                              -                   2,438
   Proceeds from exercise of stock options
     and warrants                                                                      1,030,000               3,151,319
   Increase in deferred financing costs                                                  (96,000)             (1,684,214)
   Net proceeds from sale of securities                                                5,143,954              38,305,002
   Proceeds from advances and bridge loans:
     Related parties                                                                     888,875                       -
     Unrelated parties                                                                 1,190,000                       -
   Repayments of advances:
     Related parties                                                                     (23,875)                     -
     Unrelated parties                                                                   (30,000)                     -
   Payments on capitalized lease obligations                                             (54,533)               (162,645)
                                                                                      ----------             -----------

Net cash provided by financing activities                                              8,048,421              76,340,410
                                                                                      ----------             -----------

Cash and cash equivalents:
   Net increase                                                                        2,492,658              66,042,510
   Cash at beginning of period                                                            52,895               1,540,616
                                                                                      ----------             -----------

   Cash at end of period                                                              $2,545,553             $67,583,126
                                                                                      ----------             -----------
                                                                                      ----------             -----------


Supplemental disclosure of cash flow information

   (a) Cash paid for:
          Interest paid                                                               $   23,465             $    18,035
                                                                                      ----------             -----------
                                                                                      ----------             -----------
   (b) Non-cash transactions:
          During the nine months ended September 30, 1999, certain employees exercised 74,833 stock options in exchange for 74,833 common stock shares in a cashless exercise. To effect this cashless exercise, 37,417 stock options were forfeited.
          During the nine months ended September 30, 1999, the Company issued
               13,505 common stock shares in conjunction with the conversion of vendor debt of $33,763.
          During the nine months ended September 30, 1999, the Company issued
               1,071,100 common stock shares from the conversion of 107,110 preferred stock shares.
          During the nine months ended September 30, 1998 and 1999, the Company incurred and deferred $3,953,879 and $1,567,167 of non-cash compensation, respectively.
          During the nine months ended September 30, 1999, the Company issued
               50,000 warrants at a total fair value of $453,500 as closing costs of the public offering.
          During the nine months ended September 30, 1999, the Company offset milestone bonuses against $420,000 in stock notes receivable.

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

     Youbet.com, Inc. (the "Company") is a Delaware corporation. Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online entertainment purposes. The Company's first service being offered to subscribers is the You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

     During the quarter ended June 30, 1999, the Company determined it had successfully completed the development stage by incurring revenues of over $1,000,000 since the beginning of the year. Accordingly, the Company is no longer in the development stage and is now in the operating stage.

BASIS OF PRESENTATION

     The accompanying financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1999, the results of operations for the nine months and three months ended September 30, 1998 and 1999, and the cash flows for the nine months ended September 30, 1998 and 1999. These adjustments are of a normal recurring nature. The results of operations for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

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

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION (Continued)

     For all periods presented, potential dilutive securities were not included in the earnings per share calculation since their effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

NOTE 2--NOTES PAYABLE

     On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,625,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The Notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company will recognize a charge to operations of $352,000 over the five year maturity period, with a corresponding credit to paid-in capital. The notes also contain covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.

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

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 3--STOCKHOLDERS' EQUITY (Continued)

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

     In June 1999, the Company completed its public offering and issued 2,863,582 common stock shares at a price of $14.00 per share, generating gross proceeds of $37,283,838. The Company also issued 654,275 shares of common stock, in conjunction with the exercise of warrants, generating net proceeds to the Company of $2,153,553. The Company incurred $1,660,142 of closing fees in conjunction with the above transactions.

     During the six months ended June 30, 1999, the Company issued 100,000 warrants to its joint venture partner which concurrently agreed to purchase 142,857 shares at an aggregate cost of $2,000,000 of the Company's common stock in the secondary public offering and agreed to contribute funds to their joint venture project. The total fair value of these warrants was $907,000 of which 50% was charged as financing costs and the remaining 50% was charged against paid-in capital. The warrants have an exercise price of $19.50 and a term of five years.

     During the six months ended June 30, 1999, the Company issued 50,000 warrants in exchange for services. The fair value of these warrants of $405,000 is being charged to operations over the vesting period. The warrants have an exercise price of $11.50 and a term of five years. The warrants vest over three years.

     During the three months ended September 30, 1999, the Company issued 25,000 warrants in exchange for services. The fair value of the warrants of $142,000 is being charged to operations over the vesting period. The warrants have an exercise price of $7.93 and a term of five years. The warrants vest over three years.

b.   Stock Options

     During the nine months ended September 30, 1999, deferred compensation of $1,567,167 was recorded as a result of the issuance of stock options being granted in exchange for future services. Deferred compensation charged to operations for the nine months ended September 30, 1999 was $1,256,008.

     During the nine months ended September 30, 1999, the Company granted various stock options, as follows:

     (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 350,000 shares of common stock at an exercise price of $10.50 per share, the fair market price at the date of grant. The stock options vest at specified dates during a period of four years and are exercisable for a period of ten years.

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 3--STOCKHOLDERS' EQUITY (Continued)

     (2) Stock options were granted to employees to purchase 325,450 shares of common stock at exercise prices ranging from $6.81 to $12.59 per share. Of these stock options 36,150 shares of common stock were issued below the fair market value on the date of grant. The aggregate difference between the exercise price and the fair market value at the date of grant was $171,629, which is being charged to operations over the option's vesting period. These options vest over four years and are exercisable for a period of five years.

     (3) Stock options were granted to a consultant to purchase 25,000 shares of common stock at the fair market value on the date of grant. The fair value of these options were $257,750, which was charged to deferred compensation and are being amortized over the vesting period. These options vest ratably over two years commencing on the grant date. These options are exercisable for a period of ten years.

     (4) Stock options were granted to a consultant to purchase 30,000 shares of common stock at the fair market value on the date of grant. The fair value of these options were $238,927, which was charged to deferred compensation and are being amortized over the vesting period. These options vest ratably over six months commencing on the grant date. These options are exercisable for a period of five years.

     (5) Stock options were granted to a Director to purchase 40,000 shares of common stock at the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

NOTE 4--JOINT VENTURE AGREEMENT

     On June 9, 1999, the Company announced that it had entered into a letter of intent with Station Casinos, Inc., to create a joint venture which will offer in-home interactive and sports wagering to Nevada residents. The joint venture will be owned on a 50/50 basis by the Company and Station Casinos. The Company will adapt its proprietary software and technology and license it on a non-exclusive basis to the joint venture. Station Casinos will fund a portion of the Company's software development cost and contribute to funding the joint venture's advertising and other costs. The Company agreed to spend $1,600,000 to develop software to be used by the joint venture. The joint venture is subject to execution of definitive agreements, and its service will be offered only after obtaining all required regulatory approvals, including the approval of the Nevada gaming authorities.

     The Company also agreed to grant Station Casinos a 5-year warrant to purchase 100,000 shares of the Company's common stock (See Note 3a). Project costs of $94,388 have been capitalized as a result of this agreement.

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 5--SIGNIFICANT AGREEMENTS

     During the three months ended June 30, 1999 the Company amended its service agreements with Robert M. Fell, David M. Marshall, and Russell M. Fine. The amendment included a bonus award for the three officers when specified milestones are met. At June 30, 1999, two of the four milestones were met by the Company through the placement of the convertible note and the June public offering. As such, Robert M. Fell had earned bonuses totaling $420,000 which was applied against a note receivable due from the Robert M. Fell Living Trust. David M. Marshall and Russell M. Fine had earned bonuses totaling $150,000 each, which were accrued at June 30, 1999. These bonuses have been charged to operations. If the remaining milestones are achieved the Company would grant Robert M. Fell additional bonuses of $140,000 and David
M. Marshall and Russell M. Fine would receive additional bonuses of $150,000 each.

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

     On August 19, 1999, Mr. von Opel filed a motion for summary judgment on the issue of liability. Youbet.com believes that it will be able to establish its defense, through written and deposition discovery, and has filed an affidavit seeking the Court's permission to take such discovery before opposing Mr. von Opel's motion. Mr. von Opel has served reply papers dated October 28, 1999, in which he contests the sufficiency of Youbet.com's affidavit. Youbet.com believes that Mr. von Opel's reply papers are procedurally improper, and will try to reach an agreement with Mr. von Opel regarding the discovery which Youbet.com seeks, before responding to Mr. von Opel's motion. No hearing has been scheduled to date on either Youbet.com's affidavit or Mr. von Opel's motion.

       As the litigation is in an initial stage, Youbet.com cannot predict its outcome, although if the claim is determined adversely to Youbet.com, it could have a material adverse effect on Youbet.com.

       On October 13, 1999, a search warrant was served on Youbet.com by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. Youbet.com understands the investigation to encompass the legality of online and telephone wagering within California. In cooperation with the investigation, effective November 10, 1999, Youbet.com has voluntarily suspended reception and transmission of wagering information from California

                                YOUBET.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

NOTE 6--LEGAL PROCEEDINGS (Continued)

residents and is accelerating its implementation of a new data center outside the state of California. Youbet.com is continuing to cooperate with the investigation. As the investigation is in an initial stage, Youbet.com cannot predict its outcome, although if a charge is filed by the Los Angeles District Attorney and such claim is determined adversely to Youbet.com, it may have a material adverse effect on Youbet.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF YOUBET.COM,INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS 10-QSB. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOUBET.COM'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

       Youbet.com has expanded its operations in recent years and has grown to 87 employees at September 30, 1999. Youbet.com expects to add additional personnel in the United States and plans to commence operations internationally and add personnel as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

       REVENUES

       Revenues for the three months ended September 30, 1999 were $1,132,000, of which $972,000 represented Youbet.com's commission on the gross amount of each wager placed by its subscribers. The remaining revenue included $121,000 from subscription fee revenue as Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and $39,000 from information revenue as Youbet.com began charging subscribers for handicapping information in April 1999.

       OPERATING EXPENSES

       NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the private network. Network operations costs increased by $87,000 or 21.6% to $492,000 for the three months ended September 30, 1999 from $405,000 for the three months ended September 30, 1998 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

       RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased by $185,000 or 53% to $533,000 for the three months ended September 30, 1999 from $349,000 for the three months ended September 30, 1998. This increase resulted from the hiring of developers and continued development of the You Bet Network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $4,930,000 or 986.8% to $5,429,000 for the three months ended September 30,

1999 from $500,000 for the three months ended September 30, 1998. The increase in sales and marketing reflects the continued expansion of Youbet.com's marketing activities. Marketing activities during the current quarter were concentrated on the rollout of direct mailing campaigns, including the mailing of CD's to potential subscribers, in addition to placement of radio advertising in twelve major markets throughout the U.S. Youbet.com expects sales and marketing expenses to continue increasing to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $386,000 or 47.1% to $1,205,000 for the three months ended September 30, 1999 from $819,000 for the three months ended September 30, 1998. The increase resulted primarily from an increase in personnel related costs, legal and accounting fees, and general operating activity. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

       NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation decreased $249,000 or 35.3% to $458,000 for the three months ended September 30, 1999 from $707,000 for the three months ended September 30, 1998. The decrease resulted from fewer warrants and options being issued during the current fiscal year. Youbet.com expects that these non-cash compensation costs will continue as it issues additional warrants and stock options and amortizes the deferred costs associated with these transactions.

       OTHER INCOME (EXPENSE)

       NET INTEREST EXPENSE. Net interest expense increased by $15,000 or 47.9% to $45,000 for the three months ended September 30, 1999 compared to $30,000 for the three months ended September 30, 1998. The increase in net interest expense is due to the issuance in April 1999 of $45.5 million of 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001. Interest expense was offset by interest income from investment of the net proceeds obtained in the April 1999 convertible debt issuance ($36.7 million) and the June 1999 secondary public offering ($36.1 million). Youbet.com expects net interest expense to increase in future periods as cash resources are invested in the expansion of the Company's operations.

       FAIR VALUE OF WARRANTS ISSUED FOR FINANCING COSTS. Fair value of warrants issued for financing costs decreased by $149,000 or 92.2% to $13,000 for the three months ended September 30, 1999 compared to $162,000 for the three months ended September 30, 1998. The 1998 expense resulted from warrants issued during 1997, with the related expense amortized during 1997 and 1998. The 1999 expense resulted from warrants issued as a finder's fee to certain holders of the 11% Senior Convertible Discount Notes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

       REVENUES

       Revenues for the nine months ended September 30, 1999 were $2,326,000, of which $2,049,000 represented Youbet.com's commission on the gross amount of each wager placed by its subscribers. The remaining revenue included $213,000 from subscription fee revenue as Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and $64,000 from information revenue as Youbet.com began charging subscribers for handicapping information in April 1999.

       OPERATING EXPENSES

       NETWORK OPERATIONS. Network operations costs consist primarily of salaries and costs to support the private network. Network operations costs increased by $654,000 or 88.8% to $1,391,000 for the nine months ended September 30, 1999 from $736,000 for the nine months ended September 30, 1998 reflecting the continued development and expansion of the You Bet Network. Youbet.com expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

       RESEARCH AND DEVELOPMENT. Research and development costs consist primarily of salaries. Research and development costs increased by $565,000 or 61% to $1,492,000 for the nine months ended September 30, 1999 from $927,000 for the nine months ended September 30, 1998. This increase resulted from payment of $150,000 in performance bonuses and the hiring of developers and continued development of the You Bet Network. Youbet.com will continue to invest in the development of the You Bet Network, which Youbet.com believes is critical to achieving its strategic objectives and, as a result, expects research and development costs to increase significantly in future periods.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $5.7 million or 479.2% to $6,896,000 for the nine months ended September 30, 1999 from $1,191,000 for the nine months ended September 30, 1998. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities as the Youbet Network did not launch until the third quarter of 1998. Marketing activities during 1999 have focused on the rollout of direct mailing campaigns, including the mailing of CD's to potential subscribers. Youbet.com also began a radio advertising campaign in twelve major markets throughout the U.S. Youbet.com expects sales and marketing expenses to continue increasing significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $734,000 or 35.9% to $2,779,000 for the nine months ended September 30, 1999 from $2,044,000 for the nine months ended September 30, 1998. The increase resulted from payment of $150,000 in performance bonuses and an increase in personnel related costs, legal and accounting fees, and general operating activity.

Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

       NON-CASH COMPENSATION. Non-cash compensation relates to the recording of the fair value of warrants and stock options charged to the period of benefit. Non-cash compensation decreased $1,501,000 or 43.5% to $1,951,000 for the nine months ended June 30, 1999 from $3,453,000 for the nine months ended September 30, 1998. The decrease resulted from fewer warrants and options being issued during the current fiscal year, offset by recognition of $420,000 in performance bonuses. In lieu of payment, the bonuses were applied against a $560,000 note receivable. Youbet.com expects that these non-cash compensation costs will continue as it issues additional warrants and stock options and amortizes the deferred costs associated with these transactions.

       OTHER INCOME (EXPENSE)

       NET INTEREST EXPENSE. Net interest expense increased by $276,000 or 101% to $549,000 for the nine months ended September 30, 1999 compared to $273,000 for the nine months ended September 30, 1998. The increase in net interest expense is due to the issuance in April 1999 of $45.5 million of 11% Senior Convertible Discount Notes. However, Youbet.com will not pay cash interest thereon until October 2001. Youbet.com expects interest expense to increase significantly in 1999 as a result of the issuance of the 11% Senior Convertible Discount Notes.

       FAIR VALUE OF WARRANTS ISSUED FOR FINANCING COSTS. Fair value of warrants issued for financing costs decreased by $927,000 or 66% to $478,000 for the nine months ended September 30, 1999 compared to $1,406,000 for the nine months ended September 30, 1998. The 1998 expense resulted from warrants issued during 1997, with the related expense amortized during 1997 and 1998. The 1999 expense resulted primarily from issuance of warrants to Station Casinos, Inc.

LIQUIDITY AND CAPITAL RESOURCES

       Youbet.com has financed its operations primarily through the sale of its securities and issuance of debt. Youbet.com finalized two significant transactions during the nine months ending September 30, 1999, as follows:

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

       At September 30, 1999 Youbet.com had $67,583,126 in cash. Youbet.com's principal commitments consist of the aforementioned Senior Convertible Discount Notes.

       Net cash used in operating activities was $8,997,000 and $5,367,000 for the nine months ended September 30, 1999 and 1998, respectively. The principal use of cash was to fund losses from operations. The increase in the net cash used in operating activities was the result of the increased operating loss and an increase in prepaid expenses associated with the marketing campaigns.

       Net cash used in investing activities was $1,301,000 and $188,000 for the nine months ended September 30, 1999 and 1998, respectively, for purchases of property and equipment. The increase was primarily the result of purchases of computer equipment to support the growth of the company.

       Net cash provided by financing activities was $76,340,000 and $8,048,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily the result of the aforementioned debt and equity transactions.

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

RECENT EVENT

       On October 13, 1999, a search warrant was served on Youbet.com by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. Youbet.com understands the investigation to encompass the legality of online and telephone wagering within California. In cooperation with the investigation, effective November 10, 1999, Youbet.com has voluntarily suspended reception and transmission of wagering information from California residents and is accelerating its implementation of a new data center outside the state of California. At November 10, 1999, approximately 17% of the Company's subscribers were from California. For the quarter ended September 30, 1999, the Company had 11,452 subscribers, an increase of 5,724 or approximately 100% for the quarter. Youbet.com is continuing to cooperate with the investigation. As the investigation is in an initial stage, Youbet.com cannot predict its outcome, although if a charge is filed by the Los Angeles District Attorney and such claim is determined adversely to Youbet.com, it may have a material adverse effect on Youbet.com.

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

       STATE OF READINESS

       Based on an internal assessment, Youbet.com believes that its software programs, both those developed internally and purchased from material outside vendors, are year 2000 compliant or will be by December 31, 1999. Youbet.com began assessing its state of year 2000 readiness during October 1998. This included reviewing the year 2000 compliance of the following:

     --        Youbet.com's internally developed proprietary software
               incorporated in the You Bet Network
     --        Ladbroke's pool wagering and other software
     --        Third party handicapping information suppliers
     --        Third-party software vendors

    Youbet.com will continue to require its vendors of material hardware and software to provide assurances of their year 2000 compliance.

       COSTS

       To date, Youbet.com has incurred approximately $50,000 of costs in identifying and evaluating year 2000 compliance issues. Most of Youbet.com's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation year 2000 compliance matters. At this time, Youbet.com does not possess the information necessary to estimate the potential costs of future revisions to software relating to the You Bet Network should revisions be required or the replacement of third-party software, hardware or services, if any, that are determined to not be year 2000 compliant. Although Youbet.com believes that its software programs, both developed internally and purchased from outside vendors are either already year 2000 compliant or will be by December 31, 1999, failure to identify non year 2000 compliant software could have a material and adverse effect on Youbet.com's business, results of operations and financial condition.

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

     On August 19, 1999, Mr. von Opel filed a motion for summary judgment on the issue of liability. Youbet.com believes that it will be able to establish its defense, through written and deposition discovery, and has filed an affidavit seeking the Court's permission to take such discovery before opposing Mr. von Opel's motion. Mr. von Opel has served reply papers dated October 28, 1999, in which he contests the sufficiency of Youbet.com's affidavit. Youbet.com believes that Mr. von Opel's reply papers are procedurally improper, and will try to reach an agreement with Mr. von Opel regarding the discovery which Youbet.com seeks, before responding to Mr. von Opel's motion. No hearing has been scheduled to date on either Youbet.com's affidavit or Mr. von Opel's motion.

       As the litigation is in an initial stage, Youbet.com cannot predict its outcome, although if the claim is determined adversely to Youbet.com, it could have a material adverse effect on Youbet.com.

       On October 13, 1999, a search warrant was served on Youbet.com by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. Youbet.com understands the investigation to encompass the legality of online and telephone wagering within California. In cooperation with the investigation, effective November 10, 1999, Youbet.com has voluntarily suspended reception and transmission of wagering information from California residents and is accelerating its implementation of a new data center outside the state of California. Youbet.com is continuing to cooperate with the investigation. As the investigation is in an initial stage, Youbet.com cannot predict its outcome, although if a charge is filed by the Los Angeles District Attorney and such claim is determined adversely to Youbet.com, it may have a material adverse effect on Youbet.com.

ITEM 2.  CHANGES IN SECURITIES

       In July 1999, Youbet.com issued 30,000 options to an outside consultant for services rendered. The options are exercisable at $11.13 per share and expire in July, 2004. The fair value of the options is $238,927.

       In August 1999, Youbet.com issued 25,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $7.93 per share and expire on August 3, 2002. The fair value of the warrants is $141,861.

       In September 1999, Youbet.com issued 40,000 options to a director. The options are exercisable at $7.00 per share and expire in September, 2009. The exercise price is equal to the fair market value of the stock on the date of grant.

       During the quarter ended September 30, 1999, Youbet.com issued 78,050 options to employees at exercise prices ranging from $6.81 to $12.50. The options vest over a four year period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Youbet.com, Inc. held its Annual Meeting of Shareholders (the "Meeting") on September 23, 1999, at which the Company's stockholders: (1) elected the nominated slate of seven directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified: Robert M. Fell, Russell M. Fine, Caesar P. Kimmel, Alan W. Landsburg, David M. Marshall, Charles D. Peebler Jr. and William H. Roedy, (2) elected the amendment to the 1998 Stock Option Plan to reserve an additional 1,500,000 shares of Youbet.com common stock for options in addition to the 1,000,000 shares previously reserved for a total of 2,500,000 shares of common stock and (3) elected BDO Seidman, LLP as the Company's independent public accountants and auditors for the fiscal year ended December 31, 1999.

     Holders of record of the Company's common stock as of August 12, 1999 were entitled to vote at the Meeting. On August 12, 1999, there were 19,121,288 shares of common stock outstanding and entitled to vote and 14,210,494 of such shares were represented at the Meeting. Of the shares cast, each of the directors received at least 99.9% in favor of his election. The shares cast for each director were as follows: Robert M. Fell: 14,196,672 for and 13,822 withheld; Russell M. Fine: 14,196,316 for and 14,178 withheld; Caesar P. Kimmel: 14,196,672 for and 13,822 withheld; Alan W. Landsburg:
14,196,672 for and 13,822 withheld; David M. Marshall: 14,196,316 for and 14,178 withheld; Charles D. Peebler Jr.: 14,196,672 for and 13,822 withheld; and William H. Roedy: 14,196,672 for and 13,822 withheld. With respect to the election of the amendment to the 1998 Stock Option Plan and the election of BDO Seidman, LLP, the shares cast were 8,092,353 for, 779,553 against and 153,289 shares in abstention and 14,030,369 for, 135,277 against and 44,848 shares in abstention, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27 Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K - Three Months Ended September 30, 1999:

     Youbet.com filed a Form 8-K dated October 12, 1999 subsequent to the quarter ended September 30, 1999 to report subscriber counts as of September 30, 1999, to announce the appointment of Charles Peebler as a new board member replacing Jess Rifkind and to announce co-founder David Marshall's resignation as an officer and director effective December 31, 1999. Form 8-K's were filed on October 20, 1999 and on November 12, 1999 with respect to the local investigation of legality of online and telephone parimutuel wagering in California. Additionally, Youbet.com filed a Form 8-K dated November 3, 1999 to report earnings for the three months and nine months ended September 30, 1998 and 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       YOUBET.COM, INC.
                                       --------------------------------
                                          (Registrant)


Date:  November 15, 1999                By: /s/ ROBERT M. FELL
                                       --------------------------------
                                       Robert M. Fell
                                       President and Chief Executive
                                         Officer


Date:  November 15, 1999                By: /s/ PHILLIP C. HERMANN
                                       --------------------------------
                                       Phillip C. Hermann
                                       Executive Vice President
                                         and Chief Financial Officer