Form 10KSB
period 1999-12-31
YOUBET COM INC
filed 2000-03-31
CIK 814055

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 (310) 444-3300
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(b) of the Act: None.

             Securities registered under Section 12(g) of the Act:
                    Common Stock, par value, $.001 per share
                            ------------------------

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

    The issuer's revenues for the fiscal year ended December 31, 1999 were $3,773,577.

    As of February 29, 2000 the issuer had 19,414,809 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of February 29, 2000 was approximately $78,309,690, based upon the closing market price of $5.19 on that date of a share of common stock as reported on the Nasdaq National Market.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                YOUBET.COM, INC.

                                                                                        PAGE
                                                                                      --------
                                           PART I.

Item 1.                 Description of Business.....................................      3
Item 2.                 Description of Property.....................................     14
Item 3.                 Legal Proceedings...........................................     14
Item 4.                 Submission of Matters to a Vote of Security Holders.........     14

                                           PART II.

Item 5.                 Market for Common Equity and Related Stockholder Matters....     15
Item 6.                 Management's Discussion and Analysis........................     17
Item 7.                 Financial Statements........................................     24
Item 8.                 Changes in and Disagreement with Accountants on Accounting
                          and Financial Disclosure..................................     24

                                          PART III.

Item 9.                 Directors, Executive Officers, Promoters and Control
                          Persons; Compliance with Section 16 (a) of Exchange.......     25
Item 10.                Executive Compensation......................................     28
Item 11.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     33
Item 12.                Certain Relationships and Related Transactions..............     35

                                           PART IV.

Item 13.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     38
    (a)                 1. Index to Financial Statements
                        2. Financial Statement Schedule
                        3. Exhibits
    (b)                 Reports on Form 8-K.........................................     39
Signatures..........................................................................     41
Financial Statements and Financial Statement Schedule...............................    F-1

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Youbet.com, Inc. (the "Company") intends to establish itself as the leading global brand name for online live event sports entertainment and wagering and other forms of online gaming. Wagering on live events, such as horse racing, car racing, soccer, football, etc, is a very large global industry which adapts well to the internet space. The Company has initially focused on the United States horse wagering market and believes that its principal product, the You Bet Network, a PC-based system which allows a subscriber to transmit information and thereby facilitate wagers, is currently the only legal system available for online wagering in the United States. Concurrently, the Company is working to expand the Youbet.com brand, product and services in the United States and overseas market. The Company currently provides its United States network members the ability to watch, access a comprehensive database of handicapping information and, in most states, the ability to wager on a wide selection of coast-to-coast thoroughbred and harness horse racing, via its exclusive closed-loop network. The You Bet Network is completely interactive and provides a real-time environment. The Company does not actually accept or place any wagers. Wagers are accepted and placed only by a state licensed wagering entity, currently the Ladbroke Pennsylvania facility (see "Strategic Relationships--Ladbroke").

    The Company believes it is an innovator in the online live event wagering industry and intends to fully exploit the opportunities available to it in the United States and to pursue international markets aggressively. Future developments include enhancement and improvement of its existing products and technologies, development of new products and international expansion. To enhance and improve the You Bet Network, Youbet.com intends to replace the CD download currently used with a web-based product. Additionally, it is looking into improving its web content management and exploring other revenue streams such as advertising.

    The Company believes that wagering on most forms of live sporting events is legal in many parts of Europe, Asia, Australia and Latin America. The amount wagered on horse racing, which is the Company's initial target market is substantially larger overseas. For example, the Company believes that in Japan and Hong Kong, per capita wagering levels are significantly higher than in the United States.

    Sports wagering includes not only horse wagering, but sporting events such as football, basketball, baseball, hockey, soccer, boxing, golf, car racing, dog racing and jai alai. Aside from horse racing, dog racing and jai alai ("pari-mutuel wagering") in the United States, other sports wagering is currently legal only in the State of Nevada. Overseas sports event wagering is estimated to be significantly greater than in the United States.

    While many people associate horse racing with horse track betting, in 1998 more than 77% of United States horse wagering came from off-track betting. This movement to off-track betting began after off-track betting was introduced in the 1970s. During the past 15 years, off-track betting has grown by more than 600% in the United States and wagering on domestic horse racing owes its current growth principally to off-track sources. Off-track wagering currently includes inter-track simulcasts, off-track betting facilities, telephone account wagering and with the introduction of the You Bet Network, online wagering. This dramatic shift from on-track to off-track betting was driven by the public's desire to have convenient access to racing, the racing industry's ability to provide a service that met this need and the development of a system called "account wagering."

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

GROWTH STRATEGY

    Youbet.com's strategy is to establish itself as the leading global brand name for online live event sports entertainment and wagering and other forms of online gaming. The principal elements of the Company's strategy are as follows:

    MAKE LEGAL WAGERING CONVENIENT

    The Company believes that legal wagering on live events is an exciting activity which appeals to bettors of widely varying sophistication. By making wagering more convenient for all types of bettors, Youbet.com hopes to increase the number of off-track bettors using the You Bet Network and also increase the overall number of bettors. For example, the Company intends to make wagering easier for sophisticated bettors by providing, in one easy-to-access and highly flexible format, all the data and analytical tools that existing bettors routinely assemble manually from a variety of sources. Newcomers to the sport are assisted by tutorials and introductory tools, together with a friendly and dedicated customer support staff. And, for all bettors, convenience and immediacy is greatly enhanced by allowing these activities to take place in familiar locations such as the home or office as opposed to the horse track, off- track betting locations or other simulcast venues. Additionally, the Company intends to enrich the experience by having creative contests and games for prizes and points.

    INCREASE LEGAL WAGERING OPPORTUNITIES

    Live event wagering, like other forms of gaming, is most enjoyable when there is a wide variety of wagering options available, and when the stream of wagering decisions and wagering outcomes is as robust as possible. Online communications technology allows players to make more wagers on more events in a given time period than is possible through any other live event wagering alternative. For example, patrons at a horse track are limited to the races offered at that horse track only (or to the limited simulcast selection offered in addition). This provides fewer wagering opportunities than the You Bet Network, which offers racing content from 40 horse tracks (and growing). The You Bet Network provides as many as 32 races per hour, thus affording subscribers more opportunities than are available via other methods. Online technology also allows the execution of wagers to happen much faster than in person or over the phone (a very important advantage), and wins are instantly credited to the bettor's account and available to be wagered again. Finally, in addition to the numbers of races, online technology allows for a greater ease of wagering (including exotic wagers such as exactas, trifectas and quinellas) than can be accomplished by other means. The Company is developing products which will allow sports gambling enthusiasts to bet online on other live sporting events where legal (both in Nevada and overseas). Youbet.com intends to transport the technological and participatory innovations that are developed to other legal gaming venues.

    MAKE LEGAL WAGERING OPPORTUNITIES ACCESSIBLE TO A BROADER AUDIENCE

    The Company expects that the convenience of in-home wagering will encourage the new bettor to become more active. In addition, the Company believes that its marketing activities will attract consumers who have rarely or never wagered and that its easy-to-use product will allow them to realize the fun of wagering with a minimum of difficulty or intimidation. In this way, the Company hopes to expand the total wagering activity in the events it presents by lowering the challenges to participation by newcomers.

    PURSUE INTERNATIONAL MARKETS AGGRESSIVELY

    The Company intends to create a global brand name for Youbet.com, operating worldwide in live event sports wagering and other forms of online gaming. The Company intends to leverage its position as a leading online live event sports entertainment and wagering company in the United States to expand internationally. Youbet.com's overseas strategy envisions utilizing Youbet.com's technology and experience to form business relationships with partners in Latin America, Europe, Australia and Asia with the goal of creating robust sports information and other types of legal gaming websites for gaming aficionados. The sports websites will provide information, statistics and live event coverage of popular sports throughout the targeted region. The initial international activities will serve to develop a template for international operations which can be replicated in other countries with significant sports wagering markets. As in its operation in the United States, the Company does not plan to actually accept wagers or take the risks associated therewith. Instead, the overseas networks will enter into agreements with licensed wagering entities for the actual processing of each wager. Additionally, while wagering on horse racing is the only service currently offered by the You Bet Network, Youbet.com's overseas networks will include other types of sports wagering and online gaming. Currently, the Company has entered into a letter of intent to purchase off-track betting and bingo operations located in Argentina. Youbet.com's first venture (other than operating the off-track betting and bingo operations to be acquired) will consist of putting bingo, horse racing and selective sports products online in South America.

    BUILD STRATEGIC RELATIONSHIPS

    The Company believes that it can enter into mutually beneficial agreements with other companies and organizations, and it will pursue relationships selectively. Youbet.com will most likely pursue those relationships in areas outside its core technical, regulatory or geographic competencies. The Company also intends to develop relationships in international wagering markets as part of its international expansion.

    EXPLOIT DEVELOPMENTS IN TECHNOLOGY

    Youbet.com's strategy is based upon being the first to bring a new technology in online communications to the horse racing market and other live event markets. The Company will continue to enhance and improve its existing products and technologies, and will carefully monitor developments in technology and will adopt any new technologies which will make online live event wagering easier, faster and more entertaining. To enhance and improve its principal product, Youbet.com intends to replace the CD download presently used with a web-based product to simplify the process in addition to improving its web content management. In addition, the Company will improve the quality and quantity of content provided to its subscribers as bandwidth to individual internet users increases.

HORSE RACING

    INDUSTRY TRENDS

    The Company believes that horse racing fans enjoy the sport not only because it is entertaining to watch but also because wagering adds significant excitement to the experience. Online communication provides convenience and has the opportunity to seamlessly integrate the viewing and transaction processing aspects of wagering in one medium. Youbet.com believes this will significantly enhance the entertainment value of online based horse racing systems as compared to the traditional on-track and off-track systems that are in use today. The Company also believes that online solutions are likely to appeal to both new fans and the more serious handicappers for a number of reasons including the following:

    THE INTERNET IS A NEW ENTERTAINMENT AND COMMERCE MEDIUM--The Internet has become an important medium for communication, news, entertainment and commerce. As a result, it is experiencing rapidly increasing public awareness, substantial growth and acceptance on a global scale. A 1998 report issued by the United States Department of Commerce estimated that the number of Internet users worldwide is expected to increase from approximately 100 million at year end 1997 to over 320 million by the year 2002. The same report projects even higher growth rates for traffic and electronic commerce; estimating that traffic is doubling approximately every 100 days. Electronic commerce is expected to increase from an estimated $8.6 billion in 1998 to approximately $23.3 billion in 2001. The two fundamental growth drivers are the Internet's ability to deliver information in ways that are not possible using traditional media sources such as broadcast or print media and the Internet is rapidly becoming a powerful and credible new commerce channel.

    HANDICAPPERS ARE ALREADY HEAVY PC USERS--According to a study commissioned by Youbet.com in 1996 by Yankelovich Partners, a leading consumer and market research firm, 69% of the core group of 4.8 million highly active handicappers in the United States had access to a computer, 37% used an online service and 14% used a computer to access handicapping information. These findings are significant because they indicate that PC and online service usage among handicappers was significantly greater than the general United States population even as early as 1996. Moreover, the Company believes that 14% of handicappers were already using their computers to access horse racing information is an indicator of the high likelihood that handicappers will be interested in utilizing advanced online wagering and information systems.

    OFF-TRACK WAGERING IS THE NORM--Since the introduction of simulcasting in 1978 and the passage of the Interstate Horse Wagering Act, horse wagering has migrated away from the horse track. Handicappers prefer to place wagers at either remote sites or by phone because it is more convenient. This trend is expected to continue for the foreseeable future.

    HANDICAPPERS VALUE EFFICIENT EXECUTION--Fast execution of wagers as close to race start times as possible is imperative because it allows handicappers to place wagers based on the most up-to-date information. Consequently, systems that facilitate fast execution are of significant value to handicappers.

    HANDICAPPERS WANT ENTERTAINMENT AND VARIETY--The widespread popularity of closed circuit television coverage of horse racing at both on-track and off-track wagering facilities is a strong indicator of the high entertainment value that handicappers associate with watching horse racing. It is also important to note that one of the main benefits of multiple television coverage is the ability to watch and wager on races from a wide variety of horse tracks from a single location.

    HANDICAPPERS NEED DATA--The ability to interpret a wide range of both historical and current data about jockeys, horses, weather, the condition of the horse tracks and many other factors improves the handicapper's chance of winning. Consequently, handicappers, especially those with experience, will go to great lengths to acquire the most up-to-date data and will routinely draw from a wide variety of sources.

    WORLDWIDE ONLINE WAGERING LAWS--The Company believes many countries have or are in the process of enacting laws and procedures for operating online wagering systems. Youbet.com believes that many horse racing fans would be interested, particularly if these online systems are perceived as reliable and legal, to view and wager on international horse racing and sporting events using an interactive online system.

    Due to these primary factors, the Company believes that online communication is an ideal medium for live event wagering offering significant enhancements relative to traditional choices. Current off-track options available to handicappers, while significantly more convenient than physically going to a particular horse track, are still very inefficient and not well integrated. For example, handicappers spend a significant amount of time collecting and organizing handicapping information from a broad range of sources. Once this step is accomplished, they must either travel to a horse track or off-track wagering facility to watch races. Handicappers have the option of placing wagers at the horse track, at off-track facilities or via phone but must often wait in lines or on the telephone to actually place wagers. The Company believes an online system that integrates the features of gathering handicapping information, providing live event audio and video feeds and automating the wagering process will be of great value to handicappers and could significantly enhance their enjoyment and ultimately draw new fans to the sport as well. Youbet.com also believes that the fans of many other live wagering events will be attracted to online systems with the same basic features, but customized in terms of content and performance.

    THE YOUBET.COM SOLUTION

    Horse race wagering, as an industry, has evolved from predominantly on-track based to off-track betting and telephone wagering. The Company believes that its service is not only unique but also has the potential to revolutionize how handicappers and enthusiasts wager and watch horse racing events by offering significant advantages over traditional on-track and off-track options. Moreover, the underlying technology of the You Bet Network has been designed to be highly flexible and able to fully leverage the broad access and information distribution capabilities of an online environment. The Company's technology enables it to continue to add features to its network, to rapidly expand from its current coverage of United States based horse racing to the much larger international markets and into other live event wagering markets such as Europe, Asia, Australia and Latin America. Key benefits of the You Bet Network include:

    - CONVENIENCE, EASE OF USE--Members can access the You Bet Network using a standard modem connection from home, the office or virtually any location where a computer has online access and it is legal to wager.

    - EFFICIENT EXECUTION--Handicappers can use the You Bet Network to transmit wagering instructions and receive confirmation in as little as three seconds and will always know their account balance in addition to having full access to their account balance when making future wagers.

    - THE INFORMATION EDGE--The You Bet Network provides real time information from several leading companies and up to the minute odds on all wagers (See "Strategic Relationships").

    - ENTERTAINMENT VALUE--Youbet.com believes its ability to seamlessly combine broadcast-quality graphics, live audio and video feeds, a broad range of tools to view handicapping information and analyze wagering odds as well as extensive handicapping information in an easy and flexible browser based interface is the key to providing this high degree of entertainment value. The Company currently provides this information on a real time basis for 40 horse tracks, and is actively expanding its relationship with additional horse tracks.

    - BENEFITS TO HORSE TRACKS AND WAGERING FACILITIES--The Company believes that the You Bet Network will increase the number of handicappers involved in wagering on horse races and therefore prove beneficial to and grow the horse racing industry as a whole.

    Since mid-1995, Youbet.com has been engaged in developing the You Bet Network, its first service being offered to subscribers. The Company has incurred substantial software development costs since inception, which have been charged to operations as research and development costs. During June 1999, the Company became operational upon generating revenues of over $1,000,000. As of December 31, 1999, Youbet.com had approximately 14,500 subscribers. (In connection with a settlement with the Los Angeles County District Attorney and Los Angeles Police Department on January 14, 2000, the Company agreed that until California law is clarified, California subscribers will not be allowed to utilize the You Bet Network to transmit wagering instructions. As of December 31, 1999, approximately 16% of Youbet.com's subscribers were from California.)

    THE YOU BET NETWORK

    In July 1998, the You Bet Network became fully operational. The You Bet Network had undergone an extensive six month system-wide test ending in December 1997, and was launched in limited release in January 1998. The limited release, with more than 400 subscribers, consisted mainly of computer-literate handicappers, along with a small section of non-racing participants and was intended to further research system features and functionality, as well as to study marketing issues, such as pricing and packaging. In February 1999, the Company began charging subscribers a monthly subscription fee of $5.95 and in April 1999 began charging subscribers for information purchases.

    AVAILABILITY OF THE YOU BET NETWORK

    The You Bet Network is normally available to subscribers 24 hours a day, seven days a week and offers subscribers support 15 hours a day, seven days a week. Live horse racing is available on the You Bet Network approximately
12-13 hours per day, depending on which horse tracks are running on a particular day. Access to handicapping information such as past performances, is available 24 hours a day and the availability to place wagers is subject to the actual horse tracks' time schedule of accepting wagers. If for any reason the You Bet Network is unavailable for a particular race or for any other reason whatsoever, Youbet.com subscribers can place wagers over the telephone by calling Ladbroke directly via a toll free number.

    SETTING UP A YOU BET NETWORK ACCOUNT

    To subscribe to the You Bet Network, a potential subscriber contacts Youbet.com, either on its website or its toll free number and opens an account. This account is used for the monthly subscription fee and for the purchasing of handicapping information. In order to access the You Bet Network, a subscriber must install CD-ROM software which Youbet.com provides at no additional charge (Youbet.com intends to provide this software from its website in the near future). Once the subscriber installs the software and activates the service, the subscriber has access to simulcasts from the horse tracks and handicapping information. Since Youbet.com does not actually take or place any wagers, wagering through the You Bet Network requires that a subscriber open a separate wagering account with a licensed wagering entity, currently Ladbroke.

    SETTING UP A WAGERING ACCOUNT

    In order to set up a wagering account, Ladbroke requires that new subscribers provide a drivers license number, social security number, proof of age and state of residence. Once this information is verified by Ladbroke, funds can be transferred by the subscriber into his or her wagering account. Youbet.com facilitates the opening of this account through a simple web interface. Several fund transfer methods are available to fund a subscriber's account. From this wagering account, the subscriber can have wagers facilitated by the You Bet Network, the telephone or the off-track betting facility owned by Ladbroke.

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

    - 40 horse tracks to chose from, many running simultaneously;

    - Ability to play multiple horse tracks simultaneously;

    - Up-to-the-minute odds, probable payouts and late changes on the horse track;

    - Access to a vast database of handicapping and past performance information;

    - Real time streaming handicapping information from track correspondents;

    - Live audio and video feed from the horse tracks;

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

    HOW A WAGER IS FACILITATED BY THE YOU BET NETWORK

    Subscribers can use the You Bet Network to facilitate wagers, using the system's icon-driven menus to fill out an electronic wagering information ticket similar to a wagering ticket at a horse track. The wager is then transmitted electronically to Ladbroke. All wagering information is stored outside of California in a jurisdiction where such information may be utilized. Ladbroke debits the subscriber's account, places the wager at the host horse track and sends an electronic confirmation to the subscriber through the You Bet Network. This entire process usually takes less than three seconds. The subsequent adjustment to the subscriber's account for winnings and losses also usually takes less than three seconds after official winnings are posted at the horse track.

    CUSTOMER SERVICE FOR THE YOU BET NETWORK

    Youbet.com maintains and provides a high level of customer service and support for its subscribers. Customer service representatives are available from 7:00 a.m. to 10:00 p.m. Pacific Standard Time, seven days a week, to provide assistance via email or toll free number. Customer service representatives handle all questions relating to the You Bet Network, including how to install Youbet.com's software, how to place a wager and how to find desired features or information on the You Bet Network. Customer service will also process a subscriber's credit card information over the telephone to initially set up an account. Customer service hours have been set by the Company according to the hours when it is likely that online activity will take place. The Company intends to continue to devote the resources necessary to maintain this high level of customer service.

    PRICING FOR THE YOU BET NETWORK

    Youbet.com charges a monthly service subscription fee of $5.95 for access to the You Bet Network. This fee does not include the extra charges applicable for value added features and additional handicapping information such as past performances, tip sheets and horse racing analysis which are billed separately on a monthly basis. New subscribers currently may access the You Bet Network for an initial 30-day free trial period.

    REVENUE SOURCES FROM THE YOU BET NETWORK

    Pari-mutuel operators typically take a percentage as a commission prior to distributing payoffs to the winners. Pari-mutuel operators such as Ladbroke also bring additional wagers into a horse track pool from off-track sources. Youbet.com receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by the Company subscribers who have wagers placed through Ladbroke. This fee includes not only a percentage of net commissions for wagers facilitated by the You Bet Network, but also each wager by a Youbet.com subscriber which is placed by phone with Ladbroke. These commissions comprise Youbet.com's primary revenue stream. Additional revenues are generated from monthly subscription fees, the sale of information products and other value added services such as past performances of various tracks, jockeys or horses.

    The Company expects to continue to derive a majority of its future revenues through commissions from amounts wagered with licensed wagering facilities through the You Bet Network. However, the Company anticipates that additional revenue will be generated from sources such as, advertising on the You Bet Network, including web banners, and advertising on the live simulcasts as well as sales of other sports information and sports and logo merchandise.

    MARKETING

    Existing bettors require less time to learn to use the You Bet Network and provide a very profitable segment of players. The existing bettor is likely to be targeted by competitors. New bettors will need more education regarding horse racing, but represent a larger market and possibly greater revenues.

    The Company intends to attract the existing bettor with superior information and technology as well as value-added promotions such as complimentary monthly service charges. The Company also believes that significant wagering activity can be produced by existing and new bettors who may be significant sports enthusiasts, but who have not traditionally been large players due to a perceived lack of time and convenience regarding horse wagering. The convenience and ease of use of the You Bet Network, as well as the immediate excitement of online wagering and wagering results will be marketed to attract these new players. Additionally, the Company intends to attract the sports betting enthusiasts to its site by having creative contests and games for prizes and points and then identifying new potential customers for live horse wagering in the United States. The Youbet.com brand will also be marketed to these two market segments to distinguish the Company from its competitors and to create brand awareness, sampling of the You Bet Network and loyalty.

    Sales strategies are concentrated on direct mail campaigns, online marketing (banners ads, co-marketing ventures, etc.), print advertising, on-track promotion and bundling with software products and print media. Youbet.com's website is also a key marketing vehicle and sales driver.

STRATEGIC RELATIONSHIPS

    The Company has domestic agreements with Ladbroke (one of the world's largest licensed account wagering entities), Equibase (the industry's leading source of racing information), Thoroughbred Sports Network (a leading Internet-based publisher of horse racing information), The United States Trotting Association (the industry's leading source of standardbred racing information), LMKI, Inc. (formerly, Netixs Communications, one of the leading Internet providers of networking services) and Axcis Information Network, Inc. (the industry's leading provider of harness racing handicapping information).

    LADBROKE

    In June 1997, the Company entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting
Association, Inc., both of which are subsidiaries of Ladbroke USA (collectively, "Ladbroke"), which expires in November 2002. Under the agreement, the Company provides Ladbroke with an interactive graphics interface to the You Bet Network through which Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke.

    Ladbroke provides simulcast signals and pari-mutuel wagering from 40 horse racing venues throughout the United States, including most major horse tracks. Since 1983, Ladbroke has offered telephone wagering through Ladbroke's Call-A-Bet System, one of the nation's largest account wagering systems. Youbet.com's agreement with Ladbroke enables the Company's subscribers to place wagers through Ladbroke's Call-A-Bet System. The agreement also provides for the Company to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by

Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication.

    Ladbroke is a subsidiary of Ladbroke USA, a subsidiary of the worldwide gaming and hospitality leader Hilton Group plc. Ladbroke consists of the Meadows horse track in Pennsylvania and six off-track wagering facilities, all in the state of Pennsylvania. Hilton Group plc is a multi-national publicly traded corporation headquartered in the United Kingdom, that owns and operates more than 2,000 wagering shops in the United Kingdom, and is the world's largest operator of off-track horse racing and sports wagering properties. In addition, Hilton Group plc controls more than 160 hotels and casinos in 50 countries and is the second largest hotel operator in the United Kingdom. The Company's non-exclusive agreement with Ladbroke expires in November 2002. This relationship became non-exclusive in June 1999, however, Ladbroke is entitled to receive the benefit of such arrangement if the Company enters into an arrangement with another account wagering facility which is more favorable to such account wagering facility than the Company's agreement with Ladbroke on an overall basis.

    OTHER STRATEGIC RELATIONSHIPS

    In March 1996, Equibase Company signed a five-year license agreement, terminable upon 30 days written notice, with Youbet.com which allows the Company to produce products and services from Equibase's data and sell programs, past performances and a wide variety of horse racing information products to Youbet.com's subscribers. Equibase is the official "thoroughbred industry owned" database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of North America. The agreement provides that the Company will pay Equibase fees for individual product sales subject to a minimum monthly fee.

    In September 1997, Thoroughbred Sports Network, Inc., TSN, entered into a five-year, marketing and distribution agreement, terminable upon 90 days written notice, with Youbet.com, which allows the Company to provide its subscribers with access to a wide variety of handicapping past performance and sports information products. The agreement provides that the Company will pay TSN a percentage of the set price per download for each information product sold. TSN is the leading Internet-based publisher of horse racing information products, specializing in value-added handicapping services and daily reports, designed especially for the avid handicapper.

    In March 1998, the United States Trotting Association, USTA, entered into an agreement with the Company, terminable upon 30 days written notice, to provide past performance information related to horse racing. Youbet.com pays a monthly minimum fee as well as a separate fee for each downloaded horse track program. The USTA is now in its sixty first year of operations promoting the standardbred breed of horses.

    In March 1999, LMKI, Inc., formerly Netixs Communications, entered into a two-year agreement with Youbet.com to provide online network services that will deliver video, audio and data to subscribers of the You Bet Network. The agreement provides that the Company will pay per an agreed fee on a monthly basis for use of LMKI' s network services. LMKI provides a high-speed fully redundant, nationwide loop with DS-3 to OC-48 architecture and dedicated MAN rings (metropolitan area network). LMKI functions as the primary network provider for the Company.

    In September 1999, Axcis Information Network, Inc. ("Axcis") entered into a three-year agreement with the Company, terminable upon 90 days written notice. The agreement allows the Company to provide its subscribers with racing handicapping information. The agreement provides that the Company will pay Axcis fees for individual product sales subject to a minimum monthly fee.

COMPETITION

    The online and interactive wagering market is new and rapidly changing. The Company anticipates that competition will become more intense as new companies will enter the market. Worldwide, many Internet and interactive ventures of various kinds have been announced. The Company expects to compete with these entities, as well as other established gaming companies, which may enter the interactive pari-mutuel gaming market. Initially, the Company has focused its efforts primarily on the United States horse racing industry and believes that its principal product, the You Bet Network, is currently the only legal system available for online wagering in the United States.

    The Company believes that its principal domestic competitor in the interactive pari-mutuel gaming market is the Television Games Network, which is owned by TV Guide, Inc. The Television Games Network, yet to be nationally launched, is a 24-hour national racing channel for distribution over cable and DirecTV, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. The system has undergone testing in Kentucky and has been available to the public in limited release since November 1998 and is currently available in Kentucky, Maryland and Oregon. The Television Games Network has announced that it has formed exclusive relationships with a number of major United States horse tracks. TrackPower.com is another domestic competitor which offers live video and wagering services to U.S. residents. TrackPower.com has formed non-exclusive relationships with many of the same tracks which Youbet.com offers on the You Bet Network, allows wagering via the telephone, and plans to offer wagering capability on both PC and WebTV. TrackPower.com offers video coverage of horse racing seven days per week through its relationship with the DISH Network.

    The Company believes that potential new competitors include large interactive and online software companies, media companies and gaming companies, which may increase their focus on the interactive wagering market. Competition for the You Bet Network is influenced by the timing of competitive product releases and the similarity of such products to those of Youbet.com, which may result in significant price competition or reduced profit margins.

    The Company also anticipates that significant overseas competition will emerge. This may eventually result in additional competition as these overseas competitors expand into the United States or as Youbet.com expands internationally.

GOVERNMENT REGULATION AND LEGISLATION

    Gaming activities are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. These changes may impact the operations of the Company in a materially adverse way. To the extent that Youbet.com's facilities are used by subscribers to place intrastate or interstate wagers or the Company receives commissions derived from such wagers, various statutes and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for the You Bet Network.

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

    The Company believes that its activities conform to those gaming laws and regulations as currently applied which are applicable to its activities. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with Youbet.com's interpretation of the applicable laws. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties.

    In 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate (but ultimately not enacted) would have prohibited on-line and Internet gaming with specified exceptions, including exceptions for certain horse race wagering and certain "closed-loop" on-line systems. However, the latter exceptions were narrow. Senator Kyl reintroduced a new version of his on-line and Internet Gambling Prohibition Act of 1999. This 1999 Kyl bill (S.
692) contains more broadly drafted exceptions than the 1998 Kyl bill. If it were enacted in the form in which it was approved by the Senate on November 11, 1999, the Company does not believe that the bill would have a material adverse effect on Youbet.com's business. Specifically, the bill provides for federal prohibition on Internet gambling but permits interstate wagering on horse racing in a closed-loop, subscriber-based system. The bet or wager must be
(1) regulated by the state where the wager is received, (2) placed in a closed-loop, subscriber based system, (3) initiated from a state allowing pari-mutual wagers, (4) received in a state where such betting is lawful,
(5) in accordance with the Interstate Horse Racing Act, and (6) in accordance with other regulations in the state where originated. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R.
3125) with similar language as the Kyl bill. This bill has not been voted on by the House of Representatives. The federal legislation, if approved in its currently proposed form, would not preclude the states from seeking to impose their own restrictions on gaming through the Internet.

    On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000 the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250 consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network.

    International expansion of the You Bet Network may be subject to regulation in those countries in which it is made available. The Company believes that it can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering, such as South America, Australia/Asia and Europe. However, the Company may not be able to obtain the approvals necessary to market its services in such jurisdictions.

EMPLOYEES

    As of February 29, 2000, the Company had 88 employees. The Company has never had a work stoppage, and no employees are represented by a union. Youbet.com considers its relations with its employees to be good. The Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel.

ITEM 2. DESCRIPTION OF PROPERTY

    Youbet.com's executive and operating offices occupy approximately 11,000 square feet and are located at 1950 Sawtelle Boulevard, Suite 180, Los Angeles, California, under a lease that expires February 28, 2001. The base lease payment is $22,600 per month. The Company also occupies 2,522 square feet of office space, located at 1849 Sawtelle Boulevard, Suite 600, Los Angeles, California. The lease payment is $5,044 per month and expires on June 30, 2000. On
March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments will commence approximately 120 days from the date of the lease agreement. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

    On June 4, 1999, George von Opel filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company breached its obligation to register 400,000 stock purchase warrants and shares of common stock underlying such warrants issued by the Company to an affiliate of Mr. von Opel. Mr. von Opel is seeking specific performance of the alleged registration obligation and money damages of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. von Opel has moved for summary judgment on the issue of liability, to which the Company has responded. No hearing has been scheduled to date. No discovery has been taken by either side at that time. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

    For a description of the investigation by and settlement with the Los Angeles County District Attorney and the Los Angeles Police Department see "Government Regulation and Legislation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Youbet.com's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Commencing June 18, 1999, the common stock of Youbet.com, Inc. began trading on the Nasdaq National Market under the symbol "UBET". Prior to June 18, 1999, the common stock was traded on the over-the-counter bulletin board under the symbol "UBET". For the period of June 18, 1999 through December 31, 1999, the sales prices were quoted on the Nasdaq National Market. The high and low bid prices of Youbet.com's common stock during fiscal 1998 through June 17, 1999 were obtained from America Online and reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
YEAR ENDED DECEMBER 31, 1999:                                 --------   --------
Three months ended--
March 31, 1999..............................................   $22.25     $6.00
June 30, 1999...............................................    24.25     10.50
September 30, 1999..........................................    13.25      5.75
December 31, 1999...........................................     7.75      3.31

YEAR ENDED DECEMBER 31, 1998:
Three months ended--
March 31, 1998..............................................   $ 5.25     $3.87
June 30, 1998...............................................     7.37      5.25
September 30, 1998..........................................     6.50      3.12
December 31, 1998...........................................     6.50      3.06

    As of February 29, 2000, the Company had 375 stockholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

    Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has never declared or paid any dividends on its common stock. The Company intends to retain any future earnings for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. Furthermore, under the terms of the 11% Senior Convertible Discount Notes, the Company may not declare or pay dividends and the ability to do so in the future may be further limited by the terms of any then-existing credit facilities which may contain covenants restricting the payment of cash dividends.

    In June 1999, the Company completed a public offering and issued 2,863,582 common stock shares at a price of $14.00 per share, generating gross proceeds of $37,283,838. The Company also issued 654,275 shares of common stock, in conjunction with the exercise of warrants, generating proceeds to the Company of $2,163,553. The Company incurred $1,660,142 of fees and expenses in conjunction with the above transactions.

RECENT SALES OF UNREGISTERED SECURITIES.

    In January 1999, the Company issued 100,000 shares of common stock at a price of $2.50 per share, generating gross proceeds to the Company of $250,000.

    In January 1999, the Company issued 13,505 shares of common stock in conjunction with the conversion of vendor debt of $33,763.

    In April 1999, the Company consummated a private placement of $45,500,000 principal amount of its 11% Senior Convertible Discount Notes due 2004 to a group of institutional investors. The 11% Senior

Convertible Discount Notes were issued and sold pursuant to note purchase agreements which provided for an aggregate purchase price of $36,728,510. The 11% Senior Convertible Discount Notes bear interest on the purchase price at the rate of 11% per annum, which for the first two years is added to principal to yield the face principal amount of $45,500,000. Thereafter, interest is paid in cash semi-annually in April and October of each year, until April 2004, when all principal and accrued interest is due and payable. The principal amount of the 11% Senior Convertible Discount Notes together with any accrued and unpaid interest, is convertible into Youbet.com common stock at a price of $10.00 per share. The Company has filed a registration statement with the Securities and Exchange Commission (the "SEC") with an effective date of September 30, 1999 for the underlying 4,550,000 common shares, however, each selling stock holder agreed not to sell any common stock covered by the registration statement until December 11, 1999.

    In February 2000, all of the holders of the 11% Senior Convertible Discount Notes agreed to a First Amendment to the various note purchase agreements. The modifications to the original amendment increased the amount of borrowed money the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 aggregate principal amount of notes and requires a reset of conversion price on June 30, 2001 if the Company acquires the stock or assets of any additional business on or prior to September 30, 2000. The Company repurchased the $4,000,000 of notes for $2,977,600 which represented approximately 83% of the accreted value, therefore, a gain will be realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, is approximately $430,000.

    In April 1999, the Company issued 50,000 warrants to various finders in connection with the issuance of the 11% Senior Convertible Discount Notes. The warrants are exercisable at $10.00 per share and expire on April 5, 2004. The fair value of the warrants was $352,000.

    In April 1999, Youbet.com issued 50,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $11.50 per share and expire on March 25, 2004. The fair value of the warrants was $405,000.

    In May 1999, Youbet.com issued warrants as final settlement to a finder in connection with the issuance of Series A Convertible Preferred Stock in June 1998. The Company issued 13,000 warrants with an exercise price of $.01 and 26,000 warrants with an exercise price of $2.50. The warrants are exercisable through March 2004. The fair value of the warrants was $216,060.

    In June 1999, Youbet.com issued 100,000 warrants to a joint venture partner. The warrants are exercisable at $19.50 per share and expire on June 8, 2004. The fair value of the warrants was $907,000.

    In August 1999, Youbet.com issued 25,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $7.93 per share and expire on August 3, 2002. The fair value of the warrants was $141,861.

    In March 1999, Youbet.com sent a proposal to holders of approximately 6,100,000 warrants, certain of which warrants had or may had certain registration rights. Among other things, the proposal requested a release of claims, if any, which may have arisen from such warrants and underlying shares of common stock not having been registered in consideration of Youbet.com's agreeing to register such shares of common stock in 1999 and 2000. An aggregate of 5,173,415 warrants (85%) accepted such proposal and executed such releases. Of these, 654,275 warrants were exercised in the June, 1999 secondary offering.

    In a registration statement dated September 29, 1999, the Company registered 3,542,096 shares of common stock issuable upon the exercise of options issued under the 1995 Stock Option Plan, 1995 Stock Option Plan for Non-Employee Directors and 1998 Stock Option Plan.

    In a registration statement declared effective on September 30, 1999, the Company registered the resale of 7,834,179 shares of common stock. Included in this registration statement were 4,550,000 shares issuable upon conversion of the 11% Senior Convertible Discount Notes, 1,600,000 shares of common stock issued during the 1998 private placement of which 20,000 are owned by the Secretary of Youbet.com, 279,729 shares of common stock issuable upon the exercise of warrants, and securities owned by an affiliate of the Chairman and Chief Executive Officer of the Company, including 204,450 shares of common stock and 1,200,000 warrants. The registration statement became effective on September 30, 1999, however, each selling stockholder agreed not to sell any common stock covered by the registration statement until December 11, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

    THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF YOUBET.COM, INC. SHOULD BE READ IN CONJUNCTION WITH YOUBET.COM'S CONSOLIDATED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

OVERVIEW

    Youbet.com intends to establish itself as the leading global brand name for online live event sports entertainment wagering and other forms of online gaming. The Company has initially focused its efforts primarily on the United States horse racing industry. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

    Youbet.com's initial product, the You Bet Network, is a PC-based system which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently Ladbroke (see "Strategic Relationships--Ladbroke"). Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charges a monthly subscription fee, currently $5.95 per month. Second, it receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

    Since mid-1995, the Company has been engaged in developing the You Bet Network, its first service being offered to subscribers. The Company has incurred substantial software development costs since inception, which have been charged to operations as research and development costs. Management believes that the technological feasibility of Youbet.com's proprietary software technology was established during the year ended December 31, 1998.

    During June 1999, Youbet.com determined it had successfully completed the development stage by generating revenues of over $1,000,000 since the beginning of the year. Accordingly, the Company is no longer in the development stage and is now in the operating stage.

    The Company has expanded its operations in recent years and has grown from 38 employees at December 31, 1997 to 90 employees at December 31, 1999. Youbet.com expects to add additional personnel in the United States and plans to commence operations and add personnel internationally as operations expand. The Company currently expects to continue to increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, the Company expects to incur significant losses at least through 2000.

    Youbet.com has incurred significant losses since inception, and as of December 31, 1999 had an accumulated net loss of $62,312,000. Included in this accumulated deficit is $23,639,000 in non-cash expenses related to the recording of the fair value of warrants and stock options charged to operations, discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. The recognition of these expenses did not affect working capital, net stockholders' equity (deficiency) or cash flows. The remaining deferred compensation at December 31, 1999 of $1,203,000 is expected to be amortized as compensation over the next four years. The Company does not expect that these types of costs will continue at the previous levels.

    On January 22, 1999, Youbet.com became the successor to You Bet International, Inc. through a merger transaction. The subsidiaries of You Bet International, Inc. (You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation) were also merged into Youbet.com.

CONSOLIDATED RESULTS OF OPERATIONS-YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    REVENUES

    Youbet.com commenced recognizing revenues from operations during the year ended December 31, 1998. Revenues for the year ended December 31, 1999 were $3,774,000, an increase of 1,330% from $264,000 during the same period in 1998. The 1999 revenue included $3,239,000 in commission income, which represents the Company's share of the commission on the gross amount of each wager placed by its subscribers.

    In June 1997, the Company and Ladbroke entered into a Telecommunication Facilitation Agreement which expires in November 2002. Under the agreement, Youbet.com provides Ladbroke with an interactive graphics interface to the You Bet Network whereby Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke. The agreement provides for the Company to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by the Company or more traditional telephone communication.

    OPERATING EXPENSES

    NETWORKS OPERATIONS--Network operations costs consist primarily of salaries and costs to support the closed-loop private network. Network operations costs increased by $611,000 or 40.9% to $2,105,000 in 1999 from $1,494,000 in 1998 and increased by $816,000 or 120.4% in 1998 from $678,000 in 1997 reflecting the continued development and expansion of the You Bet Network. Network operations costs include non-cash compensation of $173,000, $207,000 and $12,000 in 1999, 1998 and 1997, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees. The Company expects network operations costs to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT--Research and development costs consist primarily of salaries. Research and development costs increased by $794,000 or 50.3% to $2,373,000 in 1999 from $1,579,000 in 1998 and increased by $247,000 or 18.6% in 1998 from $1,331,000 in 1997. This increase resulted from the hiring of developers and the continued development of the You Bet Network. Research and development costs include non-cash compensation of $67,000, $312,000 and $78,000 in 1999, 1998 and 1997, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

    SALES AND MARKETING--Sales and marketing expenses consist primarily of marketing program expenses and salaries. Sales and marketing expenses increased by $12,643,000 or 695.3% to $14,462,000 in 1999 from $1,818,000 in 1998, and increased by $870,000 or 91.7% from $948,000 in 1997. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities and the launch of the You Bet Network in 1998. Marketing activities during 1999 included the rollout of direct marketing, television and radio advertising campaigns. Sales and marketing expenses include non-cash compensation of $401,000, $414,000 and $238,000 in 1999, 1998 and 1997, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees. The Company expects increases in sales and marketing expense to continue increasing to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE--General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $1,310,000 or 21.6% to $7,381,000 in 1999 from $6,071,000 in 1998, and increased $2,419,000 or 66.2%
from $3,652,000 in 1997. The increase from 1997 to 1998 reflects a general increase in personnel related costs, legal fees, and operating activity. The $1,310,000 increase in 1999 from 1998 primarily relates to a $1,308,250 settlement payment in connection with civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The remaining variance was attributable to an increase in labor costs, legislative affairs cost, legal fees and other overhead expenses offset by lower non-cash compensation cost. General and administrative expenses include non-cash compensation of $1,567,000, $3,331,000 and $1,848,000 in 1999, 1998 and 1997,
respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees. The Company expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the business.

    LOSS FROM OPERATIONS

    As described above, Youbet.com has made a significant investment in developing The You Bet Network to maintain its technological advantage and to begin to brand and market the service. The loss from operations for the year ended December 31, 1999 increased by $11,933,000 or 107.5% to $23,027,000 from
$11,096,000 in 1998, and increased $4,178,000 or 60.4% from $6,918,000 in 1997.
The Company expects to incur significant losses at least through 2000.

    OTHER INCOME (EXPENSE)

    NET INTEREST INCOME (EXPENSE)--Net interest expense increased by $425,000 or 162.8% to $686,000 in 1999 from $261,000 in 1998, and decreased by $128,000 or
32.9% from $389,000 in 1997. The increase in 1999 is the result of the issuance in April 1999 of its 11% Senior Convertible Discount Notes. The Company will not pay cash interest on these notes until October 2001, but is accreting interest since the notes are outstanding. Net interest expense in 1998 and 1997 is the result of advances and bridge loans being outstanding during both years. Youbet.com expects net interest expense to increase during 2000 as the notes will be outstanding for the entire fiscal year and interest income will decline as cash balances decrease to fund ongoing operations.

    NON-CASH EQUITY TRANSACTIONS--Non-cash equity transactions consist of the recording of the discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and release of forfeiture provisions on common stock. Non-cash equity transactions decreased $1,765,000 or 78.2% to $491,000 in 1999 from $2,256,000 in 1998, and decreased
$9,849,000 or 81.4% from $12,105,000 in 1997. During the year ended
December 31, 1999, these costs consisted solely of $491,000 for financing costs. During the year ended December 31, 1998, these costs consisted of $1,406,000 for financing costs and $850,000 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants. During the year ended December 31, 1997, the Company incurred $3,656,000 for financing costs, $573,000 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and $7,875,000 to reflect the accounting for the release of forfeiture provisions on certain shares of common stock owned by Russell M. Fine and David M. Marshall and a shareholder related to one of the officers. In conjunction with the 1995 private placement offering, 2,500,000 shares of common stock were subject to forfeiture under certain conditions if Youbet.com did not achieve certain subscriber levels by December 5, 1999. However, as a result of a change in the marketing strategy in 1997 to focus on building a brand and becoming the market leader to maximize long-term profitability, the forfeiture restrictions on the 2,500,000 shares of common stock were released in exchange for the return to Youbet.com and cancellation of 750,000 of such shares. The Company does not expect that these types of costs will continue at the previous levels.

INCOME TAXES

    At December 31, 1999, Youbet.com has available federal and state net operating loss carryforwards of $37,900,000 and $27,000,000, respectively, for income tax purposes, which expire in varying amounts through 2019 for federal and 2004 for state purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $15,300,000 as of December 31, 1999. The deferred tax asset has not been recognized since management is unable to determine whether it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                            FISCAL QUARTERS ENDED,
                             -------------------------------------------------------------------------------------
                                               1998                                        1999
                             -----------------------------------------   -----------------------------------------
                             MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                             --------   --------   --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS)
Revenues..................   $     0    $    20    $    76    $   168    $   461    $   733    $ 1,132    $  1,448
Operating expenses:
  Network operations......       204        234        455        601        574        490        496         545
  Research and
    development...........       313        423        427        416        415        603        537         818
  Sales and marketing.....       276        650        615        277        567      1,066      5,648       7,181
  General and
    administrative........     1,409      2,063      1,282      1,317        965      1,712      1,436       3,268
  Depreciation and
    amortization..........        76         82         86        153         96        105        114         165
                             -------    -------    -------    -------    -------    -------    -------    --------
Total operating
  expenses................     2,277      3,452      2,866      2,765      2,617      3,976      8,231      11,977
                             -------    -------    -------    -------    -------    -------    -------    --------
Loss from operations......    (2,277)    (3,432)    (2,790)    (2,597)    (2,156)    (3,243)    (7,099)    (10,529)
Net interest income
  (expense)...............       (69)      (174)       (30)        12         18       (522)       (45)       (137)
Other income (expense)....      (484)    (1,759)      (235)       (27)        (9)      (555)      (100)       (109)
                             -------    -------    -------    -------    -------    -------    -------    --------
Net loss..................   $(2,830)   $(5,365)   $(3,055)   $(2,612)   $(2,147)   $(4,320)   $(7,244)   $(10,775)
                             =======    =======    =======    =======    =======    =======    =======    ========

    Revenues commenced, with the testing of the You Bet Network, during the second quarter of 1998 and increased steadily in all subsequent quarters with the launch of the service in the third quarter of 1998. Operating expenses during 1999 increased both when compared to the prior sequential quarter and when compared to the same quarter in the prior year. Sales and marketing expense increased significantly in both the second and third quarters due to the roll-out of direct mail campaigns, and increased further in the fourth quarter due to the roll-out of radio and television advertising campaigns. General and administrative expense during the fourth quarter of 1999 includes the $1.3 million civil settlement with the Los Angeles County District Attorney. Operating expenses in the second, third and fourth quarters of 1998 increased significantly both when compared to the prior sequential quarter and when compared to the prior year due to the launch of the You Bet Network. Correspondingly, network operations costs increased significantly in the third and fourth quarters of 1998 due to an increase in personnel and costs to support the closed-loop private network. Sales and marketing expenses increased in the second and third quarters of 1998 due to the launch of the service and the commencement of the marketing programs to acquire subscribers. The fourth quarter decrease in sales and marketing expense is due to a reduction in marketing programs during this period. General and administrative expenses increased during the second, third and fourth quarters due to increases in personnel, legal and accounting fees, and expansion of the investor relations program.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated only negative cash flow from operations since inception. During the year ended December 31, 1999, Youbet.com has received an aggregate of $77,007,000 in net proceeds from the sale of common stock, Series A Convertible Preferred Stock and the exercise of stock options and warrants. At December 31, 1999 the Company had $62,274,000 in cash and cash equivalents. Youbet.com's principal commitments consist of the 11% Senior Convertible Notes and obligations under capital leases.

    Net cash used in operating activities was $14,077,000, $6,538,000 and $3,862,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The principal use of cash for all periods was to fund losses from operations. The increases in the net cash used in operating activities reflected a general increase in all levels of activity as Youbet.com developed the You Bet Network and commenced marketing activities during 1998.

    Net cash used in investing activities was $1,978,000, $360,000, and $132,000 for the years ended December 31, 1999, 1998 and 1997, respectively, for purchases of property and equipment.

    Net cash provided by financing activities was $76,789,000, $8,385,000, and $3,960,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities consisted principally of proceeds from the June, 1999 secondary offering, the 11% Senior Convertible notes, advances from related parties, bridge loans from both related and unrelated parties, the exercise of stock options and warrants, and the private placement of common stock, Series A Convertible Preferred Stock and stock purchase warrants. During 1999, Youbet.com received net proceeds from the issuance of 11% Senior Convertible notes of $35,104,000, net proceeds from the June, 1999 secondary offering of $35,624,000, proceeds from exercises of options and warrants of $3,641,000 and $2,100,000 from a stock subscription receivable. During 1998, Youbet.com received net proceeds of $2,025,000 from advances and bridge loans, as well as the net proceeds from preferred and common stock issuances of $5,501,000 and $1,069,000 from the exercise of stock options and warrants to fund its cash requirements. During 1997, Youbet.com received net proceeds from security issuances of $1,953,000 and $1,950,000 net proceeds from advances and bridge loans.

    In January 1999, the Company issued 100,000 shares of common stock at $2.50 per share, generating gross proceeds of $250,000.

    In April 1999, Youbet.com issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually to April 2001. The notes begin accruing interest in April 2001 at 11% per year, payable semi-annually. Principal and unpaid interest is due and payable on April 5, 2004. The notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share.

    In February 2000, all of the holders of the 11% Senior Convertible Discount Notes agreed to a First Amendment to Note Purchase Agreement. The modifications to the original amendment increased the amount of borrowed money the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 of notes at face value and requires a reset of conversion price on June 30, 2001 if the Company acquires the stock or assets of any additional business on or prior to September 30, 2000. The Company repurchased the $4,000,000 of notes for $2,977,600 which represented approximately 83% of the accreted value, therefore, a gain will be realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, is approximately $430,000.

    In June 1999, the Company sold 2,863,582 shares of common stock in a secondary public offering at an offering price of $14 per share, for cash proceeds of $37,283,838 (generating net proceeds of approximately $35,624,000). In addition, warrant holders sold 654,275 shares upon the exercise of warrants, generating additional net proceeds to the Company of $2,153,553.

    During the year ended December 31, 1999, the Company issued 688,000 shares of common stock to individuals in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25 per share, generating gross proceeds to Youbet.com of $1,505,000.

    At December 31, 1999, the Company had net working capital of $56,848,000 compared to net working capital of $1,925,000 at December 31, 1998, the result of the placement of the 11% Senior Convertible Notes and the June, 1999 secondary offering. Net working capital at December 31, 1998 compared to a working capital deficit of $2,739,184 at December 31, 1997, the result of the sale of Series A Convertible Preferred Stock, common stock and the conversion of advances and bridge loans into common stock during 1998.

    The Company does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will experience a substantial increase in capital expenditures and lease commitments consistent with Youbet.com's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Company anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. The Company believes that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

RECENT EVENTS

    On January 14, 2000, the Company reached a civil resolution of an investigation by the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, Youbet.com disbursed a total of $1,308,250 consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network.

    On March 24, 2000 the Company announced that it is restructuring its relationship with Station Casinos. Youbet.com intends to continue to develop an interactive website to provide a broad spectrum of information on live sporting events, including handicapping information and live odds and spreads. Youbet.com plans to invite a major Las Vegas strip and local casinos to participate. This website is expected to be made available to Youbet.com subscribers for entertainment and prizes, and subject to obtaining applicable approvals by the Nevada gaming authorities, to facilitate sports wagering in Nevada limited to Nevada residents. Youbet.com intends to offer this service in cooperation with licensed Nevada sports books. Station Casinos has expressed interest in participating in this service along with other Nevada casinos on terms to be negotiated.

    On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc, its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition is expected to be completed in the second quarter of fiscal 2000 subject to negotiation, execution and closing of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business.

YEAR 2000 UPDATE

    To address the year 2000 issue, in October 1998, Youbet.com established an in-house project team and initiated a comprehensive plan to assess, remediate and test Youbet.com's software programs, both those developed internally and purchased form material outside vendors, hardware and processes, including key operational, manufacturing and financial systems. The plan also included steps to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness and timely implementation. All phases of the year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any year 2000 issues with its internal operating systems or with its third party customers and suppliers. In addition, Youbet.com did not experience any loss in revenues due to the year 2000 issue.

    All software programs currently under development are year 2000 compliant.

    As of December 31, 1999, Youbet.com spent a total of approximately $100,000 in connection with addressing the year 2000 issue. Any additional charges are expected to be minimal. These costs were largely due to the use of internal resources dedicated to achieving year 2000 compliance, and were charged to expense as incurred.

    Although unlikely given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues or year 2000 issues relating to possibly non-compliant software products will not materially adversely affect Youbet.com's results of operations, liquidity and financial position or adversely affect Youbet.com's relationships with customers, vendors or others.

RECENT ACCOUNTING PRONOUNCEMENTS:

    The Company adopted the Financial Accounting Standards Board Issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) during the year ended December 31, 1998. This Statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Because Youbet.com operates within a single operating segment, adoption of this statement did not have an impact on Youbet.com's current disclosures and presentation.

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

    This Annual Report on Form 10-KSB for the year ended December 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

ITEM 7. FINANCIAL STATEMENTS

    The consolidated financial statements are listed at the "Index to Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

    Effective June 29, 1998, in conjunction with the Series A Convertible Preferred Stock financing, Mr. Fell acquired the right to nominate four directors pursuant to the Stockholders Agreement, which expires in June, 2000. The remaining three directors are to be nominated by David Marshall and Russell Fine. Robert M. Fell, Alan W. Landsburg, William H. Roedy and Caesar P. Kimmel were nominated by Mr. Fell. Russell M. Fine, Charles D. Peebler Jr. and Terrence Lanni were nominated by Messrs. Marshall and Fine.

EXECUTIVE OFFICERS AND DIRECTORS

    The following tables set forth certain information regarding the directors, executive officers and certain key employees of Youbet.com:

NAME                                  AGE      POSITION
----                                --------   --------
Robert M. Fell....................     57      Chairman of the Board and Chief
                                               Executive Officer
A.L. Frank........................     56      President
Russell M. Fine...................     36      Director, Executive Vice President
                                               and Chief Technology Officer
Ron W. Luniewski..................     36      Executive Vice President
Phillip C. Hermann................     50      Executive Vice President and Chief
                                               Financial Officer
Nour-Dean Anakar..................     42      Managing Director, International
Steve A. Molnar...................     56      Executive Vice President, Racing
Gary N. Jacobs....................     54      Secretary
Caesar P. Kimmel..................     73      Director
Alan W. Landsburg.................     66      Director
J. Terrence Lanni.................     57      Director
Charles D. Peebler Jr.............     63      Director
William H. Roedy..................     51      Director

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

ROBERT M. FELL

    Mr. Fell has served as Chairman of the Board and Chief Executive Officer of Youbet.com since June 1998. From 1994 to 1997 prior to joining the Company,
Mr. Fell was chairman of the board and chief executive officer of Archon Communications, Inc. ("ACI"). ACI acquired control of Premiere Radio
Networks, Inc., which it later sold to Jacor Communications, Inc. Mr. Fell was also the founder of Silicon Gaming, Inc. and served as its initial President in 1993. Mr. Fell resigned from the board of Silicon Gaming in early 1998. From 1977 to 1995, as a consultant in the entertainment and communications industry, Mr. Fell, through Fell & Company, Inc., played a major role in restructuring and augmenting the management of Columbia Pictures Industries, Twentieth Century Fox and other major media companies.

A.L. FRANK

    Mr. Frank has served as President of Youbet.com since February 2000. Prior to joining the Company, Mr. Frank served as President and Founder of Onyx Software, Inc., a software and venture capital consulting firm, since 1990. Through Onyx he served as President and CEO of Thinque Systems Corporation prior to which he founded and grew several software firms. From 1987 to 1990
Mr. Frank served as president and CEO of Indysy Software, which was sold to Novell, Inc. From 1980 to 1986 he served as Founder, President and CEO of California Software which was sold to Computer Associates.

RUSSELL M. FINE

    Mr. Fine has served as Executive Vice President and Chief Technology Officer of the Company since June 1998. Mr. Fine has been a senior executive and director of Youbet.com or its predecessors since its founding in 1987. Mr. Fine was also the chief technology officer and co-founder of MiddleWare Telecom Corporation and vice-president of research and development of PC-Totes. Both entities have since been merged into the Company.

RON W. LUNIEWSKI

    Mr. Luniewski has served as Executive Vice President of Youbet.com since February 1999, and from February 1999 through March 2000 was Chief Operating Officer. Mr. Luniewski was President of You Bet!, Inc. a subsidiary of the Company or its predecessor since March 1997. For more than the five years prior to joining Youbet.com or its predecessor Mr. Luniewski was with Electronic Data Systems as a System Engineer and held a variety of positions in software development, project management and business development.

PHILLIP C. HERMANN

    Mr. Hermann has served as Executive Vice President and Chief Financial Officer of Youbet.com since May 1998. From August 1997 to April 1998,
Mr. Hermann was chief operating officer and chief financial officer of Cloud 9 Interactive, a diversified entertainment company. Previously, from 1992 to August 1997, Mr. Hermann was executive vice president and chief financial officer of Strawberry Industries, a consumer products company. From 1982 to 1986 Mr. Hermann was vice president and chief financial officer of the Walt Disney Telecommunications Group.

NOUR-DEAN ANAKAR

    Mr. Anakar has served as Managing Director, International since
January 2000. Prior to joining Youbet.com, Mr. Anakar was Senior Vice President Virtgame.com International and Managing Director of Virtual Gaming Argentina since June 1999. From May 1997 to April 1999, Mr. Anakar was a Senior Vice President with Ladbrokes USA. From November 1992 to May 1997, Mr. Anakar held the position of Senior Vice President and General manager for Ladbrokes Argentina, a wholly owned subsidiary of the Hilton Group PLC.

STEVE A. MOLNAR

    Mr. Molnar has served as Executive Vice President, Racing of the Company since February 1999 and was chief executive officer of You Bet!, Inc. a subsidiary of Youbet.com or its predecessor from April 1997 to April 1998. From May 1994 through December 1995, Mr. Molnar was a consultant to the horse racing industry including Youbet.com. Mr. Molnar's involvement in the horse racing industry spans 12 years prior to joining Youbet.com. From November 1988 to April 1994 he held the position of president and chief operating officer of McKinnie Systems.

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

J. TERRENCE LANNI

    Mr. Lanni has served as a Director of Youbet.com since January 2000.
Mr. Lanni is currently Chairman of the Board of MGM Grand, Inc. and served as Chief Executive Officer of MGM Grand from May 1995 to December 1999. Prior to May 1995, Mr. Lanni served for approximately 18 years in various roles at Caesars World, Inc., most notably as president, chief operating officer and chief financial officer. Additionally, Mr. Lanni was a member of the Caesars World Board of Directors. Mr. Lanni currently serves as a Director for Purchase Pro.com, Inc. and Magna Entertainment Corporation.

CHARLES D. PEEBLER JR.

    Mr. Peebler has served as a Director of Youbet.com since September 1999.
Mr. Peebler has served as Chairman Emeritus of True North Communications, Inc., the world's sixth largest advertising agency holding company and Chairman of the Board and Chief Executive Officer of True North's Diversified Companies Group since April 1999. From December 1997 to April 1999, Mr. Peebler was employed as President of True North Communications, Inc. Prior to December 1997,
Mr. Peebler served for approximately 32 years as Chief Executive Officer of Bozell, Jacobs, Kenyon & Eckhardt or its predecessor companies. Mr. Peebler is also a Director for Valmont Industries, Inc. and GHS, Inc.

WILLIAM H. ROEDY

    Mr. Roedy has served as a Director of Youbet.com since June 1998. Mr. Roedy has been employed by MTV Networks since 1989 and is president of MTV Networks International and chairman of MTV Networks Europe. Prior to joining MTV,
Mr. Roedy was at Home Box Office from 1979 to 1989 as manager for national accounts and affiliate operations and vice president.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3,4 and 5) of

Common Stock with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent holders are required to furnish the Company with copies of all such forms which they file.

    To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that for fiscal 1999 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to
Section 16 of the Exchange Act were compiled with, except that Charles D. Peebler Jr. filed one report late covering one transaction in which he purchased shares of common stock.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid by Youbet.com for the years ended December 31, 1999, 1998 and 1997 to the Chief Executive Officer and the executive officers of Youbet.com whose total salary and bonus for 1999 exceeded $100,000.

                                                                     ANNUAL COMPENSATION
                                                     ---------------------------------------------------
                                                                                            OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS                           YEAR      SALARY        BONUS        COMPENSATION
----------------------------                         --------   --------      --------      ------------
Robert M. Fell.....................................    1999     $217,033(1)   $420,000(2)     $  9,738(4)
Chairman of the Board and Chief Executive Officer      1998       81,136(1)        363(3)        4,500(5)
                                                       1997           --            --              --

Russell M. Fine....................................    1999      153,125       150,000           7,200(5)
Executive Vice President and Chief Technology
  Officer                                              1998      138,333           363(3)       39,989(7)
                                                       1997      120,000            --          14,825(8)

Ron W. Luniewski...................................    1999      153,125        12,500         281,600(6)
Executive Vice President and Chief Operating
  Officer(20)                                          1998      138,333           363(3)      168,621(9)
                                                       1997      120,000            --          10,306(10)

Phillip C. Hermann.................................    1999      153,125        12,500          87,247(13)
Executive Vice President and Chief Financial
  Officer                                              1998       96,667           363(3)       75,456(14)
                                                       1997           --            --              --

Steve A. Molnar....................................    1999      110,000            --          75,000(12)
Executive Vice President, Racing                       1998      119,375           363(3)       85,973(15)
                                                       1997      121,460            --          10,812(11)

David M. Marshall(16)..............................    1999      156,775(17)   150,000           9,000(5)
Vice Chairman of the Board                             1998      140,000           363(3)       52,279(18)
                                                       1997      130,000            --          17,185(19)

------------------------

(1) Represents compensation paid to Fell & Company, Inc. for the services of Robert M. Fell (see "Employment and Service Agreements" below).

(2) Represents a bonus which was applied against promissory notes totaling $560,000 (see "Certain Relationships and Related Transactions" below).

(3) Represents income from fully vested stock options awarded as bonuses in 1998.

(4) Represents automobile allowance of $1,575 and non-business expense reimbursements of $8,163.

(5) Represents automobile allowance.

(6) Represents automobile allowance of $6,600 and income of $275,000 resulting from the exercise of options (see "Option Exercises and Fiscal Year-End Values" below).

(7) Represents interest on deferred compensation of $7,185, automobile allowance of $7,500 and a discount of $25,213 on the conversion of deferred compensation into 40,342 shares of common stock.

(8) Represents an automobile allowance of $6,000 and interest on deferred compensation of $8,825.

(9) Represents $2,991 interest on deferred compensation and $165,630 relating to 1998 vesting of stock options (see "Option Exercises and Fiscal Year-End Values" below)..

(10) Represents interest on deferred compensation of $3,743 and a 25% bonus on deferred compensation of $6,563.

(11) Represents interest on deferred compensation of $3,921 and a 25% bonus on deferred compensation of $6,891.

(12) Represents income of $75,000 resulting from the exercise of options (see "Option Exercises and Fiscal Year-End Values" below).

(13) Represents automobile allowance of $6,435 and income of $80,812 relating to a stock option awarded in 1998 (see "Option Exercises and Fiscal Year-End Values" below).

(14) Represents income relating to 1998 vesting of stock options awarded in 1998 (see "Option Exercises and Fiscal Year-End Values" below).

(15) Represents $3,158 interest on deferred compensation and $82,815 relating to 1998 vesting of stock options (see "Option Exercises and Fiscal Year-End Values" below).

(16) Resigned as Vice Chairman of the Board effective December 31, 1999.

(17) Represents compensation paid to David Marshall, Inc. for the services of David M. Marshall (see "Employment and Services Agreements "below).

(18) Represents interest on deferred compensation of $9,854, an automobile allowance of $7,500 and a discount of $34,925 on the conversion of deferred compensation into 55,879 shares of common stock.

(19) Represents an automobile allowance of $6,000 and interest on deferred compensation of $11,185.

(20) During March 2000 Ron Luniewski's title was changed to Executive Vice President.

BOARD OF DIRECTORS

    Non-employee directors receive no annual retainer or meeting fees, but are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. As additional compensation for the non-employee members of the board of directors, Youbet.com issued the following stock options:

    - In September 1999, Youbet.com granted to Charles Peebler options to acquire 40,000 shares of common stock, pursuant to the 1998 Stock Plan at an exercise price of $7.00 per share. The shares vest monthly over a one year period and are exercisable for a period of ten years.

    - In January 2000, Youbet.com granted to J. Terrence Lanni options to acquire 100,000 shares of common stock, pursuant to the 1998 Stock Plan at an exercise price of $4.94 per share. The shares vest monthly over a twenty-five month period and are exercisable for a period of ten years.

    - In March 2000, Youbet.com granted to Caesar Kimmel, Alan Landsburg, Charles Peebler, and William Roedy options to acquire 25,000 shares of common stock each, pursuant to the 1998 Stock Plan at an exercise price of $4.875. The shares vest monthly over one year and are exercisable for a period of ten years.

    As of March 24, 2000 options to acquire 365,000 shares of common stock held in the aggregate by the directors are outstanding, and 196,000 of such options are vested or will be vested within the next 60 days.

EMPLOYMENT AND SERVICES AGREEMENTS

    In June 1998, Youbet.com and Fell & Company, Inc. entered into a Services Agreement which was amended in March 1999 pursuant to which Mr. Fell serves as Chairman of the Board and as the Chief Executive Officer. For making Mr. Fell's services available, Fell & Company, Inc. receives a base fee of $225,000 per year, subject to cost of living increases, plus the amount of payroll taxes Youbet.com would pay if Mr. Fell were an employee of Youbet.com and other miscellaneous benefits. While Mr. Fell is serving as Chief Executive Officer he will devote 100% of his business time to the affairs of Youbet.com. At such time as Mr. Fell is no longer serving as Chief Executive Officer, he will be required to devote 70% of his business time to the affairs of Youbet.com and the base fee will be reduced to $150,000 per year. The services agreement expires in June 2001. If Fell & Company, Inc. is willing to renew the agreement and the Company does not do so, Fell & Company, Inc. will receive a termination fee equal to the amount paid to Fell & Company, Inc. by Youbet.com during the 12 months preceding the expiration of the agreement. On March 8, 2000 Youbet.com, subject to the the closing of the acquisition of the off-track betting and bingo operations in Argentina, increased the base fee of Fell & Company, Inc. to $375,000 per year, retroactive to March 8, 2000. In addition, Robert M. Fell was granted an option to purchase 300,000 shares of common stock, pursuant to the 1998 Stock Plan at an exercise price of $4.875. The options have a ten year term and vest in four equal annual installments beginning March, 2001.

    In June 1998, Russell Fine and Youbet.com entered into an employment agreement pursuant to which Mr. Fine will serve as Chief Technology Officer.
Mr. Fine will receive a base salary of $150,000, subject to cost of living increases, and other miscellaneous benefits. Effective December 1999 Mr. Fine's base salary was increased to $165,000. Mr. Fine is also entitled to receive an annual bonus determined by the board of directors. The employment agreement expires in June 2003. The employment agreement permits Mr. Fine to terminate the agreement at anytime after December 29, 1999 and receive the compensation and benefits provided under the agreement for the lesser of two years or the remaining portion of the term, but at least one year.

    In February 1999, Ron Luniewski and Youbet.com entered into an employment agreement pursuant to which Mr. Luniewski serves as Executive Vice President and Chief Operating Officer of Youbet.com through April 2000. This employment agreement provides for Mr. Luniewski to receive an annual salary of $150,000 per year subject to cost of living increases, options to purchase 100,000 shares of common stock and other miscellaneous benefits. The options have a 10 year term, vest in four equal annual installments beginning in May 2000 and are exercisable for $10.50 per share. In November 1999, the options were repriced to an exercise price of $5.31 per share, the current market price on the date of repricing. All options will vest upon a change of control of Youbet.com. Mr. Luniewski is also entitled to receive an annual bonus determined by the board of directors in its discretion. Effective December 1999, Mr. Luniewski's base salary was increased to $165,000. The agreement also permits Mr. Luniewski to terminate his employment with Youbet.com under certain circumstances and receive two months salary and benefits. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet.com in May 1998, expiring on April 1999 which had substantially the same terms.

    In February 1999 Phillip Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann serves as Executive Vice President and Chief Financial Officer of Youbet.com through April 2000. This employment agreement provides for Mr. Hermann to receive an annual salary of $150,000 subject to cost of living increases, options to purchase 50,000 shares of common stock and other miscellaneous benefits. The options have a 10 year term, vest in four equal annual installments beginning in May 2000 and are exercisable for $10.50 per share. In November 1999, the options were repriced to an exercise price of $5.31 per share, the current market price on the date of repricing. All options will vest upon a change of control of Youbet.com. Mr. Hermann is also entitled to receive an annual bonus determined by the board of directors in its discretion. Effective December 1999, Mr. Hermann's base salary was increased to $165,000. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet.com in May 1998 expiring on April 1999 which had substantially the same terms.

    In January 1999, David Marshall, Inc. and Youbet.com entered into a services agreement pursuant to which Mr. Marshall served as Vice Chairman of the Board of Youbet.com until December 31, 1999. For making Mr. Marshall's services available, David Marshall, Inc. received a base fee of $150,000 per year plus the amount of payroll taxes Youbet.com would have paid if Mr. Marshall were an employee of Youbet.com and other miscellaneous benefits. David Marshall, Inc. was also entitled to receive an annual bonus determined by the board of directors in its discretion. David Marshall, Inc. terminated the agreement pursuant to a provision which permitted David Marshall Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet.com in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman effective December 31, 1999.

1995 STOCK OPTION PLANS

    In November 1995, Youbet.com's board of directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Stock Plans"). The 1995 Stock Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Stock Plans as amended are 15% of the total number of shares of common stock outstanding, allocated 13.5% to the 1995 Stock Option Plan and 1.5% to the 1995 Stock Option Plan for Non-Employee Directors. The options generally vest in four equal annual installments, and have a term of ten years. The 1995 Stock Plans provide for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors and consultants of Youbet.com, while incentive stock options may be granted only to employees. The 1995 Stock Plans are currently administered by the Compensation Committee of the board of directors, which determines the terms and conditions of the options granted under the 1995 Stock Plans, including the exercise price, number of shares subject to options and the exercisability thereof. The exercise price of all Incentive Stock Options granted under the 1995 Stock Plans must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of all non-qualified stock options granted under the 1995 Stock Plans shall be not less than the par value per share of the common stock. The term of all options granted under the 1995 Stock Plans may not exceed ten years, except for incentive options granted to a 10% or more stockholder which may not exceed five years. The 1995 Stock Plans may be amended or terminated by the board of directors or the compensation committee, but no such action may be taken which would materially increase the aggregate number of shares as to which options may be granted, materially increase the benefits accruing to the optionees, or materially modify the requirements as to eligibility for participation under the 1995 Stock Plans. The 1995 Stock Plans provide the board of directors or the compensation committee with the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested non-qualified options remain exercisable for a period not to exceed three months following the termination date. However, because shares underlying these options were not registered until September 29, 1999, the Executive Committee has extended the exercise period for some of these options held by terminated employees until June 29, 2000. The Plans are closed and no additional options will be granted under these Plans.

1998 STOCK OPTION PLAN

    In February 1998, Youbet.com's board of directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, shareholders approved an increase of 1,500,000 shares to a total of 2,500,000 shares. The 1998 Stock Plan provides for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors, officers and consultants of Youbet.com, while incentive stock options may be granted only to employees and its affiliates. The 1998 Stock Plan is currently administered by the Compensation Committee of the board of directors, which determines the terms and conditions of the options granted under the 1998 Stock Plan, including the exercise price, number of shares subject to options and the vesting and exercisability of options granted under the 1998 Plan. The exercise price of the incentive stock options granted under the 1998 Stock Plan must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of non-qualified stock options will be determined by the Compensation Committee. The term of all options granted under the 1998 Stock Plan may not exceed ten years, except the term of incentive options granted to a 10% or more stockholder may not exceed five years. The board of directors may suspend or terminate and may amend the 1998 Plan from time to time, except that certain types of amendments will require approval of the stockholders. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested qualified options remain exercisable for a period not to exceed three months following the termination date, unless the participant was terminated for cause or voluntarily resigned in which all vested options will also terminate. The 1998 Plan also permits Youbet.com to assist a participant to exercise options granted under the 1998 Plan, including paying any tax obligations arising therefrom by making a loan to the participant, permitting the participant to pay the exercise price of the stock option over a term of years or guaranteeing a loan. However, because shares underlying these options were not registered until September 29, 1999, the Executive Committee had extended the exercise period for some of these options held by terminated employees until June 29, 2000.

    In a registration statement filed with the SEC effective September 29, 1999, the underlying shares of common stock the 1995 and 1998 stock option plans were registered.

                             OPTION GRANTS IN 1999

    The following table sets forth certain information regarding option grants to each of Youbet.com's named executive officers during the year ended December 31, 1999.

                                                                  INDIVIDUAL GRANTS(1)
                                                  ----------------------------------------------------
                                                  NUMBER OF      PERCENT OF
                                                  SECURITIES   TOTAL OPTIONS
                                                  UNDERLYING     GRANTED TO     EXERCISE
                                                   OPTIONS       EMPLOYEES        PRICE     EXPIRATION
NAME                                              GRANTED(1)      IN 1998       PER SHARE      DATE
----                                              ----------   --------------   ---------   ----------
Ron W. Luniewski................................   100,000          10.6%         $5.31(2)  02/22/2009
Phillip C. Hermann..............................    50,000           5.3%         $5.31(2)  02/22/2009

------------------------

(1) Options were granted under the 1998 Stock Option Plans and are exercisable for common stock of Youbet.com.

(2) Options were originally issued at an exercise price of $10.50 and subsequently repriced to $5.31, the current market price on the date of repricing.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 1999 and the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers at December 31, 1999.

                                                              NUMBER OF SECURITIES                VALUE OF
                                                             UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                    SHARES                   OPTIONS AT YEAR-END(1)        OPTIONS AT YEAR-END(2)
                                   ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                              ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              -----------   --------   -----------   -------------   -----------   -------------
Ron W. Luniewski................     36,667(3)  $275,000     145,100        100,000       $262,994       $     --
Phillip C. Hermann..............         --           --      23,850        106,250         43,228        101,953
Steve A. Molnar.................     10,000(4)    75,000     115,100         13,334        208,619         17,501
Russell M. Fine.................         --           --         100             --            181             --
Robert M. Fell..................         --           --         100             --            181             --
David M. Marshall(5)............         --           --         100             --            181             --
                                     ------     --------     -------        -------       --------       --------
  TOTAL.........................     46,667     $350,000     284,250        219,584       $515,203       $119,454
                                     ======     ========     =======        =======       ========       ========

------------------------

(1) Options shown were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock. See "1995 Stock Option Plans" and "1998 Stock Option Plans" for a description of the material terms of these options.

(2) The dollar values are calculated by determining the difference between the weighted average exercise price of the options and the closing market price for the common stock of $4.3125 on December 31, 1999.

(3) Represents a cashless exercise of 55,000 options sold at $7.50 per share, with 18,333 options forfeited.

(4) Represents a cashless exercise of 15,000 options sold at $7.50 per share, with 5,000 options forfeited.

(5) Resigned as Vice Chairman of the Board on December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 24, 2000: (1) the names and addresses of each beneficial owner of more than five (5%) of Youbet.com's common stock known to Youbet.com, the number of shares of common stock beneficially owned by each such person, and the percent of Youbet.com's common stock so owned; and (2) the number of shares of common stock beneficially owned, and the percent of Youbet.com's common stock so owned, by each director, and by all directors and officers of Youbet.com as a group. Each person has sole voting and investment power with respect to such shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                  AMOUNT AND
                                                                    NATURE
NAME OF BENEFICIAL OWNER(1)(2)                                OF BENEFICIAL OWNER   PERCENT OF CLASS
------------------------------                                -------------------   ----------------
Robert M. Fell..............................................       1,004,550(3)            5.2
David M. Marshall...........................................       2,073,265(4)           10.7
9229 Sunset Blvd. Suite 505
Los Angeles, CA 90069
Sid Marshall................................................         870,490(5)            4.5
1170-M Pacific Coast Highway
Malibu, CA 90265
Marshall Gift Trust.........................................         482,250(6)            2.5
1700 Bank of America Plaza
300 South Fourth Street
Las Vegas, NV 80101
Russell M. Fine.............................................       1,938,941(7)           10.0
A. L. Frank.................................................          50,000(8)              *
Ron W. Luniewski............................................         170,100(9)              *
Phillip C. Hermann..........................................          55,100(10)             *
Nour-Dean Anakar............................................              --(11)            --
Steve A. Molnar.............................................         129,184(12)             *
Caesar P. Kimmel............................................          62,250(13)             *
Alan Landsburg..............................................          56,250(13)             *
J. Terrance Lanni...........................................          16,000(14)             *
Charles M. Peebler Jr.......................................          76,250(15)             *
William H. Roedy............................................         146,250(13)             *
All executive officers and directors as a group (13
persons)....................................................       3,759,975(16)          19.4

------------------------

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

(3) Includes 100 shares of common stock represented by a fully vested stock option and 800,000 shares of common stock represented by the currently exercisable portion of the Fell Warrant, but does not include the 400,000 shares of common stock represented by the portion of the Fell Warrant which is fully vested but not exercisable within 60 days of March 24, 2000.

(4) Includes 100 shares of common stock represented by a fully vested stock option and 55,878 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series C-27,939; Series D-27,939. Excludes shares of common stock and common stock purchase warrants owned by Sid Marshall and the Marshall Gift Trust. David M. Marshall is the son of Sid Marshall. Effective December 31, 1999 David Marshall resigned as Vice-Chairman.

(5) Includes 448,668 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series C-356,668;
    Series D-92,000. Does not include shares of common stock and common stock purchase warrants owned by the Marshall Gift Trust, of which Sid Marshall is the trustee. Sid Marshall is the father of David M. Marshall.

(6) Includes 91,333 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C-30,000;
    Series D-61,333.

(7) Includes 100 shares of common stock represented by a fully vested stock option and 40,342 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C-20,171;
    Series D-20,171.

(8) Consists solely of 50,000 shares of common stock represented by stock options exercisable within 60 days of March 24, 2000.

(9) Consists solely of 170,100 shares of common stock represented by stock options exercisable within 60 days of March 24, 2000.

(10) Consists solely of 55,100 shares of common stock represented by stock options exercisable within 60 days of March 24, 2000.

(11) Commenced employment on January 3, 2000.

(12) Includes 128,434 shares of common stock represented by stock options exercisable within 60 days of March 24, 2000.

(13) Includes 46,250 shares of common stock represented by a stock option exercisable within 60 days of March 24, 2000.

(14) Consists solely of 16,000 shares of common stock represented by a stock option exercisable within 60 days of March 24, 2000.

(15) Includes 41,250 shares of common stock represented by a stock option exercisable within 60 days of March 24, 2000.

(16) Includes 634,934 shares of common stock represented by fully vested stock options and stock options exercisable within 60 days of March 24, 2000, 40,342 shares of common stock represented by currently exercisable common stock purchase warrants, 800,000 shares of common stock represented by the currently exercisable portion of the Fell Warrant, but does not include the 400,000 shares of common stock represented by the portion of the Fell Warrant which is fully vested but not exercisable within 60 days.

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

    In June 1998 Youbet.com entered into a Stock Purchase Agreement with certain investors. Pursuant to this agreement Youbet.com sold 200,000 shares of Series A Convertible Preferred Stock for $25.00 per share. Robert M. Fell, David
M. Marshall, Jess Rifkind (former member of the Board of Directors), Caesar Kimmel, Alan Landsburg, William Roedy, Gary N. Jacobs or trusts of which they are beneficiaries purchased 445, 445, 400, 1,600, 1,000, 10,000 and 2,000 shares, respectively. These shares were converted to common stock in conjunction with the June 1999 secondary offering and were registered with the SEC as part of a registration statement with an effective date of September 30, however, they each agreed not to sell any common stock covered by the registration statement until December 11, 1999.

    In June, 1998, Youbet.com entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,200,000 shares of Youbet.com's common stock (the "Fell Warrant"). The purchase price for the Series A Convertible Preferred Stock acquired by the Fell Trust was $25.00 per share, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price for the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth commencing on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The Fell Warrant also provides that, with certain exceptions, the common stock received upon the exercise of the Fell Warrant may not be sold until one year following the date the shares were first able to be purchased. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Series A Convertible Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998 the Fell Trust converted the Series A Preferred Stock into common stock. On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discounts Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 15,000 subscribers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 subscribers. As result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $490,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Notes.

                                    PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report.

                                                                PAGE
                                                              --------
1. Index to Financial Statements:
    See Consolidated Financial Statements included as part
  of this Form 10-KSB.......................................    F-1
2. Financial Statement Schedule:
    Report of Independent Accountants.......................    F-2
3. Exhibits:

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
-------                                    ----------------------
         3.1            Restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended
                        December 31, 1995.)
         3.2            By-Laws of Youbet.com (Incorporated herein by reference to
                        Youbet.com's Form 10-K for the year December 31, 1995.)
         3.3            Certificate of Designation for Series A Convertible
                        Preferred dated June 18, 1998 (Incorporated herein by
                        reference to Youbet.com's Form 10-KSB for the year ended
                        December 31, 1998.)
         4.1            Form of Note Purchase Agreement by and among Youbet.com and the Purchasers as defined therein, dated April 5, 1999
                        (Incorporated herein by reference to Youbet.com's
                        Registration Statement on Form S-3 (No. 333-85675) dated
                        September 29, 1999)
         4.1A           Form of First Amendment of Note Purchase Agreement dated
                        February 29, 2000
         4.2            Form of Warrant to purchase Youbet.com common stock, issued in connection with the Note Purchase Agreement dated
                        April 5, 1999 (Incorporated herein by reference to
                        Youbet.com's Prospectus Filed Pursuant to Rule 424 dated
                        October 4, 1999)
         4.3            Registration Rights Agreement by and among Youbet.com
                        (formerly You Bet International, Inc.) and the other parties listed therein, dated June 29, 1998. (Incorporated herein by reference by reference to Youbet.com's Form 8-K dated
                        June 29, 1998)
         4.4            Form of Series A Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999)
         4.5            Form of Series B Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999)
         4.6            Form of Series C Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999)
         4.7            Form of Series D Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999)
         4.8            Form of Series E Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999)
         4.9            Form of Series M Warrant to purchase Youbet.com common stock at $3.125 per share (Incorporated herein by reference to
                        Youbet.com's Prospectus Filed Pursuant to Rule 424 dated
                        October 4, 1999)
         4.10           Form of Series M Warrant to purchase Youbet.com common stock at $5.25 per share (Incorporated herein by reference to
                        Youbet.com's Prospectus Filed Pursuant to Rule 424 dated
                        October 4, 1999)
         4.11           Warrant to purchase Youbet.com common stock issued to Robert
                        M. Fell, dated June 29, 1998 (Incorporated herein by
                        reference by reference to Youbet.com's Form 8-K dated
                        June 29, 1998)

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
-------                                    ----------------------
         4.12           Form of warrant to purchase Youbet.com common stock at $2.50 per share, issued to Lorne Goldberg and Elizabeth Edlich
                        dated August 12, 1999 (Incorporated herein by reference to
                        Youbet.com's Registration Statement on Form S-3
                        (No. 333-85675) dated September 29, 1999)
        10.1            1995 Stock Option Plan (Incorporated herein by reference to
                        Youbet.com's Form 10-K dated December 31, 1996.)
        10.2            1995 Stock Option Plan for Non-Employee Directors
                        (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31, 1996.)
        10.3            Stock Purchase Agreement dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29,
                        1998.)
        10.4            Securities Purchase Agreement dated June 29, 1998
                        (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998.)
        10.5            Stockholders Agreement dated June 29, 1998 (Incorporated
                        herein by reference to Youbet.com's Form 8-K dated June 29,
                        1998.)
        10.9            Employment Agreement between Youbet.com and Russell M. Fine dated June 29, 1998 (Incorporated herein by reference to
                        Youbet.com's Form 8-K dated June 29, 1998.)
        10.10           1998 Stock Option Plan (Incorporated herein by reference to
                        Youbet.com's Form 10-KSB for the year ended December 31,
                        1998.)
        10.11           Services Agreement between Youbet.com and David Marshall,
                        Inc. dated January 1, 1999(Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31,
                        1998.)
        10.12           Services Agreement between Youbet.com and Fell & Company,
                        Inc. dated June 29, 1998, amended and restated as of
                        March 1, 1999 (Incorporated herein by reference to
                        Youbet.com's Form 10-KSB for the year ended December 31,
                        1998.)
        10.13           Employment Agreement between Youbet.com and Ronald W.
                        Luniewski dated May 1 1998, superceded by an Employment
                        Agreement dated February 23, 1999 (Incorporated herein by
                        reference to Youbet.com's Form 10-KSB for the year ended
                        December 31, 1998.)
        10.14           Employment Agreement between Youbet.com and Phillip C.
                        Hermann dated May 1, 1998, superceded by an Employment
                        Agreement dated February 23, 1999 (Incorporated herein by
                        reference to Youbet.com's Form 10-KSB for the year ended
                        December 31, 1998.)
        10.15           Telecommunications Facilitation System Agreement between
                        Youbet.com and Mountain Laurel Racing, Inc. and Washington
                        Trotting Association, Inc. dated June 23, 1997(Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998.)
        10.16           Agreement between Youbet.com and Netixs Communications dated
                        March 3, 1999 (Incorporated herein by reference to
                        Youbet.com's Form 10-KSB for the year ended December 31,
                        1998.)
        10.21           Form of 11% Senior Convertible Discount Note (Incorporated
                        herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998.)
        10.22           Civil Resolution with the Los Angeles County District
                        Attorney and Los Angeles Police Department (Incorporated
                        herein by reference to Youbet.com's Form 8-K dated
                        January 19, 2000)
        10.23           Agreement between Youbet.com and Axcis dated September 1,
                        1999
        23              Consent of BDO Seidman, LLP
        27              Financial Data Schedule.

------------------------

    (b) Reports on Form 8-K:

1. Youbet.com filed a Form 8-K dated October 12, 1999 with respect to the expected number of subscribers for its third quarter ended September 30, 1999 and to announce appointment of Charles

    Peebler as a new board member replacing Jess Rifkind and to announce co-founder David Marshall's resignation as an officer and director effective December 31, 1999.

2. Youbet.com filed Form 8-K's dated October 20, 1999 and November 12, 1999 with respect to the local investigation of legality of online and telephone parimutuel wagering in California.

3. Youbet.com filed Form 8-K dated November 3, 1999 to report earnings for the three months and nine months ended September 30, 1998 and 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     YOUBET.COM, INC.

Date:  March 29, 2000                                                /s/ ROBERT M. FELL
                                                     -------------------------------------------------
                                                                       Robert M. Fell
                                                     CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2000                                                /s/ ROBERT M. FELL
                                                     -------------------------------------------------
                                                                       Robert M. Fell
                                                     CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Date:  March 29, 2000                                               /s/ RUSSELL M. FINE
                                                     -------------------------------------------------
                                                                      Russell M. Fine
                                                     EXECUTIVE VICE PRESIDENT, CHIEF TECHNOLOGY OFFICER
                                                                        AND DIRECTOR

Date:  March 29, 2000                                              /s/ PHILLIP C. HERMANN
                                                     -------------------------------------------------
                                                                     Phillip C. Hermann
                                                        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                                          OFFICER

Date:  March 29, 2000                                               /s/ CAESAR P. KIMMEL
                                                     -------------------------------------------------
                                                                      Caesar P. Kimmel
                                                                          DIRECTOR

Date:  March 29, 2000                                              /s/ ALAN W. LANDSBURG
                                                     -------------------------------------------------
                                                                     Alan W. Landsburg
                                                                          DIRECTOR

Date:  March 29, 2000                                              /s/ J. TERRENCE LANNI
                                                     -------------------------------------------------
                                                                     J. Terrence Lanni
                                                                          DIRECTOR

Date:  March 29, 2000                                            /s/ CHARLES D. PEEBLER JR.
                                                     -------------------------------------------------
                                                                   Charles D. Peebler Jr.
                                                                          DIRECTOR

Date:  March 29, 2000                                               /s/ WILLIAM H. ROEDY
                                                     -------------------------------------------------
                                                                      William H. Roedy
                                                                          DIRECTOR

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants--BDO
  Seidman, LLP..............................................     F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1999...................................     F-4
Consolidated Statements of Stockholders' Equity (Deficiency)
  for the three years ended December 31, 1999...............     F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................     F-6
Notes to Consolidated Financial Statements..................     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Stockholders of Youbet.com, Inc.:

    We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and subsidiaries as of December 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ BDO Seidman, LLP

Los Angeles, California
February 11, 2000, except for Note 15
which is as of March 14, 2000.

                                YOUBET.COM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 62,274,403   $  1,540,616
Stock subscriptions receivable (Notes 8a and 8c)............            --      2,100,000
Receivables.................................................       211,474         50,364
Interest and other receivables..............................       319,162         11,317
Prepaid expenses............................................       164,889         22,344
                                                              ------------   ------------
    Total current assets....................................    62,969,928      3,724,641
                                                              ------------   ------------
Property and equipment (Notes 4 and 10).....................     3,675,190      1,700,211
Less: Accumulated depreciation and amortization.............    (1,298,416)      (820,535)
                                                              ------------   ------------
    Property and equipment, net.............................     2,376,774        879,676
                                                              ------------   ------------
Deferred financing costs, net of amortization (Note 7)......     1,440,324         31,395
Deposits and other..........................................        71,341         17,537
                                                              ------------   ------------
    Total assets............................................  $ 66,858,367   $  4,653,249
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  3,128,386   $    984,258
Accrued compensation and related items......................       218,470        144,252
Accrued expenses (Note 5)...................................     2,194,506        451,127
Deferred revenues (Note 9)..................................       527,986             --
Current portion of capitalized lease obligation (Note 10)...        52,786        220,317
                                                              ------------   ------------
    Total current liabilities...............................     6,122,134      1,799,954
Notes payable (Note 7)......................................    39,814,163             --
Capitalized lease obligations, less current portion (Note
  10).......................................................         7,348         60,134
                                                              ------------   ------------
    Total liabilities.......................................    45,943,645      1,860,088
                                                              ------------   ------------
Commitments and contingencies (Notes 3, 10 and 11)
Stockholders' equity (Note 8):
  Preferred stock, $.001 par value (aggregate liquidation
    preference of $0 and $2,677,750 at December 31, 1999 and
    1998, respectively)--Authorized 1,000,000 shares, 0
    share and 107,110 shares outstanding as of December 31,
    1999 and 1998, respectively.............................            --            107
  Common stock, $.001 par value--Authorized 50,000,000
    shares, 19,360,934 and 13,970,268 shares outstanding as
    of December 31, 1999 and 1998, respectively.............        19,361         13,970
  Additional paid-in capital (Note 8a)......................    84,551,055     42,326,397
  Accumulated deficit.......................................   (62,312,209)   (37,825,941)
  Deferred compensation (Notes 8d and 8e)...................    (1,203,485)    (1,161,372)
  Notes receivable from stockholders (Note 8c)..............      (140,000)      (560,000)
                                                              ------------   ------------
    Total stockholders' equity..............................    20,914,722      2,793,161
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 66,858,367   $  4,653,249
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Revenues..............................................   $  3,773,577   $    263,793   $         --
Operating expenses (1):
  Network operations..................................      2,105,312      1,494,332        677,774
  Research and development............................      2,372,872      1,578,830      1,331,345
  Sales and marketing.................................     14,461,694      1,818,472        948,489
  General and administrative..........................      7,381,177      6,071,132      3,652,344
  Depreciation and amortization.......................        479,616        397,357        307,935
                                                         ------------   ------------   ------------
    Total operating expenses..........................     26,800,671     11,360,123      6,917,887
                                                         ------------   ------------   ------------
Loss from operations..................................    (23,027,094)   (11,096,330)    (6,917,887)
Other income (expense):
  Interest income.....................................      2,419,896         70,627          1,145
  Interest expense....................................     (3,106,111)      (331,763)      (390,471)
  Amortization of deferred financing costs............       (285,567)      (119,546)            --
  Discount on conversion of bridge loans, accounts
    payable and employee deferred salaries into common
    stock and warrants (Note 8a)......................             --       (849,963)      (573,348)
  Release of forfeiture restrictions on common stock
    owned by officers/major shareholders (Note 8b)....             --             --     (7,875,000)
  Fair value of warrants issued for financing costs
    (Note 8d).........................................       (490,791)    (1,405,684)    (3,656,202)
  Other...............................................          5,799       (126,488)         4,569
                                                         ------------   ------------   ------------
    Total other expense...............................     (1,456,774)    (2,762,817)   (12,489,307)
                                                         ------------   ------------   ------------
Loss before provision for state income and franchise
  taxes...............................................    (24,483,868)   (13,859,147)   (19,407,194)
Provision for state income and franchise taxes (Note
  13).................................................         (2,400)        (2,400)        (9,644)
                                                         ------------   ------------   ------------
  Net loss............................................   $(24,486,268)  $(13,861,547)  $(19,416,838)
                                                         ============   ============   ============
Net loss per common share--basic and diluted..........   $      (1.45)  $      (1.32)  $      (3.06)
                                                         ============   ============   ============
Weighted average number of common shares
  outstanding.........................................     16,937,700     10,534,905      6,355,352
                                                         ============   ============   ============

(1) Operating expenses include non-cash compensation expenses (Notes 8d and 8e) as follows:

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Network operations..................................  $    172,728   $    207,037   $     12,375
Research and development............................        66,564        311,677         77,682
Sales and marketing.................................       401,356        413,720        237,957
General and administrative..........................     1,567,117      3,330,529      1,848,168
                                                      ------------   ------------   ------------
                                                      $  2,207,765   $  4,262,963   $  2,176,182
                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                         PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                     -----------------------   ----------------------     PAID-IN     ACCUMULATED      DEFERRED
                                       SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL       DEFICIT      COMPENSATION
                                     ----------   ----------   ----------   ---------   -----------   ------------   -------------
Balance, January 1, 1997...........          --   $       --    8,283,333   $   8,283   $ 4,410,661   $(4,547,556)    $  (277,087)
Shares issued as payment for
  amounts due to vendors and
  employees (Note 8a)..............          --           --       27,433          28        61,410            --              --
Shares issued in private placement
  (Note 8a)........................          --           --      897,760         898     2,243,502            --              --
Costs of private placement (Note
  6a)..............................          --           --           --          --      (291,020)           --              --
Shares issued to bridge loans
  investors for conversion into
  common stock and warrants (Note
  8a)..............................          --           --      895,468         895     1,678,105            --              --
Shares returned to Company for
  cancellation by officers/major
  stockholders (Note 8b)...........          --           --     (750,000)       (750)          750            --              --
Release of forfeiture restrictions
  on common stock owned by
  officer/major stockholders (Note
  8b)..............................          --           --           --          --     7,875,000            --              --
Discount on conversion of bridge
  loans, accounts payable, employee
  deferred salaries into common
  stock and warrants (Note 6)......          --           --           --          --       573,348            --              --
Shares issued as finders fees for
  capital raising transactions
  (Note 8a)........................          --           --      250,000         250          (250)           --              --
Amortization of deferred
  compensation (Notes 8d and 8e)...          --           --           --          --            --            --         167,965
Fair value of stock options and
  warrants issued (Notes 8d and
  8e)..............................          --           --           --          --     6,862,483            --      (1,198,064)
Net loss for the year..............          --           --           --          --            --   (19,416,838)             --
                                     ----------   ----------   ----------   ---------   -----------   ------------    -----------
Balance, December 31, 1997.........          --           --    9,603,994       9,604    23,413,989   (23,964,394)     (1,307,186)
Warrants exercised and converted to
  stock (Note 8a)..................          --           --      355,000         355     1,068,645            --              --
Shares issued as payment for
  amounts due to vendors and
  employees (Note 8a)..............          --           --       27,603          28        69,510            --              --
Shares issued as payment for
  amounts due to officers and
  directors (Note 8a)..............          --           --       96,220          96       180,317            --              --
Shares issued through financing
  activities (Note 8a).............          --           --       20,000          20        78,730            --              --
Shares issued to bridge loan
  investors for conversion into
  common stock and warrants (Note
  8a)..............................          --           --    1,513,551       1,513     2,999,217            --              --
Preferred shares issued in private
  placement (Note 8c)..............     262,500          262           --          --     6,562,238            --              --
Cost of private placement (Note
  8c)..............................          --           --           --          --      (360,909)           --              --
Proceeds from the sale of warrants
  (Note 8c)........................          --           --           --          --         4,531            --              --
Warrants purchased by officers
  (Note 8c)........................          --           --           --          --        75,000            --              --
Preferred stock converted to common
  shares (Note 8c).................    (155,390)        (155)   1,553,900       1,554        (1,399)           --              --
Shares issued in private placement
  (Note 8a)........................          --           --      800,000         800     1,999,200            --              --
Cost of private placement (Note
  8a)..............................          --           --           --          --      (120,000)           --              --
Discount on conversion of bridge
  loans, accounts payable and
  employee deferred salaries into
  common stock and warrants (Note
  6)...............................          --           --           --          --       849,963            --              --
Fair value of warrants issued for
  financing costs (Note 8d)........          --           --           --          --     1,405,684            --              --
Non-cash compensation (Notes 8d and
  8e)..............................          --           --           --          --     4,196,881            --      (1,434,988)
Cancellation of warrants (Note
  8d)..............................          --           --           --          --       (95,200)           --              --
Amortization of deferred
  compensation (Notes 8d and 8e)...          --           --           --          --            --            --       1,580,802
Net loss for the year..............          --           --           --          --            --   (13,861,547)             --
                                     ----------   ----------   ----------   ---------   -----------   ------------    -----------
Balance, December 31, 1998.........     107,110          107   13,970,268      13,970    42,326,397   (37,825,941)     (1,161,372)
Warrants exercised and converted to
  stock (Note 8a)..................          --           --      412,832         413       965,853            --              --
Warrants exercised in conjunction
  with secondary public offering
  (Note 8a)........................          --           --      654,275         654     2,162,899            --              --
Stock options exercised and
  converted to stock (Note 8a).....          --           --      275,372         275       537,979            --              --
Preferred stock converted to common
  shares (Note 8a).................    (107,110)        (107)   1,071,100       1,071          (964)           --              --
Shares issued in secondary public
  offering (Note 8a)...............          --           --    2,863,582       2,864    37,280,974            --              --
Secondary public offering related
  costs (Note 8a)..................          --           --           --          --    (1,660,142)           --              --
Shares issued as payment for
  amounts due to vendors (Note
  8a)..............................          --           --       13,505          14        33,749            --              --
Shares issued in a private
  placement (Note 8a)..............          --           --      100,000         100       249,900            --              --
Offset of notes receivable with
  bonus to officer (Note 8c).......          --           --           --          --            --            --              --
Fair value of stock options and
  warrants issued (Note 8d)........          --           --           --          --     2,598,760            --      (1,567,167)
Non-cash compensation (Notes 8d and
  8e)..............................          --           --           --          --        55,650            --              --
Amortization of deferred
  compensation (Notes 8d and 8e)...          --           --           --          --            --            --       1,525,054
Net loss for the year..............          --           --           --          --            --   (24,486,268)             --
                                     ----------   ----------   ----------   ---------   -----------   ------------    -----------
Balance, December 31, 1999.........          --           --   19,360,934   $  19,361   $84,551,055   $(62,312,209)   $(1,203,485)
                                     ==========   ==========   ==========   =========   ===========   ============    ===========

                                        STOCK
                                        NOTES
                                     RECEIVABLE       TOTAL
                                     -----------   -----------
Balance, January 1, 1997...........  $        --   $  (405,699)
Shares issued as payment for
  amounts due to vendors and
  employees (Note 8a)..............           --        61,438
Shares issued in private placement
  (Note 8a)........................           --     2,244,400
Costs of private placement (Note
  6a)..............................           --      (291,020)
Shares issued to bridge loans
  investors for conversion into
  common stock and warrants (Note
  8a)..............................           --     1,679,000
Shares returned to Company for
  cancellation by officers/major
  stockholders (Note 8b)...........           --            --
Release of forfeiture restrictions
  on common stock owned by
  officer/major stockholders (Note
  8b)..............................           --     7,875,000
Discount on conversion of bridge
  loans, accounts payable, employee
  deferred salaries into common
  stock and warrants (Note 6)......           --       573,348
Shares issued as finders fees for
  capital raising transactions
  (Note 8a)........................           --            --
Amortization of deferred
  compensation (Notes 8d and 8e)...           --       167,965
Fair value of stock options and
  warrants issued (Notes 8d and
  8e)..............................           --     5,664,419
Net loss for the year..............           --   (19,416,838)
                                     -----------   -----------
Balance, December 31, 1997.........           --    (1,847,987)
Warrants exercised and converted to
  stock (Note 8a)..................           --     1,069,000
Shares issued as payment for
  amounts due to vendors and
  employees (Note 8a)..............           --        69,538
Shares issued as payment for
  amounts due to officers and
  directors (Note 8a)..............           --       180,413
Shares issued through financing
  activities (Note 8a).............           --        78,750
Shares issued to bridge loan
  investors for conversion into
  common stock and warrants (Note
  8a)..............................           --     3,000,730
Preferred shares issued in private
  placement (Note 8c)..............     (490,000)    6,072,500
Cost of private placement (Note
  8c)..............................           --      (360,909)
Proceeds from the sale of warrants
  (Note 8c)........................           --         4,531
Warrants purchased by officers
  (Note 8c)........................      (70,000)        5,000
Preferred stock converted to common
  shares (Note 8c).................           --            --
Shares issued in private placement
  (Note 8a)........................           --     2,000,000
Cost of private placement (Note
  8a)..............................           --      (120,000)
Discount on conversion of bridge
  loans, accounts payable and
  employee deferred salaries into
  common stock and warrants (Note
  6)...............................           --       849,963
Fair value of warrants issued for
  financing costs (Note 8d)........           --     1,405,684
Non-cash compensation (Notes 8d and
  8e)..............................           --     2,761,893
Cancellation of warrants (Note
  8d)..............................           --       (95,200)
Amortization of deferred
  compensation (Notes 8d and 8e)...           --     1,580,802
Net loss for the year..............           --   (13,861,547)
                                     -----------   -----------
Balance, December 31, 1998.........     (560,000)    2,793,161
Warrants exercised and converted to
  stock (Note 8a)..................           --       966,266
Warrants exercised in conjunction
  with secondary public offering
  (Note 8a)........................           --     2,163,553
Stock options exercised and
  converted to stock (Note 8a).....           --       538,254
Preferred stock converted to common
  shares (Note 8a).................           --            --
Shares issued in secondary public
  offering (Note 8a)...............           --    37,283,838
Secondary public offering related
  costs (Note 8a)..................           --    (1,660,142)
Shares issued as payment for
  amounts due to vendors (Note
  8a)..............................           --        33,763
Shares issued in a private
  placement (Note 8a)..............           --       250,000
Offset of notes receivable with
  bonus to officer (Note 8c).......      420,000       420,000
Fair value of stock options and
  warrants issued (Note 8d)........           --     1,031,593
Non-cash compensation (Notes 8d and
  8e)..............................           --        55,650
Amortization of deferred
  compensation (Notes 8d and 8e)...           --     1,525,054
Net loss for the year..............           --   (24,486,268)
                                     -----------   -----------
Balance, December 31, 1999.........  $  (140,000)  $20,914,722
                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net loss..................................................  $(24,486,268)  $(13,861,547)  $(19,416,838)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       479,616        397,357        307,935
    Amortization of deferred financing......................       285,567        119,546             --
    Other losses............................................         1,237         70,640             --
    Interest accreted on note payable.......................     3,085,653             --             --
    Settlement of accounts payable and accrued
     liabilities............................................            --        520,212        280,438
    Non-cash compensation...................................     2,698,557      4,262,964      2,176,182
    Discount on conversion of bridge loans, accounts payable
     and employee deferred salaries into common stock and
     warrants...............................................            --        849,963        573,348
    Fair value of warrants issued for financing costs.......            --      1,405,684      3,656,202
    Release of forfeiture restrictions on common stock owned
     by officers/major stockholders.........................            --             --      7,875,000
Change in assets and liabilities:
    Receivables.............................................      (247,359)       (44,206)         1,350
    Prepaid expenses........................................      (142,545)        10,296         93,923
    Other current assets....................................       (82,305)        16,532          1,708
    Deposits................................................      (193,094)       (17,537)            --
    Accounts payable........................................     2,144,126         73,980         82,679
    Accrued compensation and related items..................       170,220       (374,065)       311,542
    Accrued interest payable................................            --        (71,128)       115,642
    Other accrued expenses..................................     1,681,141        110,019         76,797
    Deferred revenues.......................................       527,986             --             --
    State income taxes payable..............................            --         (6,400)         1,980
                                                              ------------   ------------   ------------
        Net cash used in operating activities...............   (14,077,468)    (6,537,690)    (3,862,112)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
    Purchases of property and equipment.....................    (1,977,954)      (359,800)      (132,356)
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............    (1,977,954)      (359,800)      (132,356)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from convertible note..........................    36,728,510             --             --
    Proceeds from exercise of stock options and warrants....     3,640,734      1,069,000             --
    Increase in deferred financing costs....................    (1,694,500)       (96,000)            --
    Proceeds from lease financing...........................            --             --        150,261
    Proceeds from warrant purchase..........................         2,438             --             --
    Proceeds from sales of securities, net of offering
     costs..................................................    38,332,344      5,501,122      1,953,380
    Proceeds from advances and bridge loans:
      Related parties.......................................            --        888,875        844,000
      Unrelated parties.....................................            --      1,190,000      1,315,000
    Repayments of advances:
      Related parties.......................................            --        (23,875)      (104,000)
      Unrelated parties.....................................            --        (30,000)      (105,000)
      Payments on capitilized lease obligations.............      (220,317)      (113,911)       (93,596)
                                                              ------------   ------------   ------------
        Net cash provided by financing activities...........    76,789,209      8,385,211      3,960,045
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........    60,733,787      1,487,721        (34,423)
Cash and cash equivalents at the beginning of the period....     1,540,616         52,895         87,318
                                                              ------------   ------------   ------------
Cash and cash equivalents at the end of the period..........  $ 62,274,403   $  1,540,616   $     52,895
                                                              ============   ============   ============
Supplemental disclosure of cash flow information
  Cash paid for:
  Interest..................................................  $     22,624   $     26,780   $     27,364
  State income taxes........................................         3,757          6,166          6,443
                                                              ============   ============   ============
Non-cash investing and financing activities:
  Equipment acquired under capital leases...................  $         --   $     80,000   $         --
  Reduction of loan from settlement agreement...............            --             --             --
      Additions to deferred compensation....................     1,567,167      1,434,988             --
      Advances and bridge loans, including accrued interest,
       converted into common stocks and warrants:
        Related parties.....................................            --      1,366,365        632,500
        Unrelated parties...................................            --      1,634,504      1,046,500
      Conversion of accounts payable and accrued
       compensation into common stock.......................        33,763        249,951         61,438
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

    Youbet.com, Inc., a Delaware corporation, You Bet!, Inc., a Delaware corporation and a wholly-owned subsidiary of Youbet.com, Inc., and Middleware Telecom Corporation, a California corporation and a wholly-owned subsidiary of You Bet!, Inc., are collectively referred to herein as the "Company". Youbet.com, Inc. is the successor to You Bet International, Inc. through a merger transaction effective January 22, 1999. The subsidiaries of You Bet International, Inc. were also merged into Youbet.com. Prior to January 22, 1999, the financial statements of Youbet.com are consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

    Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online live event wagering. The Company's first service being offered to subscribers is the You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

    During June 1999, the Company determined it had successfully completed the development stage by generating revenues of over $1,000,000 since the beginning of the year. Accordingly, the Company is no longer in the development stage and is now in the operating stage.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE RECOGNITION

    The Company recognizes revenue as wagers are placed (see Note 3). The Company also recognizes revenue from monthly subscription fees as earned and from the sale of handicapping information as used by subscribers.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internally generated software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product and continues until the product is available for sale or use. The Company's software includes the You Bet Network and CD Rom software product which subscribers install on their personal computers in order to access the You Bet Network. Management believes technological feasibility was achieved in early 1998, and the Company's network became available for general release to subscribers shortly thereafter. Capitalizable software costs incurred subsequent to establishing technological feasibility have not been capitalized due to the uncertainty surrounding the recoverability of these costs.

                                YOUBET.COM, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's financial instruments, consisting primarily of stock subscriptions receivable, receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments and the borrowing costs to the Company.

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

BASIC AND DILUTED LOSS PER SHARE

    Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1999, 1998 and 1997.

    As of December 31, 1999, potential dilutive securities representing 13,842,795 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 2,435,231 outstanding stock options, 6,857,564 outstanding common stock

                                YOUBET.COM, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purchase warrants, and $45,500,000 of 11% Senior Convertible Discount Notes convertible into 4,550,000 shares of common stock.

    For the year ended December 31, 1998, potential dilutive securities representing 10,654,951 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 1,914,212 outstanding stock options, 7,669,639 outstanding common stock purchase warrants, and 107,110 shares of preferred stock convertible into 1,071,100 shares of common stock.

    For the year ended December 31, 1997, potential dilutive securities representing 1,121,433 outstanding stock options, 5,896,011 outstanding common stock purchase warrants, and $345,000 of convertible notes, are not included in the earnings per share calculation since their effect would be antidilutive.

    During 1997, 2,500,000 shares of common stock issued and outstanding to two officers/major stockholders and a stockholder related to one of the officers were subject to forfeiture under certain specified conditions, and were excluded from the calculation of net loss per share in 1997. The forfeiture provisions were released effective December 31, 1997, in exchange for the return to the Company and cancellation of 750,000 of such shares (see Note 8).

STOCK-BASED COMPENSATION

    The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value method of accounting for stock-based compensation plans. The provisions of this Statement allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but to disclose the pro forma effect on net loss and diluted loss per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock.

    In accordance with this Statement, the Company has provided footnote disclosure (see Note 8e) with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at grant date or other measurement date above the amount an employee must pay to acquire the stock.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                                YOUBET.COM, INC.

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

    The Company is entitled to receive on a weekly basis one-half of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Net commissions are calculated as gross commissions generated from wagers, less state taxes and certain direct costs. The Ladbroke Agreement contains provisions allowing the termination of the agreement by either party at any time prior to January 2003, in the event that net commissions are, or are projected in good faith by either party to the agreement, to be less than $1,000,000 for any full twelve month period during the term of the agreement subsequent to the initial eighteen month period.

    For the year ended December 31, 1999 and 1998, $3,239,332 and $263,793 of the Company's revenues were generated from the Ladbroke Agreement, respectively. The Company currently estimates that net commissions will exceed $1,000,000 for any twelve month period during the term of the agreement subsequent to the initial eighteen month period ending June 1999. However, should net commissions be less than $1,000,000 during such twelve month period, Ladbroke could elect to terminate the agreement, which could have a material adverse effect on the Company's business.

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of December 31, 1999 and 1998:

                                                         1999          1998
                                                      -----------   ----------
Computer equipment..................................  $ 2,940,251   $1,015,411
Office furniture and equipment......................      244,711      202,504
Leasehold improvements..............................       72,787       64,855
Assets under capital leases (Note 10)...............      417,441      417,441
                                                      -----------   ----------
                                                        3,675,190    1,700,211
Less: Accumulated depreciation and amortization.....   (1,298,416)    (820,535)
                                                      -----------   ----------
                                                      $ 2,376,774   $  879,676
                                                      ===========   ==========

    At December 31, 1999 and 1998, accumulated depreciation and amortization included $83,487 and $113,540, respectively, related to assets under capital leases.

                                YOUBET.COM, INC.

NOTE 5--ACCRUED EXPENSES

    Accrued expenses consisted of the following as of December 31, 1999 and 1998:

                                                           1999        1998
                                                        ----------   --------
Civil resolution and settlement (Note 12).............  $1,308,250   $     --
Marketing expenses....................................     452,910      7,801
Professional fees.....................................     160,612    133,250
Track commission......................................      77,638         --
Legislative fees......................................      70,825         --
Software licensing fee................................       3,859    125,000
Private placement closing fee.........................          --    161,500
Other.................................................     120,412     23,576
                                                        ----------   --------
Total.................................................  $2,194,506   $451,127
                                                        ==========   ========

NOTE 6--ADVANCES AND BRIDGE LOANS PAYABLE

    Advances and bridge loans consisted of the following at December 31, 1999 and 1998:

                                                       RELATED      UNRELATED
                                                       PARTIES       PARTIES
                                                     -----------   -----------
Advances:
Balance, December 31, 1997.........................  $   390,000   $        --
Add: New loans.....................................      508,875       105,000
Less: Repayments...................................      (23,875)      (30,000)
Converted into 1998 bridge financing...............     (875,000)      (75,000)
                                                     -----------   -----------
Balance, December 31, 1998.........................  $        --   $        --
                                                     ===========   ===========
Bridge Loans Payable:
Balance, December 31, 1997.........................  $        --   $   300,000
Add: New loans.....................................      380,000     1,085,000
  Converted from advances..........................      875,000        75,000
Less: Conversion of 1997 bridge loans into common
  stock and warrants...............................           --      (300,000)
  Conversion of 1998 bridge loans into common
    stock..........................................   (1,255,000)   (1,160,000)
                                                     -----------   -----------
Balance, December 31, 1998.........................  $        --   $        --
                                                     ===========   ===========

    During 1998, interest expense with respect to bridge loans and advances payable aggregated $240,730, including $111,365 to related parties. Additional financing cost was also incurred during 1998 as a result of the issuance of an aggregate of 177,000 Series C and 105,117 Series D common stock purchase warrants to the parties that provided unsecured advances during 1998 and to the participants in the 1998 bridge financing, including 134,000 warrants to related parties. As a result, the Company recorded a charge to operations of $910,099 in 1998, including $500,600 allocable to related parties (see Note 8a).

                                YOUBET.COM, INC.

NOTE 6--ADVANCES AND BRIDGE LOANS PAYABLE (CONTINUED)
CONVERSION DISCOUNT

    As part of the consideration for making the 1998 bridge loans, the Company granted the investors the option to convert their bridge loans, including accrued interest, into the securities offered in any subsequent private placement (or the equivalent amount of common stock, if such financing is not a common stock financing), at 75% to 80% of the private placement offering price, representing discounts of 20% to 25%. As a result of the sale of preferred stock on June 29, 1998 a s described in Note 8c, the difference between the fair value of the Company's common stock of $2.50 per share on June 29, 1998 (as determined by an investment and merchant banking firm) and the effective conversion rates ranging from $1.875 to $2.00 per share, was recognized as a charge to operations. Accordingly, the Company recognized a charge to operations, with a corresponding credit to additional paid-in capital, representing the aggregate discount of $849,963, including $341,588 allocable to related parties.

NOTE 7--NOTES PAYABLE

    On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,625,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest are due and payable on April 5, 2004. The Notes plus accrued, unpaid interest are convertible at any time at the rate of $10 per common share. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company will recognize a charge to operations of $352,000 over the five year maturity period, with a corresponding credit to paid-in capital. The notes also contain covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions. At December 31, 1999, $3,085,653 of interest expense has been accreted. During February 2000 the noteholders agreed to a first amendment to the notes (see Note
15).

NOTE 8--STOCKHOLDERS' EQUITY

A. ISSUANCE OF COMMON STOCK AND RELATED WARRANTS

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

    In conjunction with the closing of the private placement offering, bridge loans payable aggregating $1,679,000, representing a principal balance of $1,460,000 and accrued interest of $219,000, were exchanged for 89.55 units of common stock and Series D common stock purchase warrants. Included in the

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
$1,679,000 was $632,500, representing a principal balance of $550,000 and accrued interest of $82,500, from related parties. As a result of the issuance of 89.55 units in 1997, the Company issued 895,468 shares of common stock and 447,734 Series D common stock purchase warrants, including 337,335 shares of common stock and 168,667 Series D common stock purchase warrants to related parties.

    In conjunction with the 1997 private placement offering, the Company issued 690,275 Series E common stock purchase warrants to finders exercisable at $3.125 per share. The Series E common stock purchase warrants had an aggregate fair value of $1,891,354. The Company also issued 250,000 common stock shares to finders.

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

    During 1998, in conjunction with the restructuring of a capital lease obligation, the Company issued 20,000 shares of common stock to the lessor with an approximate fair market value of $79,000. (See Note 10).

    During 1998, the Company issued 2,500 shares of common stock to a former employee for services rendered which were valued at $15,469 and charged to operations.

    During 1998, the Company issued 1,513,551 shares of common stock and 105,117 Series D common stock purchase warrants in conjunction with the conversion of bridge financing notes with a principal balance of $2,715,000 and accrued interest of $285,730.

    During 1998, the Company issued 355,000 shares of common stock to four individuals, including two former officers, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $3.125 per share, generating gross proceeds to the Company of $1,069,000.

    During 1998, the Company issued 11,200 shares of common stock and 5,600 Series D common stock purchase warrants in conjunction with the conversion of vendor debt of $28,000 into common stock.

    During 1998, the Company issued 110,123 shares of common stock and 55,063 Series C and 55,063 Series D common stock purchase warrants, including 96,220 shares to two officers/major stockholders, in conjunction with the conversion of employee deferred compensation of $206,483 into common stock.

    During 1998, the Company entered into a stock subscription agreement for the sale of 800,000 shares of common stock and 40,000 Series E common stock purchase warrants for gross proceeds of $2,000,000. The Company incurred direct costs related to such financing of $120,000. The Company received the proceeds during January and February 1999.

    During 1999, the Company issued 74,833 shares of common stock in conjunction with the exercise of stock options by certain employees. In order to effect a cashless transaction, an additional 37,417 stock options were forfeited. This cashless exercise resulted in a charge to non cash compensation of $300,000.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
    During 1999, the Company issued 100,000 shares of common stock at a price of $2.50 per share, generating gross proceeds to the Company of $250,000.

    During 1999, the Company issued 13,505 shares of common stock in conjunction with the conversion of vendor debt of $33,763.

    During 1999, the Company issued 688,204 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $5.25 per share, generating gross proceeds to the Company of $1,504,520.

    During 1999, 107,110 shares of convertible preferred stock were converted into 1,071,100 shares of common stock.

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

    In June 1999, the Company completed a public offering and issued 2,863,582 common stock shares at a price of $14.00 per share, generating gross proceeds of $37,283,838. The Company also issued 654,275 shares of common stock, in conjunction with the exercise of warrants, generating net proceeds to the Company of $2,153,553. The Company incurred $1,660,142 of fees and expenses in conjunction with the above transactions.

    During 1999, the company issued 3,500 warrants to a consultant. The fair value of the warrants of $25,685 is being charged to operations over a one year period. The warrants have an exercise price of $2.50. The warrants expire in three years.

    During 1999, the Company issued 100,000 warrants to its joint venture partner which concurrently agreed to purchase 142,857 shares at an aggregate cost of $2,000,000 of the Company's common stock in the secondary public offering and agreed to contribute funds to the joint venture project. The total fair value of these warrants was $907,000 of which 50% was charged as financing costs and the remaining 50% was charged against paid-in capital. The warrants have an exercise price of $19.50 and a term of five years. (See Note 9).

    During 1999, the Company issued 50,000 warrants in exchange for services. The fair value of these warrants of $405,000 is being charged to operations over the vesting period. The warrants have an exercise price of $11.50 and a term of five years. The warrants vest over three years.

    During 1999, the Company issued 25,000 warrants in exchange for services. The fair value of the warrants of $142,000 is being charged to operations over the vesting period. The warrants have an exercise price of $7.93 and a term of five years. The warrants vest over three years.

    During 1999, the Company issued 50,000 warrants to various finders in connection with the issuance of the 11% Senior Convertible Discount Notes. The warrants are exercisable at $10.00 per share and expire on April 5, 2004. The fair value of the warrants is $352,000.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
B. DIVESTMENT SHARES

    In December 1995, 2,500,000 of 5,710,000 shares issued to related parties were subject to forfeiture under certain conditions if the Company did not achieve certain customer subscription levels within a specified timeframe through December 5, 1999 (the "Divestment Shares"). The Company's original short-term goal, established in 1995, was to maximize customer subscription levels. However, as a result of a change in the Company's marketing strategy during 1997, the Company has decided to de-emphasize its original short-term goal in order to focus on certain long-term goals. The Company's revised marketing strategy is focused on building a brand name and becoming a market leader, acquiring and retaining a large and loyal customer base, and maximizing long-term profitability. Accordingly, effective December 31, 1997, the Board of Directors authorized the release of the forfeiture restrictions on the 2,500,000 shares of common stock in exchange for the return of 750,000 shares to the Company.

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

    The Preferred Stock has a liquidation preference of $25.00 per share and will rank senior to all other series of preferred stock that may be issued in the future. Each share of Preferred Stock is convertible into ten shares of common stock of the Company, and will be automatically converted into common stock at the then prevailing conversion rate at such time as the Company has completed a public offering which raises not less than $15,000,000 in gross proceeds and has its common stock listed on a major exchange or the NASDAQ National Market System. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value. In connection with the public secondary offering in June 1999, the remaining 107,110 shares of convertible preferred stock were converted into 1,071,110 shares of common stock.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
    Robert M. Fell assisted the Company in its Preferred Stock financing during 1998 prior to his appointment as an officer and director of the Company. As a result of the completion of such financing on June 29, 1998, Mr. Fell acquired the right to designate four directors of the Company and may therefore be deemed to have acquired control of the Company. In conjunction therewith, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert
M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the Fell Warrant was at not less than fair market value. The Fell Warrant had an aggregate fair value of $2,112,000. The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998, the Preferred Stock held by the Fell Trust was converted into common stock, which remained subject to the pledge to secure the Notes. On July 8, 1999, the board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discount Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) credited at such time as Youbet.com achieves 15,000 subscribers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 subscribers. As a result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $490,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Notes. The $490,000 Note and the $70,000 Note were recorded as reductions to stockholders' equity at December 31, 1998.

    Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into a Services Agreement with Fell & Company, Inc., pursuant to which Mr. Fell will serve as Chairman of the Board of Directors for a period of three years. The Services Agreement also provided that Mr. Fell would serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, Fell &

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
Company, Inc. would receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. Effective February 23, 1999, the Board of Directors approved the appointment of Mr. Fell as full-time Chief Executive Officer, and Mr. Marshall and Mr. Fine agreed to waive the requirement for formation of the Office of the Chief Executive. The Board of Directors also approved an increase in the amount payable to Fell &
Company, Inc. for making Mr. Fell's services available to the Company, to $225,000 per annum effective March 1, 1999, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. The increase reflects the increase in Mr. Fell's involvement with the Company from 70% to 100% of his available time.

    Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into new employment agreements with Mr. Marshall and Mr. Fine pursuant to which they will serve as Vice Chairman and Chief Technology Officer, respectively. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases, and standard benefits. Mr. Marshall resigned as an officer and director of the Company on December 31, 1999. In accordance with the agreement, his salary and benefits will be paid through December 31, 2001. In
December 1999, Russell M. Fine's compensation was increased to $165,000.

D. OTHER WARRANTS

    The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model. The resulting amount has been recorded as a charge to deferred compensation, with a corresponding credit to additional paid-in capital. Deferred compensation is being amortized on the straight-line basis over the period in which the Company expects to receive benefit.

    The Company issued a warrant to an officer in 1997 to purchase 100,000 shares of common stock at an exercise price of $3.00, exercisable through October 31, 1998, partially in exchange for an accrued but unpaid bonus. Aggregate fair value of the warrant was $210,000, which was charged to operations in 1997.

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

    Pursuant to a letter of intent dated May 11, 1997 and a final agreement entered into on December 19, 1997, the Company issued a financial and marketing consulting firm warrants to purchase 1,000,000 shares of common stock exercisable for a period of 5.5 years, 500,000 of which are exercisable at $3.125 per share and 500,000 of which are exercisable at $5.25 per share, for services rendered and to be rendered for the two year period commencing May 11, 1997. In addition, the Company issued a bonus to such firm during December 1997 in the form of 500,000 warrants exercisable for a period of 5 years, 250,000 of which are exercisable at $3.125 per share and 250,000 of which are exercisable at $5.25 per share. Aggregate fair value of the 1,000,000 warrants was $1,218,000, of which $389,084 was charged to operations in 1997, and

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED) the remaining $828,916 was charged to operations through 1999. Aggregate fair market value of the 500,000 warrants issued as a bonus was $1,037,750, all of which was charged to operations in 1997.

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

    During March 1998, the Company entered into a supplemental agreement with a financial and marketing consulting firm to develop and manage an expanded investor relations program to publicize the Company to stockholders, investors, brokerages, and industry professionals during 1998. During April 1998, the Company issued warrants to the financial and marketing consulting firm to purchase an aggregate of 300,000 shares of common stock, of which 200,000 warrants are exercisable at $3.125 per share and 100,000 warrants are exercisable at $5.25 per share, for additional services rendered during January through June 1998. The warrants are exercisable through March 2003. The aggregate fair value of the 300,000 warrants of $1,444,000 was recorded as a charge to operations in 1998.

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

    During 1998, the Company issued Series D common stock purchase warrants for 165,780 shares of common stock to various parties. The Series D common stock purchase warrants are exercisable at $5.25 per share through September 2000. The Company issued 105,117 warrants in conjunction with the conversion into common stock of 1997 bridge financing notes with a principal balance of $300,000, 5,600 warrants in conjunction with the conversion into common stock of vendor debt of $28,000, and 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, all of which were considered

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED) financing costs. The aggregate fair value of such warrants of $386,240 was charged to operations as financing costs in 1998.

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

    During 1998, in conjunction with the sale of 800,000 shares of common stock, the Company issued 40,000 Series E common stock purchase warrants exercisable through February 2004. The fair value of the warrants of $212,400 is being charged to operations.

    In February 1999, the company issued 3,500 warrants to a consultant. The fair value of the warrants of $25,685 is being charged to operations over a one year period. The warrants have an exercise price of $2.50. The warrants expire in three years.

    In April 1999, the Company issued 50,000 warrants to various finders in connection with the issuance of the 11% Senior Convertible Discount Notes. The warrants are exercisable at $10.00 per share and expire on April 5, 2004. The fair value of the warrants of $352,000 is being charged to operations.

    In April 1999, the Company issued 50,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $11.50 per share and expire on March 25, 2004. The fair value of the warrants is $405,000 and is being charged to operations over the service period of three years.

    In May 1999, the Company issued warrants as final settlement to a finder in connection with the issuance of Series A Convertible Preferred Stock in June 1998. The Company issued 13,000 warrants with an exercise price of $.01 and 26,000 warrants with an exercise price of $2.50. The warrants are exercisable through March 2004. The fair value of the warrants is $216,060 and was charged to operations as financing costs.

    In June 1999, the Company issued 100,000 warrants to its joint venture partner. In connection with the sale of common stock at a total price of $2,000,000 and the formation of a joint venture project (see Note 9). The warrants are exercisable at $19.50 per share and expire on June 8, 2004. The fair value of the warrants is $907,000 of which 50% was charged as financing costs and the remaining 50% charged against paid-in-capital.

    In August 1999, the Company issued 25,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $7.93 per share and expire on August 3, 2002. The fair value of the warrants is $141,861 and is being charged to operations over the service period of three years.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
    Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                      WEIGHTED
                                                       WARRANTS    EXERCISE PRICE
                                                      ----------   --------------
Balance, January 1, 1997............................   1,387,188       $ 2.69
Warrants issued.....................................   4,508,823       $ 3.70
                                                      ----------
Balance, December 31, 1997..........................   5,896,011       $ 3.48
Warrants issued.....................................   2,148,628       $ 2.90
Exercised...........................................    (375,000)      $ 3.07
                                                      ----------
Balance, December 31, 1998..........................   7,669,639       $ 3.33
Warrants issued.....................................     267,500       $13.23
Exercised...........................................  (1,079,575)      $ 3.03
                                                      ----------
Balance, December 31, 1999..........................   6,857,564       $ 3.76
                                                      ==========

    Additional information about outstanding warrants to purchase the Company's common stock at December 31, 1999 is as follows:

                                       WARRANTS OUTSTANDING AND EXERCISABLE
                                     -----------------------------------------
                                                  WEIGHTED AVG.      WEIGHTED
                                                    REMAINING          AVG.
                                      NUMBER     CONTRACTUAL LIFE    EXERCISE
                                     OF SHARES      (IN YEARS)        PRICE
                                     ---------   ----------------   ----------
Range of Exercise Prices:
$0.01..............................     17,226         2.49          $  0.01
$2.50..............................    805,710   Not determinable    $  2.50
$2.50..............................  2,313,110         4.12          $  2.50
$2.51-$5.51........................  3,496,518   Not determinable    $  4.20
$5.51 and over.....................    225,000         3.81          $ 14.83
                                     ---------                       -------
Total..............................  6,857,564                       $  3.76
                                     =========                       =======

E. STOCK OPTIONS

    During 1995, the Company adopted the Employee Stock Option Plan and a Stock Option Plan for Non-Employee Directors. These Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under these Plans is 15% of the total number of shares of common stock outstanding. The options generally vest in four equal annual installments, and have a term of five to ten years. The Plans are closed and no other options will be granted under these Plans.

    On February 6, 1998, the Company's Board of Directors adopted a new employee stock option plan. This plan provides for the granting of options to both employees and non-employees. The Company issued options to purchase 500,000 shares of common stock at $2.50 per share of such amount, 205,000 options were issued to officers. Such options were fully vested upon issuance, but are not exercisable until February 1999, and expire on February 6, 2003. The Company has recorded the aggregate difference

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED) between the fair market value of the Company's common stock on the issuance date and the $2.50 exercise price of $828,151 as compensation cost in 1998.

    During 1996, deferred compensation was recorded as a result of the issuance of stock options being granted with exercise prices less than the current market price, and is being amortized on the straight-line basis over the vesting period of the stock options. Deferred compensation charged to operations was $18,000 in 1999, $63,561 in 1998 and $167,965 in 1997.

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

(2) Stock options were granted to non-employees to purchase 224,000 shares of common stock (165,000 to directors), 204,000 shares at $2.50 per share, and 20,000 shares averaging $5.46 per share, the fair value at the date of grant. The director options generally vest over one year and the other options generally vest over one to two years. The fair value of these stock options of $1,148,860 ($888,150 allocated to the director options) is being charged to operations over the respective vesting periods.

(3) During July 1998, the Company issued a stock option to the Company's legal counsel, who acts as Secretary of the Company, to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests monthly over the two year period beginning July 1998, and is exercisable for a period of ten years. The fair value of the stock option of $179,600 is being charged to operations over the two year period beginning July 1998. During December 1998, the Company also issued a stock option to its legal counsel to purchase 100 shares of common stock at an exercise price of $2.50 per share. The stock option vested immediately and is exercisable for a period of five years. The fair value of the stock option of $508 was charged to operations.

During 1999, the Company granted various stock options, as follows:

(1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 350,000 shares of common stock at an exercise price of $10.50 per share, the fair market price at the date of grant. The stock options vest at specified dates during a period of four years and are exercisable for a period of ten years. Subsequently, 156,250 of these options were canceled and 150,000 repriced to an exercise price of $5.31.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)

(2) The Company issued stock options to employees to purchase 595,050 shares of common stock at exercise prices ranging from $3.72 to $12.59. Of these stock options issued, options representing 36,150 shares of common stock were issued below the fair market value on the date of grant. The aggregate difference between the exercise price and the fair market value at the date of grant was $171,629, which is being charged to operations over the options' vesting period. These options vest over four years and are exercisable for a period of five years. Subsequently, 19,600 options were repriced to an exercise price of $5.31.

(3) Stock options were granted to a consultant to purchase 25,000 shares of common stock at an exercise price of $10.50. The fair value of these options was $257,750, which was charged to deferred compensation and is being amortized over the vesting period. These options vest ratably over two years commencing on the grant date. These options are exercisable for a period of ten years.

(4) Stock options were granted to a consultant to purchase 30,000 shares of common stock at an exercise price of $11.13. The fair value of these options was $238,927, which was charged to deferred compensation and is being amortized over the vesting period. These options vest ratably over six months commencing on the grant date. These options are exercisable for a period of five years. Subsequently, the options were repriced to an exercise price of $5.31.

(5) Stock options were granted to a Director to purchase 40,000 shares of common stock at an exercise price of $7.00, the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

(6) Stock options were granted to a consultant to purchase 10,000 shares of common stock at an exercise price of $5.00, the fair market value on the date of grant. The fair value of these options was $47,287 which is being amortized over the vesting period. These options vest ratably over a ten month period are exercisable for a period of five years.

(7) Stock options were granted to a consultant to purchase 2,500 shares of common stock at an exercise price of $6.13, the fair market value on the date of grant. The fair value of these options was $14,808 which is being amortized over the vesting period. These options vest ratably over a six month period are exercisable for a period of five years.

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
Information with respect to activity under the Stock Option Plans is summarized as follows:

                                                                          WEIGHTED
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Balance, January 1, 1997....................................  1,026,364    $2.55
Options granted.............................................    246,735    $3.06

Options terminated..........................................   (151,666)   $2.70
                                                              ---------
Balance, December 31, 1997..................................  1,121,433    $2.64

Options granted.............................................    837,469    $2.65

Options terminated..........................................    (44,690)   $2.93
                                                              ---------
Balance December 31, 1998...................................  1,914,212    $2.64
Options granted.............................................  1,057,550    $7.50
Options exercised...........................................   (275,372)   $2.53

Options terminated..........................................   (261,159)   $8.29
                                                              ---------
Balance December 31, 1999...................................  2,435,231    $4.22
                                                              =========

Options exercisable (vested) at December 31, 1999...........  1,446,062    $2.84
                                                              =========

    Additional information about outstanding options to purchase the Company's common stock at December 31, 1999 is as follows:

                                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                       -----------------------------------------------   --------------------------
                                                       WEIGHTED AVG.
                                                         REMAINING
                                          NUMBER        CONTRACTUAL     WEIGHTED AVG.     NUMBER     WEIGHTED AVG.
                                        OF SHARES     LIFE (IN YEARS)   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                                       ------------   ---------------   --------------   ---------   --------------
RANGE OF EXERCISE PRICES:
$2.50................................     1,317,036           4.61          $2.50        1,235,608     $    2.50
$2.51 - $2.99........................        25,625           7.25          $2.75           16,125     $    2.75
$3.00................................       152,310           7.26          $3.00          101,994     $    3.00
$3.01 - $5.50........................       561,060           5.19          $5.17           52,960     $    4.51
$5.51 - $15.81.......................       379,200           5.28          $8.96           39,375     $   10.98
                                       ------------      ---------          -----        ---------     ---------
Total................................     2,435,231           5.92          $4.22        1,446,062     $    2.84
                                       ============      =========          =====        =========     =========

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

                                YOUBET.COM, INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED) fair value of stock options granted under the Company's Plans was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                     1999          1998          1997
                                                   --------      --------      --------
Expected life in years...........................        5            5             5
Risk free interest rate..........................    6.75%        6.75%         6.75%
Dividend yield...................................       0%           0%            0%
Expected volatility..............................   101.7%        83.4%         83.4%

    The weighted average fair value at the date of grant for stock options and warrants granted during 1999, 1998 and 1997 was $6.11 per option and $7.65 per warrant in 1999, $3.88 per option and $2.84 per warrant in 1998, and $2.12 per option and $2.31 per warrant in 1997.

                                                               YEAR ENDED DECEMBER 31,
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Net loss
  As reported.......................................  $(24,486,268)  $(13,861,547)  $(19,416,838)
  Pro forma.........................................  $(25,825,592)  $(15,389,025)  $(20,015,044)
Net loss per share
  As reported.......................................  $      (1.45)  $      (1.32)  $      (3.06)
  Pro forma.........................................  $      (1.52)  $      (1.46)  $      (3.15)

NOTE 9--JOINT VENTURE AGREEMENT

    On June 9, 1999, the Company announced that it had entered into a letter of intent with Station Casinos, Inc., to create a joint venture which will offer in-home interactive and sports wagering to Nevada residents. Subsequent to December 31, 1999 the Company announced that it is restructuring its relationship with Station Casinos. The Company intends to continue to develop an interactive website to provide a broad spectrum of information on live sporting events, to offer entertainment and prizes to subscribers and to facilitate sports wagering in Nevada limited to Nevada residents. Station Casinos has expressed interest in participating in this service along with other Nevada casinos on terms to be negotiated.

NOTE 10--CAPITAL AND OPERATING LEASES

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

    Effective September 1, 1998, the Company restructured a capital lease obligation aggregating $120,286 into a new capital lease bearing interest at approximately 7% per annum. The Company agreed

                                YOUBET.COM, INC.

NOTE 10--CAPITAL AND OPERATING LEASES (CONTINUED) to pay the lessor $21,000, and thirty monthly payments of $4,495 commencing September 15, 1998 under the restructured lease agreement. Future obligations under capital lease obligations are as follows:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
1999........................................................  $60,134
2000........................................................    8,909
                                                              -------
Total payments..............................................   69,043
Less: amount representing interest..........................    8,909
                                                              -------
Present value of minimum payments...........................  $60,134

Current portion.............................................  $52,786
Long-term portion...........................................    7,348
                                                              -------
                                                              $60,134
                                                              =======

    The Company leases its executive and operating offices under an operating lease which expires on February 28, 2001. Rent expense under this lease was $226,245, $228,578 and $106,269 for the years ended December 31, 1999, 1998 and
1997, respectively. Under this non-cancellable lease, the Company is committed to future minimum payments of $316,400 through February 28, 2001. See Note 11 for lease commitments entered into subsequent to December 31, 1999.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    The Company has entered into a Services Agreement with Fell and Company, which expires on June 30, 2001. This agreement calls for Robert Fell to be compensated at $225,000 per annum. (Additional details are described at Note 8c).

    The Company also entered into new employment agreements with David M. Marshall and Russell M. Fine. Both employment agreements provide for terms of five years and compensation of $150,000 per annum, subject to cost of living increases. Mr. Marshall resigned as an officer and director of the Company on December 31, 1999. In accordance with the agreement, his salary and benefits will be paid through December 31, 2001. In December 1999, Russell M. Fine's compensation was increased to $165,000.

    During June 1999, the Company amended its service agreements with Robert M. Fell, David M. Marshall, and Russell M. Fine. The amendment included a bonus award for the three officers when specified milestones are met. At June 30, 1999, two of the four milestones were met by the Company through the placement of the convertible note and the June public offering. As such, Robert M. Fell had earned bonuses totaling $420,000 which was applied against a note receivable due from the Robert M. Fell Living Trust. David M. Marshall and Russell M. Fine had earned bonuses totaling $150,000. These bonuses have been charged to operations. If the remaining milestones are achieved the Company would grant Robert M. Fell additional bonuses of $140,000 and David M. Marshall and Russell
M. Fine would receive additional bonuses of $150,000 each. These milestones were not achieved as of December 31, 1999.

    In February 1999, the Company renewed employment agreements with two officers. Both employment agreements expire on April 30, 2000 and provide for compensation of $150,000 per annum each. In December 1999, the compensation for both officers was increased to $165,000 per annum.

                                YOUBET.COM, INC.

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company entered into license agreements with service providers which require the payment of certain license fees based on usage levels and product sales. The Company is required to make minimum payments of $247,590 in 1999, $60,000 in 2000, $60,000 in 2001, and $50,000 in 2002.

    On March 11, 2000, the Company entered into a lease agreement on approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments will commence approximately 120 days from the date of the lease agreement.

NOTE 12--LEGAL PROCEEDINGS

    On June 4, 1999, George von Opel filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company breached its obligation to register 400,000 stock purchase warrants and shares of common stock underlying such warrants issued by the Company to an affiliate of Mr. von Opel. Mr. von Opel is seeking specific performance of the alleged registration obligation and money damages of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. von Opel has moved for summary judgment on the issue of liability, to which the Company has responded. No hearing has been scheduled to date. No discovery has been taken by either side at that time. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

    On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles County District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network. As of December 31, 1999, approximately 16% of Youbet.com's subscribers were from California.

NOTE 13--INCOME TAXES

    The Company has recorded a provision for current minimum state income taxes in the accompanying consolidated financial statements. At December 31, 1999, the Company has available Federal and State net operating loss carryforwards of approximately $37,900,000 and $27,000,000, respectively, for income tax purposes, which expire in varying amounts through 2019 for federal and 2004 for state purposes.

                                YOUBET.COM, INC.

NOTE 13--INCOME TAXES (CONTINUED)
    The net operating loss carryforward generated a deferred tax asset of approximately $15,300,000 as of December 31, 1999. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

NOTE 14--RELATED PARTY TRANSACTIONS

    See Notes 6 and 8.

NOTE 15--SUBSEQUENT EVENTS

    In February 2000, all of the holders of the 11% Senior Convertible Discount Notes agreed to a First Amendment to Note Purchase Agreement. The modifications to the original amendment increased the amount of borrowed money the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 of notes at face value and requires a reset of conversion price on June 30, 2001 if the Company acquires the stock or assets of any additional business on or prior to September 30, 2000. The Company repurchased the $4,000,000 of notes for $2,977,600 which represented approximately 83% of the accreted value, therefore, a gain will be realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, is approximately $430,000.

    On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc, its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition is expected to be completed in the second quarter of fiscal 2000 subject to negotiation, execution and closing of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business.