Form 10-Q
period 2000-03-31
YOUBET COM INC
filed 2000-05-15
CIK 814055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

       | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _________ TO __________

                       COMMISSION FILE NUMBER: 33-13789LA

                                -----------------

                                YOUBET.COM, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                              95-4627253
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)



        1950 SAWTELLE BOULEVARD, SUITE 180, LOS ANGELES, CALIFORNIA 90025
          (Address of principal executive offices, including zip code)


                                 (310) 444-3300
                (Issuer's telephone number, including area code)

                               ------------------


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of March 31, 2000, the issuer had 19,414,809 shares of common stock issued and outstanding.


================================================================================

                                YOUBET.COM, INC.
                                      INDEX


                                                                                                                      PAGE
                                                                                                                     ------
        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                     Balance Sheets as of March 31, 2000 and December 31, 1999.....................................     3

                     Statements of Operations for the three months ended March 31, 2000 and 1999...................     4

                     Statements of Cash Flows for the three months ended March 31, 2000 and 1999...................     5

                     Notes to Financial Statements.................................................................     6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............     9

        PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.................................................................................    12

        Item 2.  Changes in Securities.............................................................................    12

        Item 6.  Exhibits and Reports on Form 8-K..................................................................    13

        Signatures.................................................................................................    14

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                YOUBET.COM, INC.
                                 BALANCE SHEETS



                                                                                      AS OF              AS OF
                                                                                  MARCH 31, 2000    DECEMBER 31, 1999
                                                                                 -----------------  -----------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents.....................................................        $52,844,299        $62,274,403
Restricted cash (Note 4)......................................................            923,672             -
Receivables...................................................................            143,549            211,474
Interest and other receivables................................................             29,369            319,162
Prepaid expense...............................................................            501,268            164,889
                                                                                 -----------------  -----------------
     Total current assets.....................................................         54,442,157         62,969,928

Property and equipment........................................................          4,694,713          3,675,190
Less: Accumulated depreciation and amortization...............................        (1,507,276)        (1,298,416)
                                                                                 -----------------  -----------------
     Property and equipment, net..............................................          3,187,437          2,376,774

Deferred financing costs, net of amortization.................................          1,236,426          1,440,324
Deposits and other............................................................            504,912             71,341
                                                                                 -----------------  -----------------
     Total assets.............................................................        $59,370,932        $66,858,367
                                                                                 =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..............................................................        $2,543,159          $3,128,386
Accrued compensation and related items........................................           234,441             218,470
Other accrued expenses........................................................           914,711           2,194,506
Deferred revenues.............................................................           151,596             527,986
Current portion of capitalized lease obligations..............................            47,678              52,786
                                                                                 ----------------   -----------------
     Total current liabilities................................................         3,891,585           6,122,134
Notes payable (Note 2)........................................................        37,299,062          39,814,163
Capitalized lease obligations, less current portion...........................             -                   7,348
                                                                                 ----------------   -----------------
     Total liabilities........................................................        41,190,647          45,943,645


Stockholders' equity (Note 3):
  Common stock, $.001 par value - Authorized-50,000,000 shares,
   19,414,809 and 19,360,934 shares outstanding as of March 31, 2000
   and December 31, 1999, respectively........................................           19,414              19,361
  Additional paid-in capital..................................................       84,690,139          84,551,055
  Accumulated deficit.........................................................      (65,299,905)        (62,312,209)
  Deferred compensation.......................................................       (1,089,363)         (1,203,485)
  Notes receivable from stockholders..........................................         (140,000)           (140,000)
                                                                                 ----------------   -----------------
     Total stockholders' equity...............................................        18,180,285         $20,914,722
                                                                                 ----------------   -----------------
     Total liabilities and stockholders' equity...............................       $59,370,932         $66,858,367
                                                                                 ================   =================






                 See accompanying notes to financial statements.

                                YOUBET.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                         2000             1999
                                                                                     --------------  ---------------
                                                                                              (UNAUDITED)
Revenues..........................................................................       $1,705,237         $460,606
Operating expenses (1):
     Network operations...........................................................          736,991          574,294
     Research and development.....................................................          619,575          415,083
     Sales and marketing..........................................................        1,634,256          566,537
     General and administrative...................................................        1,564,199          964,558
     Depreciation and amortization................................................          208,859           95,735
                                                                                      --------------  ---------------
          Total operating expenses................................................        4,763,880        2,616,207
                                                                                      --------------  ---------------
Loss from operations..............................................................      (3,058,643)      (2,155,601)
Other income (expense):
     Interest expense.............................................................      (1,017,315)          (7,444)
     Amortization of deferred financing costs.....................................         (79,926)          (7,848)
     Fair value of warrants issued for financing costs............................         (12,570)           -
     Interest income..............................................................          784,684           25,249
     Net gain on note repurchase..................................................          429,633           -
     Other........................................................................         (33,555)          (1,414)
                                                                                      --------------  ---------------
          Total other income......................................................           70,951            8,543
                                                                                      --------------  ---------------
Net loss..........................................................................     $(2,987,692)     $(2,147,058)
                                                                                      ==============  ===============

Net loss per common share-basic and diluted.......................................          $(0.15)          $(0.15)
                                                                                      ==============  ===============

Weighted average number of common shares outstanding..............................       19,379,909       14,059,310
                                                                                      ==============  ===============

(1) Operating expenses include non-cash compensation expenses as follows:
    Network operations                                                                         $792         $162,019
    Research and development                                                                  2,124           55,840
    Sales and marketing                                                                      26,925           90,749
    General and administrative                                                               71,707          348,938
                                                                                      --------------  ---------------
         Total                                                                             $101,548         $657,546
                                                                                      ==============  ===============





                 See accompanying notes to financial statements.

                                YOUBET.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                          2000             1999
                                                                                     ---------------  ---------------
                                                                                               (UNAUDITED)
Increase (Decrease) in Cash and Cash Equivalents
  Cash flows from operating activities:
   Net loss.......................................................................      $(2,987,692)    $(2,147,058)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization...............................................          208,859          95,735
      Amortization of deferred financing costs....................................           79,926           7,848
      Other losses................................................................            -               1,236
      Non-cash compensation.......................................................          114,118         657,546
      Interest accreted on notes payable..........................................        1,016,271            -
      Net gain on repurchase of convertible notes.................................         (429,633)           -
    (Increase) decrease in:
      Restricted cash.............................................................         (923,672)           -
      Receivables.................................................................          374,958         (14,437)
      Prepaid expenses............................................................         (336,379)        (41,139)
      Other current assets........................................................          (17,240)         (4,857)
      Deposits and other..........................................................         (433,571)            500
    Increase (decrease) in:
      Accounts payable............................................................         (585,223)         55,061
      Accrued compensation and related items......................................           15,971           3,262
      Other accrued expenses......................................................       (1,279,795)        111,500
      Deferred revenues...........................................................         (376,390)           -
                                                                                     ---------------  ---------------
   Net cash used in operating activities..........................................       (5,559,492)     (1,274,803)

Cash flows from investing activities:
    Purchases of property and equipment...........................................       (1,019,526)       (174,287)
                                                                                     ---------------  ---------------
       Net cash used in investing activities......................................       (1,019,526)       (174,287)

Cash flows from financing activities:
   Repurchase of convertible notes................................................       (2,977,600)           -
   Proceeds from exercise of stock options and warrants...........................          139,138         381,266
   Increase in deferred financing costs...........................................             (166)        (55,271)
   Net proceeds from sale of securities, net of offering costs....................           -            2,227,500
   Payments on capitalized lease obligations......................................          (12,457)        (52,542)
   Increase in deferred offering costs............................................           -              (49,395)
                                                                                     ---------------  ---------------
          Net cash (used in) provided by financing activities.....................       (2,851,085)      2,451,558
                                                                                     ---------------  ---------------
Cash and cash equivalents:
    Net (decrease) increase.......................................................       (9,430,103)      1,002,468
    Cash and cash equivalents at beginning of period..............................       62,274,402       1,540,616
                                                                                     ---------------  ---------------
Cash and cash equivalents at end of period........................................      $52,844,299      $2,543,084
                                                                                     ===============  ===============

    Supplemental disclosure of cash flow information
      Cash paid for:
      Interest....................................................................           $1,030          $7,444
      Non-cash transactions:
      Incurred and deferred non-cash compensation.................................         $146,536         $55,650


                 See accompanying notes to financial statements.

                                YOUBET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

BASIS OF PRESENTATION

         The financial statements for the three months ended March 31, 2000 and 1999 include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the results of these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

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

NOTE 2 - NOTES PAYABLE

         On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. In February 2000, all of the holders of the 11% Senior Convertible Discount Notes agreed to a First Amendment to Note Purchase Agreement. The modifications to the original agreement increased the amount of indebtedness the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 of notes and required a reset of conversion price on June 30, 2001 if the Company acquired the stock or assets of any additional business on or prior to September 30, 2000. The Company repurchased the $4,000,000 of notes for $2,977,600 which represented approximately 83% of the accreted value. Accordingly, a gain will be realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, is approximately $430,000.

                                YOUBET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

a.        ISSUANCE OF COMMON STOCK AND WARRANTS

         During the three months ended March 31, 2000, the Company issued 53,875 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $2.50 to $4.00 per share, generating proceeds to the Company of $139,138.

         During the three months ended March 31, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $30,841 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

b.        STOCK OPTIONS

         During the three months ended March 31, 2000, the Company granted various stock options, as follows:

         (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

         (2) Stock options were granted to employees to purchase 62,300 shares of common stock at exercise prices ranging from $4.44 to $6.31, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

         (3) Stock options were granted to a consultant to purchase 10,000 shares of common stock at an exercise price of $5.88, the fair value at the date of grant. The fair value of these options of $44,988 is being charged to deferred compensation and amortized over the service period. These options vest over four years and are exercisable for a period of five years.

         (4) Stock options were granted to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value at the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years.

         (5) Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.88, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

NOTE 4 - SIGNIFICANT AGREEMENTS

         On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments will commence approximately 120 days from the date of the lease agreement. In conjunction with this lease agreement, the Company obtained a $923,672 letter of credit with Bank of America, which is secured by cash.

         On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc, its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition is expected to be completed in the second quarter of fiscal 2000. Completion of the acquisition is subject to negotiation and execution of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business.

                                YOUBET.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LEGAL PROCEEDINGS

         On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. von Opel has moved for summary judgment on the issue of liability, to which the Company has responded. No hearing has been scheduled to date. No discovery has been taken by either side at this time. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

         On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network. As of March 31, 2000, approximately 14% of Youbet.com's subscribers were from California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF YOUBET.COM, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE BASED ON THE CURRENT BELIEFS AND EXPECTATIONS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, THE COMPANY'S MANAGEMENT. SUCH STATEMENTS INCLUDE THOSE REGARDING GENERAL ECONOMIC AND E-GAMING INDUSTRY TRENDS. BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL ACTIONS AND STRATEGIES AND THE TIMING AND EXPECTED RESULTS THEREOF MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, AND THE COMPANY'S FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY SUCH FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN OR UNDERLYING THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         Youbet.com intends to establish itself as the leading global brand for the combined online offering of sports information, entertainment, competition for prizes and legal wagering. The Company has initially focused its efforts primarily on the United States horse racing industry. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

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

         Youbet.com has expanded its operations in recent years and has grown to 95 employees at March 31, 2000. Youbet.com expects to add additional personnel in the United States and plans to commence operations internationally and add personnel as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, the Company expects to incur significant losses at least through 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES

         Revenues increased by $1,244,000 or 270.2% to $1,705,000 for the three months ended March 31, 2000 from from $461,000 for the three months ended March 31, 1999. The increase in revenues was primarily driven by the increased amount of wagers placed by Youbet.com subscribers. Revenue consists of the commission on the gross amount of each wager placed by its subscribers, the $5.95 monthly subscription fee, and sales of handicapping information. Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and began charging subscribers for handicapping information in April 1999.

         OPERATING EXPENSES

         NETWORK OPERATIONS - Network operations costs consist primarily of salaries and costs to support the closed-loop private network. Network operations costs increased by $163,000 or 28.3% to $737,000 for the three months ended March 31, 2000 from $574,000 for the comparable period in the prior year reflecting the continued development and expansion of the You Bet Network. Network operations costs include non-cash compensation of $800 and $162,000 in the three months ended March 31, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. The Company expects network operations costs to continue to increase significantly as the You Bet Network expands to support the growth in subscribers.

         RESEARCH AND DEVELOPMENT - Research and development costs consist primarily of salaries. Research and development costs increased by $204,000 or 49.3% to $620,000 for the three months ended March 31, 2000 from $415,000 for the three months ended March 31, 1999. This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. Research and development costs include non-cash compensation of $2,000 and $56,000 in the three months ended March 31, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

         SALES AND MARKETING - Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses increased by $1,067,000 or 188.5% to $1,634,000 for the three months ended March 31, 2000 from $567,000 for the three months ended March 31, 1999. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities beginning in the third quarter of 1999. Marketing activities during the current quarter were concentrated on direct mailing campaigns, including the mailing of CD's to potential subscribers. Sales and marketing expenses include non-cash compensation of $27,000 and $91,000 in the three months ended March 31, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

         GENERAL AND ADMINISTRATIVE - General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $599,000 or 62.2% to $1,564,000 for the three months ended March 31, 2000 from $965,000 for the three months ended March 31, 1999. The increase resulted primarily from higher legal and professional fees. General and administrative expenses include non-cash compensation of $72,000 and $349,000 in the three months ended March 31, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the domestic and international business.

         OTHER INCOME (EXPENSE)

         NET INTEREST INCOME (EXPENSE) - Net interest expense increased by $250,000 or 1,406% to $233,000 for the three months ended March 31, 2000 compared to $18,000 for the three months ended March 31, 1999. The increase is the result of the issuance of $45.5 million of 11% Senior Convertible Discount Notes in April 1999. The Company will not pay cash interest on these notes until October 2001, but is accreting interest since the notes are outstanding. Youbet.com expects net interest expense to increase during 2000 as the notes will be outstanding for the entire fiscal year and interest income will decline as cash balances decrease to fund ongoing operations.

         NET GAIN ON NOTE REPURCHASE - Net gain on note repurchase increased $430,000 for the three months ended March 31, 2000. The net gain resulted from the repurchase of $4,000,000 of notes for $2,977,000 which represented approximately 83% of the accreted value, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, was $430,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At March 31, 2000, Youbet.com had $52,844,000 in cash and cash equivalents. Youbet.com's principal commitments consist primarily of the 11% Senior Convertible Discount Notes.

         Net cash used in operating activities was $4,636,000 and $1,275,000 for the three months ended March 31, 2000 and 1999, respectively. The principal use of cash was to fund losses from operations. The increase over the prior three month period primarily relates to a $1,308,000 settlement payment in connection with civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The remaining variance was attributable to payment of marketing and other accrued expenses.

         Net cash used in investing activities was $1,020,000 and $174,000 for the three months ended March 31, 2000 and 1999, respectively, for purchases of property and equipment to support the growth of Youbet.com. The Company anticipates that it will continue to experience substantial capital equipment purchases and lease commitments consistent with Youbet.com's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. In addition, the Company is expected to spend approximately $3,000,000 in leasehold improvements and equipment in fiscal 2000 as part of the relocation to its new facility. Youbet.com anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. Youbet.com believes that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

         Net cash provided by (used in) financing activities was $(2,851,000) and $2,452,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease was the primary result of the repurchase of the 11% Convertible Senior Discount Notes in February 2000. The first quarter of 1999 amount resulted primarily from the collection of $2,100,000 in stock notes receivable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint, Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. von Opel has moved for summary judgment on the issue of liability, to which the Company has responded. No hearing has been scheduled to date. No discovery has been taken by either side at this time. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

         On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network. As of March 31, 2000, approximately 14% of Youbet.com's subscribers were from California.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended March 31, 2000, Youbet.com issued stock options to four executives to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

         During the three months ended March 31, 2000, Youbet.com issued stock options to employees to purchase 62,300 shares of common stock at exercise prices ranging from $4.44 to $6.31, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

         During the three months ended March 31, 2000, Youbet.com issued stock options to a consultant to purchase 10,000 shares of common stock at an exercise price of $5.88, the fair value at the date of grant. The fair value of these options of $44,988 is being charged to deferred compensation and amortized over the service period. These options vest over four years and are exercisable for a period of five years.

         During the three months ended March 31, 2000, Youbet.com issued stock options to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value on the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years.

         Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.88, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

         During the three months ended March 31, 2000, Youbet.com issued 10,000 warrants in exchange for services. The fair value of these warrants of $30,841 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27 Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K - Three months ended March 31, 2000:

         Youbet.com filed a Form 8-K dated January 14, 2000 with respect to the civil resolution of the investigation by the Los Angeles County District Attorney and the Los Angeles Police Department.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 YOUBET.COM, INC.

Date: May 15, 2000           By:          /s/ ROBERT M. FELL
                                          -------------------------------------
                                                     Robert M. Fell
                                           CHIEF EXECUTIVE OFFICER AND CHAIRMAN
                                                      OF THE BOARD

Date: May 15, 2000           By:          /s/ PHILLIP C. HERMANN
                                          -------------------------------------
                                                  Phillip C. Hermann
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                                  FINANCIAL OFFICER