Form 10-Q
period 2000-06-30
YOUBET COM INC
filed 2000-08-14
CIK 814055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 33-13789LA

                            ------------------------

                                YOUBET.COM, INC.

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                          95-4627253
      (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification Number)
                       organization)

       1950 SAWTELLE BOULEVARD, SUITE 180, LOS ANGELES, CALIFORNIA 90025
          (Address of principal executive offices, including zip code)

                                 (310) 444-3300
                (Issuer's telephone number, including area code)

                            ------------------------

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    As of August 10, 2000, the issuer had 19,520,750 shares of common stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                YOUBET.COM, INC.
                               INDEX TO FORM 10-Q
                             FOR THE QUARTER ENDED
                                 JUNE 30, 2000

                                                                PAGE
                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets as of June 30, 2000 and December
            31, 1999........................................      3

          Statements of Operations for the three months and
            six months ended June 30, 2000
            and June 30, 1999...............................      4

          Statements of Cash Flows for the six months ended
            June 30, 2000 and June 30, 1999.................      6

          Summary of Accounting Policies....................      7

          Notes to Unaudited Financial Statements...........      8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................     16

Item 2.  Changes in Securities..............................     16

Item 6.  Exhibits and Reports on Form 8-K...................     17

Signatures..................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                YOUBET.COM, INC.

                                 BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                  AS OF             AS OF
                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)        (AUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................   $37,826,854       $62,274,403
Restricted cash (Note 3)....................................        92,367                --
Receivables.................................................        51,742           211,474
Interest and other receivables..............................        22,771           319,162
Prepaid expense.............................................       472,973           164,889
                                                               -----------       -----------
    Total current assets....................................    38,466,707        62,969,928
Property and equipment......................................     5,449,164         3,675,190
Less: Accumulated depreciation and amortization.............    (1,773,167)       (1,298,416)
                                                               -----------       -----------
    Property and equipment, net.............................     3,675,997         2,376,774
Restricted cash (Note 3)....................................       831,305                --
Capitalized software (Note 5)...............................     1,251,895                --
Deferred financing costs, net of amortization...............       629,850         1,440,324
Deposits and other assets...................................       166,062            71,341
                                                               -----------       -----------
    Total assets............................................   $45,021,816       $66,858,367
                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................   $ 1,307,983       $ 3,128,386
Accrued compensation and related items......................       239,482           218,470
Other accrued expenses......................................       554,821         2,194,506
Deferred revenues...........................................         6,597           527,986
Current portion of capitalized lease obligations............        34,991            52,786
                                                               -----------       -----------
    Total current liabilities...............................     2,143,874         6,122,134
Notes payable (Note 1)......................................    20,858,354        39,814,163
Capitalized lease obligations, less current portion.........            --             7,348
                                                               -----------       -----------
    Total liabilities.......................................    23,002,228        45,943,645
Commitments and Contingencies (Notes 3 and 4)
Stockholders' equity (Note 2):
Common stock, $.001 par value--Authorized--50,000,000
  shares, 19,478,650 and 19,360,934 shares outstanding as of
  June 30, 2000 and December 31,1999, respectively..........        19,478            19,361
Additional paid-in capital..................................    84,825,083        84,551,055
Accumulated deficit.........................................   (61,779,362)      (62,312,209)
Deferred compensation.......................................      (905,611)       (1,203,485)
Notes receivable from stockholders..........................      (140,000)         (140,000)
                                                               -----------       -----------
    Total stockholders' equity..............................    22,019,588        20,914,722
                                                               -----------       -----------
    Total liabilities and stockholders' equity..............   $45,021,816       $66,858,367
                                                               ===========       ===========

           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE
                                                                        30,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
Revenues....................................................  $1,504,360   $   733,262
Operating expenses (1):
Network operations..........................................     807,907       489,841
Research and development....................................     732,152       602,935
  Sales and marketing.......................................   1,695,807     1,065,868
  General and administrative................................   1,505,783     1,713,263
  Depreciation and amortization.............................     265,891       105,298
                                                              ----------   -----------
    Total operating expenses................................   5,007,540     3,977,205
                                                              ----------   -----------
Loss from operations........................................  (3,503,180)   (3,243,943)
Other income (expense):
  Interest expense..........................................    (878,192)   (1,016,544)
  Amortization of deferred financing costs..................     (54,006)      (89,109)
  Fair value of warrants issued for financing costs.........     (12,570)     (465,651)
  Interest income...........................................     825,228       494,355
  Other.....................................................     285,089           414
                                                              ----------   -----------
    Total other income (expense)............................     165,549    (1,076,535)
                                                              ----------   -----------
Loss before extraordinary item..............................  (3,337,631)   (4,320,478)
Extraordinary item (Note 1).................................   6,858,205            --
                                                              ----------   -----------
Net income (loss)...........................................  $3,520,574   $(4,320,478)
                                                              ==========   ===========
Basic and diluted earnings per share:
Net loss per common share before extraordinary item.........  $     (.17)  $      (.28)
                                                              ==========   ===========
Extraordinary item..........................................  $      .35            --
                                                              ==========   ===========
Net income (loss) per common share..........................  $      .18   $      (.28)
                                                              ==========   ===========
Weighted average number of common shares outstanding........  19,446,330    15,217,157
                                                              ==========   ===========
(1) Operating expenses include non-cash compensation
  expenses as follows:
  Network operations........................................  $      792   $     3,500
  Research and development..................................       2,124         3,102
  Sales and marketing.......................................     106,014        74,656
  General and administrative................................      62,252       754,588
                                                              ----------   -----------
    Total...................................................  $  171,182   $   835,846
                                                              ==========   ===========

           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.

                            STATEMENTS OF OPERATIONS

            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
Revenues....................................................  $3,209,597    $ 1,193,868
Operating expenses (1):
  Network operations........................................   1,544,898      1,064,135
  Research and development..................................   1,351,764      1,018,017
  Sales and marketing.......................................   3,330,063      1,632,405
  General and administrative................................   3,069,983      2,677,822
  Depreciation and amortization.............................     474,750        201,033
                                                              ----------    -----------
    Total operating expenses................................   9,771,458      6,593,412
                                                              ----------    -----------
Loss from operations........................................  (6,561,861)    (5,399,544)
Other income (expense):
  Interest expense..........................................  (1,895,638)    (1,023,988)
  Amortization of deferred financing costs..................    (133,931)       (96,957)
  Fair value of warrants issued for financing costs.........     (25,140)      (465,651)
  Interest income...........................................   1,609,912        519,604
  Other.....................................................     251,667         (1,000)
                                                              ----------    -----------
    Total other income (expense)............................    (193,130)    (1,067,992)
                                                              ----------    -----------
Loss before extraordinary item..............................  (6,754,991)    (6,467,536)
Extraordinary item (Note 1).................................   7,287,838             --
                                                              ----------    -----------
Net income (loss)...........................................  $  532,847    $(6,467,536)
                                                              ==========    ===========
Basic and diluted earnings per share:
Net loss per common share before extraordinary item.........  $     (.35)   $      (.44)
                                                              ==========    ===========
Extraordinary item..........................................  $      .38             --
                                                              ==========    ===========
Net income (loss) per common share..........................  $      .03    $      (.44)
                                                              ==========    ===========
Weighted average number of common shares outstanding........  19,425,067     14,666,939
                                                              ==========    ===========
(1) Operating expenses include non-cash compensation
  expenses as follows:
  Network operations........................................  $    1,584    $   165,518
  Research and development..................................       4,248         58,941
  Sales and marketing.......................................     132,939        165,405
  General and administrative................................     133,959      1,103,527
                                                              ----------    -----------
    Total...................................................  $  272,730    $ 1,493,391
                                                              ==========    ===========

           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.

                            STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income (loss).........................................  $   532,847   $(6,467,536)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      474,750       201,033
    Amortization of deferred financing costs................      133,931        96,958
    Gain on repurchase of convertible notes.................   (7,964,800)           --
    Write-off of deferred financing costs relating to
      repurchase of convertible notes.......................      676,962            --
    Other losses............................................           --         1,237
    Non-cash compensation...................................      272,730     1,493,391
    Interest accreted on notes payable......................    1,887,966     1,010,034
    Fair value of warrants issued for financing costs.......       25,140       465,651
    Settlement with vendors.................................      140,089            --
  (Increase) decrease in:
    Receivables.............................................      159,732       (20,812)
    Prepaid expenses........................................     (308,084)     (114,666)
    Other current assets....................................      296,391           573
    Deposits and other......................................      (94,973)      (11,938)
  Increase (decrease) in:
    Accounts payable........................................   (1,960,492)      221,573
    Accrued compensation and related items..................       21,012        34,519
    Other accrued expenses..................................   (1,639,686)      637,923
    Deferred revenues.......................................     (521,389)      257,092
                                                              -----------   -----------
  Net cash used in operating activities.....................   (7,867,874)   (2,194,968)
Cash flows from investing activities:
  Restricted cash...........................................     (923,672)           --
  Expenditures on capitalized software......................   (1,251,895)           --
  Purchases of property and equipment.......................   (1,773,973)     (555,571)
                                                              -----------   -----------
    Net cash used in investing activities...................   (3,949,540)     (555,571)
Cash flows from financing activities:
  Proceeds from (repurchase of) convertible notes...........  (12,878,975)   36,728,510
  Proceeds from warrant purchase............................           --         2,438
  Proceeds from exercise of stock options and warrants......      274,150     3,151,319
  Increase in deferred financing costs......................         (167)   (1,625,213)
  Proceeds from sale of securities, net of offering costs...           --    38,304,697
  Payments on capitalized lease obligations.................      (25,143)     (106,739)
                                                              -----------   -----------
    Net cash (used in) provided by financing activities.....  (12,630,135)   76,455,012
                                                              -----------   -----------
Cash and cash equivalents:
  Net (decrease) increase...................................  (24,447,549)   73,704,473
  Cash and cash equivalents at beginning of period..........   62,274,403     1,540,616
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $37,826,854   $75,245,089
                                                              ===========   ===========
Supplemental disclosure of cash flow information
  Cash paid for:
  Interest..................................................  $     7,672   $    13,956
                                                              ===========   ===========

           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                         SIX MONTHS ENDED JUNE 30, 2000

ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

    Youbet.com, Inc. (the "Company") is a Delaware corporation. Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online live event wagering. The Company intends to establish itself as the leading global brand for the combined online offering of sports information, entertainment, competition for prizes and legal wagering. The Company has initially focused its efforts primarily on the United States horse racing industry. The Company's first service being offered to subscribers is the You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network.

BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements for the three and six months ended June 30, 2000 and 1999 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2000, and December 31, 1999, the results of its operations for the three and six months ended June 30, 2000 and June 30, 1999, and the statements of cash flows for the six months ended June 30, 2000 and June 30, 1999 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended
June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

    Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

USE OF ESTIMATES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares that would be antidilutive.

    For all periods presented, potential dilutive securities were not included in the earnings per share calculation since their effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2000, and June 30, 1999, the Company had uninsured cash and cash equivalents in the amount of $37,208,386 and $62,011,223 respectively.

NOTES TO UNAUDITED FINANCIAL STATEMENTS:

NOTE 1--NOTES PAYABLE

    On April 5, 1999, the Company issued $45,500,000 principal amount of Senior Convertible Discount Notes (the "Notes") for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001.

    During February 2000, all of the holders of the Notes agreed to a First Amendment to the Note Purchase Agreement. The modifications to the original agreement increased the amount of indebtedness the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 of notes and required a reset of conversion price on June 30, 2001 if the Company acquired the stock or assets of any additional business on or prior to September 30, 2000 (See Note 3). During the first quarter, the Company repurchased $4,000,000 in notes for $2,977,600 in cash, which represented approximately 84% of the accreted value. Accordingly, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $124,139 is $429,633.

    During the second quarter, the Company purchased an additional $18,950,000 of the notes for $9,901,375 in cash, which represented approximately 57% of the accreted value. Accordingly, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $552,823 is $6,858,205.

NOTE 2--STOCKHOLDERS' EQUITY

A.  ISSUANCE OF COMMON STOCK AND WARRANTS

    During the six months ended June 30, 2000, the Company issued 117,716 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $274,115.

    During the six months ended June 30, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $30,841 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

B.  STOCK OPTIONS

    During the six months ended June 30, 2000, the Company granted various stock options, as follows:

    (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to

       $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

    (2) Stock options were granted to employees to purchase 292,142 shares of common stock at exercise prices ranging from $2.00 to $5.88, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

    (3) Stock options were granted to several consultants to purchase 60,000 shares of common stock at an exercise price ranging from $4.00 to $5.88. The fair value of these options of $191,646 is being charged to deferred compensation and amortized over the service period. These options vest over a period between one year to four years and are exercisable for a period of five years.

    (4) Stock options were granted to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value at the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years. The director resigned from the board during the six months ended June 30, 2000, and the unvested portion of these options amounting to 76,000 options were terminated.

    (5) Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.88, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

NOTE 3--SIGNIFICANT AGREEMENTS

    On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments will commence approximately
120 days from the date of the lease agreement. In conjunction with this lease agreement, the Company obtained a one-year $923,672 letter of credit with Bank of America, which is secured by cash (See Liquidity and Capital Resources). The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $923,672 less $92,367 per year for every year elapsed.

    On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc, its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition is expected to be completed in fiscal 2000. Completion of the acquisition is subject to negotiation and execution of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business.

NOTE 4--LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

    On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California Subscribers will not be allowed to place wagers on the You Bet Network. As of June 30, 2000, approximately 14% of Youbet.com's subscribers were from California.

    As previously disclosed by the Company in previous filings with the Securities and Exchange Commission, on October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R 3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line para-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit the Company's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on the Company's business.

NOTE 5--CAPITALIZED SOFTWARE

    During the six months ended June 30, 2000, the Company incurred approximately $1,252,000 in costs relating to the Company's efforts to further expand its current software application from horse racing to include sports' information and legal wagering, as well as international application of its exiting and in-development products. Management reviews these expenditures on a quarterly basis and writes-off amounts capitalized based on management beliefs as to the likelihood of realization

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

    Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently Mountain Laurel Racing, Inc., and Washington Trotting
Association, Inc., both of which are subsidiaries of Ladbroke USA (collectively "Ladbroke"). Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, the Company receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Second, the Company charges a monthly subscription fee, currently $5.95 per month. Third, the Company receives revenue from the sale of handicapping information.

    Youbet.com has expanded its operations in recent years and has grown to 101 employees as of June 30, 2000. Youbet.com expects to add additional personnel in the United States and plans to commence operations internationally and add personnel as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, the Company expects to incur significant losses from operations at least through 2000.

    On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc, its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition is expected to be completed in fiscal 2000. Completion of the acquisition is subject to negotiation and execution of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

    Revenues increased by 105% or $771,000 from $733,000 for the three months ended June 30, 1999 to $1,504,000 for the three months ended June 30, 2000. The increase in revenues was primarily driven by the increased amount of wagers placed by Youbet.com subscribers. Revenue consists of the commission on the gross amount of each wager placed by its subscribers, the $5.95 monthly subscription fee, and sales of handicapping information. Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and began charging subscribers for handicapping information in April 1999.

OPERATING EXPENSES

    NETWORK OPERATIONS--Network operations costs consist primarily of salaries and costs to support the closed-loop private network. For the three months ended June 30, 2000, network operations costs increased by 65% or $318,000 from $490,000 in 1999 to $808,000 in 2000 reflecting the continued development and expansion of the You Bet Network. Management expects network operations costs to continue to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT--Research and development costs consist primarily of salaries. For the three months ended June 30, 2000, research and development costs increased by 21% or $129,000 from $603,000 in 1999 to $732,000 in 2000.
This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

    SALES AND MARKETING--Sales and marketing expenses consist primarily of marketing program expense and salaries. For the three months ended June 30, 2000, sales and marketing expenses increased by 59% or $630,000 from $1,066,000 to $1,696,000. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities that began in the third quarter of 1999. This increase is mainly due to higher expenditures relating to direct mailing costs, media advertising, consulting fees, and prizes. Sales and marketing expenses include non-cash compensation of $106,000 and $75,000 for the three months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE--General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. For the three months ended June 30, 2000, general and administrative expenses decreased by 14% or $207,000 from $1,713,000 to $1,506,000. The decrease resulted primarily from a reduction in compensation and lower legal and professional fees. General and administrative expenses include non-cash compensation of $62,000 and $755,000 for the three months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the domestic and international business.

OTHER INCOME AND EXPENSES

    INTEREST EXPENSE--For the three months ended June 30, 2000, interest expense decreased by 14% or $139,000 from $1,017,000 to $878,000. The decrease in interest expense is due to the Company's repurchase of a portion of its convertible notes during 2000

    AMORTIZATION OF DEFERRED FINANCING COSTS--For the three months ended
June 30, 2000, amortization of deferred financing costs decreased by 39% or $35,000 from $89,000 to $54,000. The decrease is due to the Company's write-off of the portion of deferred financing costs relating to the repurchase of the convertible notes during 2000.

    FAIR VALUE OF WARRANTS ISSUED--For the three months ended June 30, 2000, fair value of warrants issued decreased by 97% or $453,000 from$466,000 to $13,000. The decrease is due to a much larger number of warrants issued during the three months ended June 30, 1999 as compared to the number of warrants issued during the same period in 2000.

    INTEREST INCOME--For the three months ended June 30, 2000, interest income, increased by 67% or $331,000 from $494,000 in 1999 to $825,000 in 2000. The increase is mainly due to cash on hand received during the quarter ended
June 30, 1999 being utilized for the full period in 2000 compared to partial period in 1999, and due to an increase in interest rates in 2000.

EXTRAORDINARY ITEM

    NET GAIN ON NOTE REPURCHASE--The net gain on note repurchase for the three months ended June 30, 2000 resulted from the repurchase of $18,950,000 of notes for $9,901,000 which represented approximately 57% of the accreted value at the time of purchase. The gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, was $6,858,000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

    Revenues increased by 169% or $2,016,000 from $1,194,000 to $3,210,000 for the six months ended June 30, 2000. The increase in revenues was primarily driven by the increased amount of wagers placed by Youbet.com subscribers. Revenue consists of the commission on the gross amount of each wager placed by its subscribers, the $5.95 monthly subscription fee, and sales of handicapping information. Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and began charging subscribers for handicapping information in April 1999.

OPERATING EXPENSES

    NETWORK OPERATIONS--Network operations costs consist primarily of salaries and costs to support the closed-loop private network. For the six months ended June 30, 2000, network operations costs increased by 45% or $481,000 from $1,064,000 in 1999 to $1,545,000 in 2000 reflecting the continued development and expansion of the You Bet Network. Network operations costs include non-cash compensation of $2,000 and $166,000 for the six months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. The Company expects network operations costs to continue to increase significantly as the You Bet Network expands to support the growth in subscribers.

    RESEARCH AND DEVELOPMENT--Research and development costs consist primarily of salaries. For the six months ended June 30, 2000, research and development costs increased by 33% or $334,000 from $1,018,000 in 1999 to $1,352,000 in
2000. This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. Research and development costs include non-cash compensation of $4,000 and $59,000 for the six months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

    SALES AND MARKETING--Sales and marketing expenses consist primarily of marketing program expense and salaries. For the six months ended June 30, 2000, sales and marketing expenses increased by 104% or $1,698,000 from $1,632,000 to $3,330,000. The increase in sales and marketing reflects the expansion of Youbet.com's marketing activities that began in the third quarter of 1999. This increase is mainly due to higher expenditures relating to direct mailing costs, media advertising, consulting fees, and prizes. Sales and marketing expenses include non-cash compensation of $133,000 and $165,000 in the six months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

    GENERAL AND ADMINISTRATIVE--General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. For the six months ended June 30, 2000, general and administrative expenses increased by 15% or $392,000 from $2,678,000 to $3,070,000. The increase resulted primarily from higher legal and professional fees. General and administrative expenses include non-cash compensation of $134,000 and $1,104,000 in the six months ended June 30, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options to employees. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the domestic and international business.

OTHER INCOME AND EXPENSES

    INTEREST EXPENSE--For the six months ended June 30, 2000, interest expense increased by 85% or $872,000 from $1,024,000 to $1,896,000. The increase in interest expense is mainly due to the Company's notes being outstanding for the full six months in 2000 compared to less than three months in 1999. This increase was partially offset by the Company's repurchase of a portion of its convertible notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS--For the six months ended June 30, 2000, amortization of deferred financing costs increased by 38% or $37,000 from $97,000 to $134,000. The increase is due to these costs being amortized over the full period in 2000 as compared to a partial period in 1999. This increase was partially offset by the Company's write-off of the portion of deferred financing costs relating to the repurchase of the convertible notes during 2000.

    FAIR VALUE OF WARRANTS ISSUED--For the six months ended June 30, 2000, fair value of warrants issued decreased by 95% or $441,000 from $466,000 to $25,000. The decrease is due to a much larger number of warrants issued during the six months ended June 30, 1999 as compared to the number of warrants issued during the same period in 2000.

    INTEREST INCOME--For the six months ended June 30, 2000, interest income, increased by 210% or $1,090,000 from $520,000 in 1999 to $1,610,000 in 2000. The increase is mainly due to cash received during the quarter ended June 30, 1999 being utilized for the full period in 2000 compared to a partial utilization in 1999, and due to an increase in interest rates in 2000.

EXTRAORDINARY ITEM

    NET GAIN ON NOTE REPURCHASE--Net gain on note repurchase was $7,288,000 for the six months ended June 30, 2000. The net gain resulted from the repurchase of $22,950,000 of notes for $12,878,000, which represented approximately 62% of the accreted value. The gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs, was $7,288,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At June 30, 2000, Youbet.com had $37,827,000 in cash and cash equivalents. Youbet.com's principal commitments consist primarily of approximately $21,000,000 in 11% Senior Convertible Discount Notes.

    Net cash used in operating activities was $7,868,000 and $2,195,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in operating activities of $5,673,000 was mainly due to 1) an increase in loss from operations of $288,000 (which represent net income of $532,847 net of $7,287,838 in net gains relating to the repurchases of the convertible notes),
2) a decrease in warrants issued for financing of $441,000, 3) a decrease in non cash compensation of $1,221,000, 4) payment of settlement costs of $1,308,000 in connection with the civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department, 5) a decrease in deferred revenues of $779,000, 6) spending on new building totaling $146,000, 7) a decrease in prepaid expenses of $193,000, and 8) payments of payables and other accruals totaling $3,152,000. These changes were partially offset by 1) an increase in accrued interest on notes by $878,000, 2) an increase in depreciation and amortization of $274,000, and 3) the recording of $140,000 settlements with vendors in 2000, and 4) and an increase in other assets and receivables totaling $477,000.

    Net cash used in investing activities was $3,950,000 and $556,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in investing activities of $3,394,000 was mainly due to 1) an increase in restricted cash of $924,000, 2) the Company's purchasing of property and equipment to support the growth of the company amounting to $1,774,000 in 2000, and 3) due to the Company's spending of $1,252,000 relating to the Company's efforts to further expand its current software application from horse racing to include sports' information and legal wagering, as well as international application of its exiting and in-development products. Management reviews these expenditures on a quarterly basis and writes-off amounts capitalized based on management beliefs as to the likelihood of realization. Although the Company is actively pursuing applications for its sports and other in-development software, there can be no assurance that the Company will be able to realize any benefits from these expenditures.

    Net cash used in financing activities was $12,630,000 for the six months ended June 30, 2000 as compared to net cash provided by financing activities of $76,455,000 for the same period in the prior year. The decrease of $89,085,000 was the primary result of the Company raising funds during 1999 from sale of securities, the issuance of notes payable, and exercise of stock options and warrants totaling $78,185,000 as compared with $274,000 in 2000 from the exercise of stock options and warrants. In addition, the Company used $12,879,000 in cash during the six months ended June 30, 2000 to repurchase its own 11% Convertible Senior Discount Notes. The remaining decrease cash used in financing activities relates to a decrease of $1,625,000 in deferred financing costs incurred in 1999, and a decrease of $81,000 in payments made on capital lease obligations.

    Management anticipates that it will continue to experience substantial capital equipment purchases and lease commitments consistent with the company's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. In addition, the Company is expected to spend approximately $3,000,000 in leasehold improvements and equipment in fiscal 2000 as part of the relocation to its new facility. The company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. The company believes that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled Georg Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

    On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers would not be allowed to place wagers on the You Bet Network. As of June 30, 2000, approximately 14% of Youbet.com's subscribers were from California.

    As previously disclosed by the Company in previous filings with the Securities and Exchange Commission, on October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R 3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line para-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit the Company's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on the Company's business.

ITEM 2. CHANGES IN SECURITIES

ISSUANCE OF COMMON STOCK AND WARRANTS

    During the six months ended June 30, 2000, the Company issued 117,716 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $274,115.

    During the six months ended June 30, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $30,841 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

ISSUANCE OF STOCK OPTIONS

    During the six months ended June 30, 2000, the Company granted various stock options, as follows:

    (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

    (2) Stock options were granted to employees to purchase 292,142 shares of common stock at exercise prices ranging from $2.00 to $5.88, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

    (3) Stock options were granted to several consultants to purchase 60,000 shares of common stock at an exercise price ranging from $4.00 to $5.88. The fair value of these options of $191,646 is being charged to deferred compensation and amortized over the service period. These options vest over a period between one year to four years and are exercisable for a period of five years.

    (4) Stock options were granted to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value at the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years. The director resigned from the board during the six months ended June 30, 2000, and the unvested portion of these options amounting to 76,000 options were terminated.

    (5) Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.88, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

    The following exhibit are submitted herewith:

    27  Financial Data Schedule (electronic filing only)

    (B) REPORTS ON FORM 8-K

       Youbet.com filed a Form 8-K dated June 26, 2000 with respect to the Company's buy back of a portion of its outstanding notes payable. (Item
       5)

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       YOUBET.COM, INC.

Date: August 11, 2000                                  By:  /s/ ROBERT M. FELL
                                                            -----------------------------------------
                                                            Robert M. Fell
                                                            CHIEF EXECUTIVE OFFICER AND
                                                            CHAIRMAN OF THE BOARD

Date: August 11, 2000                                  By:  /s/ PHILLIP C. HERMANN
                                                            -----------------------------------------
                                                            Phillip C. Hermann
                                                            EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER