Form 10-Q
period 2000-09-30
YOUBET COM INC
filed 2000-11-14
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 33-13789LA

                                   -----------

                                YOUBET.COM, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                   95-4627253
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                Identification Number)


        1950 SAWTELLE BOULEVARD, SUITE 180, LOS ANGELES, CALIFORNIA 90025
          (Address of principal executive offices, including zip code)

                                 (310) 444-3300
                (Issuer's telephone number, including area code)

                                   -----------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---    ---

     As of November 13, 2000, the issuer had 19,520,750 shares of common stock issued and outstanding.

                                YOUBET.COM, INC.
                               INDEX TO FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


                                                                                                                          PAGE
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets as of September 30, 2000 and December 31, 1999...............................................     3
            Statements of Operations for the three months and nine months ended September 30, 2000
                   and September 30, 1999...............................................................................     4
            Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999................     6
            Summary of Accounting Policies..............................................................................     7
            Notes to Financial Statements...............................................................................     8
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    10
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings.............................................................................................    13
Item 2.   Changes in Securities.........................................................................................    14
Item 4.   Submission of Matters to a Vote of Security Holders...........................................................    15
Item 6.   Exhibits and Reports on Form 8-K..............................................................................    15
Signatures..............................................................................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                YOUBET.COM, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                AS OF                 AS OF
                                                                         SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                         ------------------    ------------------
                                                                             (UNAUDITED)            (AUDITED)
ASSETS
Current assets:
Cash and cash equivalents ............................................   $       30,636,124    $       62,274,403
Restricted cash (Note 3) .............................................               92,367                  --
Receivables ..........................................................              101,341               211,474
Interest and other receivables .......................................               57,853               319,162
Prepaid expense ......................................................            1,259,229               164,889
                                                                         ------------------    ------------------
      Total current assets ...........................................           32,146,914            62,969,928
Property and equipment ...............................................            7,411,061             3,675,190
Less: Accumulated depreciation and amortization ......................           (1,710,083)           (1,298,416)
                                                                         ------------------    ------------------
      Property and equipment, net ....................................            5,700,978             2,376,774
Restricted cash (Note 3) .............................................              831,305                  --
Capitalized software (Note 5) ........................................            2,199,436                  --
Deferred financing costs, net of amortization ........................              587,860             1,440,324
Deposits and other assets ............................................              186,802                71,341
                                                                         ------------------    ------------------
      Total assets ...................................................   $       41,653,295    $       66,858,367
                                                                         ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .....................................................   $          920,428    $        3,128,386
Accrued compensation and related items ...............................              293,035               218,470
Other accrued expenses ...............................................              567,791             2,194,506
Deferred revenues ....................................................                6,979               527,986
Current portion of capitalized lease obligations .....................               22,069                52,786
                                                                         ------------------    ------------------
      Total current liabilities ......................................            1,810,302             6,122,134
Notes payable (Note 1) ...............................................           21,421,991            39,814,163
Capitalized lease obligations, less current portion ..................                 --                   7,348
                                                                         ------------------    ------------------
      Total liabilities ..............................................           23,232,293            45,943,645
Commitments and Contingencies (Notes 3 and 4)
Stockholders' equity (Note 2):
Common stock, $.001 par value-Authorized-50,000,000 shares, 19,520,750 and 19,360,934 shares outstanding as of September 30, 2000 and
   December 31, 1999, respectively ...................................               19,520                19,361
Additional paid-in capital ...........................................           84,930,260            84,551,055
Accumulated deficit ..................................................          (65,757,606)          (62,312,209)
Deferred compensation ................................................             (631,172)           (1,203,485)
Notes receivable from stockholders ...................................             (140,000)             (140,000)
                                                                         ------------------    ------------------
      Total stockholders' equity .....................................           18,421,002            20,914,722
                                                                         ------------------    ------------------
      Total liabilities and stockholders' equity .....................   $       41,653,295    $       66,858,367
                                                                         ==================    ==================


           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.
                            STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                            2000              1999
                                                       --------------    --------------
Revenues ...........................................   $    1,386,930    $    1,132,054
Operating expenses :
   Network operations ..............................          892,375           495,768
   Research and development ........................          948,796           537,131
   Sales and marketing .............................        1,259,901         5,647,820
   General and administrative ......................        1,852,083         1,436,642
   Depreciation and amortization ...................          300,996           114,240
                                                       --------------    --------------
      Total operating expenses .....................        5,254,151         8,231,601
                                                       --------------    --------------
Loss from operations ...............................       (3,867,221)       (7,099,547)
Other income (expense):
   Interest expense ................................         (570,423)       (1,014,213)
   Amortization of deferred financing costs ........          (41,990)          (95,008)
   Fair value of warrants issued for financing costs          (12,570)          (12,570)
   Interest income .................................          604,741           969,095
   Other ...........................................          (90,813)            8,197
                                                       --------------    --------------
      Total other income (expense) .................         (111,055)         (144,499)
                                                       --------------    --------------
Net loss ...........................................   $   (3,978,276)   $   (7,244,046)
                                                       ==============    ==============
Basic and diluted earnings per share:
Net loss per common share ..........................   $         (.20)   $         (.38)
                                                       ==============    ==============
Weighted average number of common shares outstanding       19,513,733        19,121,288
                                                       ==============    ==============


           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.
                            STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                           2000               1999
                                                       --------------    --------------
Revenues ...........................................   $    4,596,527    $    2,325,922
Operating expenses:
   Network operations ..............................        2,437,273         1,559,902
   Research and development ........................        2,300,524         1,555,148
   Sales and marketing .............................        4,589,964         7,280,225
   General and administrative ......................        4,922,066         4,114,465
   Depreciation and amortization ...................          775,745           315,273
                                                       --------------    --------------
      Total operating expenses .....................       15,025,572        14,825,013
                                                       --------------    --------------
Loss from operations ...............................      (10,429,045)      (12,499,091)
Other income (expense):
   Interest expense ................................       (2,466,061)       (2,038,201)
   Amortization of deferred financing costs ........         (175,921)         (191,965)
   Fair value of warrants issued for
     financing costs ...............................          (37,710)         (478,221)
   Interest income .................................        2,214,653         1,488,699
   Other ...........................................          160,854             7,197
                                                       --------------    --------------
      Total other income (expense) .................         (304,185)       (1,212,491)
                                                       --------------    --------------
Loss before extraordinary item .....................      (10,733,230)      (13,711,582)
Extraordinary item (Note 1) ........................        7,287,838              --
                                                       --------------    --------------
Net loss ...........................................   $   (3,445,392)   $  (13,711,582)
                                                       ==============    ==============
Basic and diluted earnings per share:
Net loss per common share before
  extraordinary item ...............................   $         (.55)   $         (.85)
                                                       ==============    ==============
Extraordinary item .................................   $          .37              --
                                                       ==============    ==============
Net loss per common share ..........................   $         (.18)   $         (.85)
                                                       ==============    ==============
Weighted average number of common
  shares outstanding ...............................       19,454,623        16,151,722
                                                       ==============    ==============

           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.
                            STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                       2000               1999
                                                                  --------------    --------------
Increase (Decrease) in Cash and Cash Equivalents Cash
flows from operating activities:
   Net loss ...................................................   $   (3,445,392)   $  (13,711,582)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
      Depreciation and amortization ...........................          775,745           315,273
      Amortization of deferred financing costs ................          175,921           191,966
      Gain on repurchase of convertible notes .................       (7,964,800)             --
      Write-off of deferred financing costs relating to
        repurchase of convertible notes .......................          676,962              --
      Other losses ............................................             --               1,237
      Non-cash compensation ...................................          534,599         2,404,786
      Interest accreted on notes payable ......................        2,451,603         2,020,068
      Fair value of warrants issued for financing costs .......           37,710            24,721
      Settlement with vendors .................................          140,089              --
      Loss on disposal of assets ..............................           99,991              --
   (Increase) decrease in:
      Receivables .............................................          110,133           (69,498)
      Prepaid expenses ........................................       (1,094,339)       (2,453,771)
      Other current assets ....................................          261,309          (221,216)
      Deposits and other ......................................         (115,461)          (96,914)
   Increase (decrease) in:
      Accounts payable ........................................       (2,348,047)          189,152
      Accrued compensation and related items ..................           74,565           143,008
      Other accrued expenses ..................................       (1,626,966)        1,737,205
      Deferred revenues .......................................         (521,007)          528,690
                                                                  --------------    --------------
   Net cash used in operating activities ......................      (11,777,385)       (8,996,875)
Cash flows from investing activities:
   Restricted cash ............................................         (923,672)             --
   Expenditures on capitalized software .......................       (2,199,436)             --
   Purchases of property and equipment ........................       (4,199,943)       (1,301,025)
                                                                  --------------    --------------
      Net cash used in investing activities ...................       (7,323,051)       (1,301,025)
Cash flows from financing activities:
   Proceeds from (repurchase of) convertible notes ............      (12,878,975)       36,728,510
   Proceeds from warrant purchase .............................             --               2,438
   Proceeds from exercise of stock options and warrants .......          379,365         3,151,319
   Increase in deferred financing costs .......................             (167)       (1,684,214)
   Proceeds from sale of securities, net of offering costs ....             --          38,305,002
   Payments on capitalized lease obligations ..................          (38,066)         (162,645)
                                                                  --------------    --------------
      Net cash (used in) provided by financing activities .....      (12,537,843)       76,340,410
                                                                  --------------    --------------
Cash and cash equivalents:
   Net (decrease) increase ....................................      (31,638,279)       66,042,510
   Cash and cash equivalents at beginning of period ...........       62,274,403         1,540,616
                                                                  ==============    ==============
Cash and cash equivalents at end of period ....................   $   30,636,124    $   67,583,126
                                                                  ==============    ==============
Supplemental disclosure of cash flow information Cash paid for:
   Interest ...................................................   $       14,458    $       18,035
                                                                  ==============    ==============


           See accompanying notes to unaudited financial statements.

                                YOUBET.COM, INC.
                         SUMMARY OF ACCOUNTING POLICIES
                      NINE MONTHS ENDED SEPTEMBER 30, 2000



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

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements for the three and nine months ended September 30, 2000 and 1999 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999, and the statements of its cash flows for the nine months ended September 30, 2000 and September 30, 1999 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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

CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2000, and September 30, 1999, the Company had uninsured cash and cash equivalents in the amount of $31,359,796 and $67,483,126 respectively.

NOTES TO UNAUDITED FINANCIAL STATEMENTS:

NOTE 1-NOTES PAYABLE

     On April 5, 1999, the Company issued $45,500,000 principal amount of Senior Convertible Discount Notes (the "Notes") for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001.

     During February 2000, all of the holders of the Notes agreed to a First Amendment to the Note Purchase Agreement. The modifications to the original agreement increased the amount of indebtedness the Company can incur, broadened the definition of permitted business for acquisition purposes, required the Company to repurchase $4,000,000 of notes and required a reset of conversion price on June 30, 2001 if the Company acquired the stock or assets of any additional business on or prior to September 30, 2000 (See Note 3). During the first quarter, the Company repurchased $4,000,000 in notes for $2,977,600 in cash, which represented approximately 84% of the accreted value. Accordingly, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $124,139 was $429,633. The Company did not acquire the stock or assets of any additional business on or prior to September 30, 2000.

     During the second quarter, the Company purchased an additional $18,950,000 of the notes for $9,901,375 in cash, which represented approximately 57% of the accreted value. Accordingly, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $552,823 was $6,858,205.

NOTE 2-STOCKHOLDERS' EQUITY

A.   ISSUANCE OF COMMON STOCK AND WARRANTS

     During the nine months ended September 30, 2000, the Company issued 159,816 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $379,365.

     During the nine months ended September 30, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $43,100 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

B.   STOCK OPTIONS

     During the nine months ended September 30, 2000, the Company granted various stock options, as follows:

     (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

     (2) Stock options were granted to employees to purchase 349,025 shares of common stock at exercise prices ranging from $1.94 to $5.88, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

     (3) Stock options were granted to several consultants to purchase 93,668 shares of common stock at exercise prices ranging from $1.94 to $5.88, the fair market value at the date of grant. The fair value of these options of $270,952 is being charged to deferred compensation and amortized over the service period. These options vest over a period between one year to four years and are exercisable for a period of five years.

     (4) Stock options were granted to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value at the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years. The director resigned from the board on June 30, 2000, and the unvested portion of these options amounting to 76,000 options were terminated.

     (5) Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.78, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

NOTE 3-SIGNIFICANT AGREEMENTS

     On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. The lease payments commenced on July 13, 2000. In conjunction with this lease agreement, the Company obtained a one-year $923,672 letter of credit with Bank of America, which is secured by cash (See Liquidity and Capital Resources). The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $923,672 less $92,367 per year for every year elapsed.

     On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc ("Hilton"), its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition was expected to be completed in fiscal 2000. Completion of the acquisition is subject to negotiation and execution of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business. Youbet.com had exclusive rights to negotiate a definitive purchase agreement for the purchase of the Hilton's operations in Argentina through August 4, 2000, at which time the exclusive rights lapsed. In addition Youbet.com was advised that Hilton has entered into an exclusive agreement with an unspecified party for the possible purchase of these same operations.

NOTE 4-LEGAL PROCEEDINGS

     On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. Von Opel moved for summary judgment on the issue of liability, which on September 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

     On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network. As of September 30, 2000, approximately 14% of Youbet.com's subscribers were from California.

     As previously disclosed by the Company in previous filings with the Securities and Exchange Commission, on October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R 3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line pari-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit the Company's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on the Company's business.

NOTE 5-CAPITALIZED SOFTWARE

     During the nine months ended September 30, 2000, the Company incurred approximately $2,200,000 in costs relating to the Company's efforts to further expand its current software application from horse racing to include sports' information and legal wagering, as well as international application of its existing and in-development products. Management reviews these expenditures on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired.

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

     Youbet.com has expanded its operations in recent years and has grown to 118 employees as of September 30, 2000. Youbet.com expects to add additional personnel in the United States and plans to commence operations internationally and add personnel as operations expand. Youbet.com currently expects to significantly increase its operating expenses in order to grow its sales and marketing operations, expand in international markets and upgrade and enhance its service and technologies. As a result of these and other factors, the Company expects to incur significant losses from operations at least through 2001.

     On March 14, 2000, the Company signed a letter of intent to acquire from Ladbrokes, the betting and gaming division of Hilton Group plc ("Hilton"), its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The purchase price is estimated to be approximately $26 million, payable in cash and notes. This acquisition was expected to be completed in fiscal 2000. Completion of the acquisition is subject to negotiation and execution of a definitive purchase agreement, completion of the Company's due diligence, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the business. Youbet.com had exclusive rights to negotiate a definitive purchase agreement for the purchase of the Hilton's operations in Argentina through August 4, 2000, at which time the exclusive rights lapsed. In addition Youbet.com was advised that Hilton has entered into an exclusive agreement with an unspecified party for the possible purchase of these same operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     Revenues increased by 23% or $255,000 from $1,132,000 for the three months ended September 30, 1999 to $1,387,000 for the three months ended September 30, 2000. The increase in revenues was primarily driven by the increased amount of wagers placed by Youbet.com subscribers. Revenue consists of the commission on the gross amount of each wager placed by its subscribers, the $5.95 monthly subscription fee, and sales of handicapping information. Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and began charging subscribers for handicapping information in April 1999.

OPERATING EXPENSES

     NETWORK OPERATIONS-Network operations costs consist primarily of salaries and costs to support the closed-loop private network. For the three months ended September 30, 2000, network operations costs increased by 80% or $396,000 from $496,000 in 1999 to $892,000 in 2000 reflecting the continued development and expansion of the You Bet Network. Management expects network operations costs to continue to increase significantly as the You Bet Network expands to support the growth in subscribers.

     RESEARCH AND DEVELOPMENT-Research and development costs consist primarily of salaries. For the three months ended September 30, 2000, research and development costs increased by 77% or $412,000 from $537,000 in 1999 to $949,000 in 2000. This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

     SALES AND MARKETING-Sales and marketing expenses consist primarily of marketing program expense and salaries. For the three months ended September 30, 2000, sales and marketing expenses decreased by 78% or $4,388,000 from $5,648,000 to $1,260,000. The decrease in sales and marketing reflects a reduction in marketing programs in 2000. During the third quarter of 1999 Youbet.com expanded its marketing efforts to include television advertising, which was discontinued in 2000. In addition, Youbet.com had greater direct mailing costs and media advertising during 1999. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

     GENERAL AND ADMINISTRATIVE-General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. For the three months ended September 30, 2000, general and administrative expenses increased by 29% or $415,000 from $1,437,000 to $1,852,000. The increase resulted primarily from an increase in rents, compensation and higher legal and professional fees. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the domestic and international business.

OTHER INCOME AND EXPENSES

     INTEREST EXPENSE-For the three months ended September 30, 2000, interest expense decreased by 44% or $444,000 from $1,014,000 to $570,000. The decrease in interest expense is due to the Company's repurchase of a portion of its convertible notes during 2000.

     AMORTIZATION OF DEFERRED FINANCING COSTS-For the three months ended September 30, 2000, amortization of deferred financing costs decreased by 56% or $53,000 from $95,000 to $42,000. The decrease is due to the Company's write-off of the portion of deferred financing costs relating to the repurchase of the convertible notes during 2000.

     INTEREST INCOME-For the three months ended September 30, 2000, interest income, decreased by 38% or $364,000 from $969,000 in 1999 to $605,000 in 2000.
The decrease is mainly due to lower cash balances being utilized for the period in 2000 compared to 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     Revenues increased by 98% or $2,271,000 from $2,326,000 to $4,597,000 for the nine months ended September 30, 2000. The increase in revenues was primarily driven by the increased amount of wagers placed by Youbet.com subscribers. Revenue consists of the commission on the gross amount of each wager placed by its subscribers, the $5.95 monthly subscription fee, and sales of handicapping information. Youbet.com commenced charging a monthly subscription fee to its subscribers in February 1999, and began charging subscribers for handicapping information in April 1999.

OPERATING EXPENSES

     NETWORK OPERATIONS-Network operations costs consist primarily of salaries and costs to support the closed-loop private network. For the nine months ended September 30, 2000, network operations costs increased by 56% or $877,000 from $1,560,000 in 1999 to $2,437,000 in 2000 reflecting the continued development and expansion of the You Bet Network. The Company expects network operations costs to continue to increase significantly as the You Bet Network expands to support the growth in subscribers.

     RESEARCH AND DEVELOPMENT-Research and development costs consist primarily of salaries. For the nine months ended September 30, 2000, research and development costs increased by 48% or $746,000 from $1,555,000 in 1999 to $2,301,000 in 2000. This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives and, as a result, expects research and development costs to continue to increase significantly in future periods.

     SALES AND MARKETING-Sales and marketing expenses consist primarily of marketing program expense and salaries. For the nine months ended September 30, 2000, sales and marketing expenses decreased by 37% or $2,690,000 from $7,280,000 to $4,590,000. The decrease in sales and marketing reflects a reduction in marketing programs in 2000. During the third quarter of 1999 Youbet.com expanded its marketing efforts to include television advertising, which was discontinued in 2000. In addition, Youbet.com had greater direct mailing costs and media advertising during 1999. Youbet.com expects sales and marketing expenses to increase significantly to brand the You Bet Network, grow its subscriber base, hire additional sales and marketing personnel and expand internationally.

     GENERAL AND ADMINISTRATIVE-General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. For the nine months ended September 30, 2000, general and administrative expenses increased by 20% or $808,000 from $4,114,000 to $4,922,000. The increase resulted primarily from higher legal and professional fees. Youbet.com expects that general and administrative expenses will increase in future periods as it hires additional personnel to provide for the growth of the domestic and international business.

OTHER INCOME AND EXPENSES

     INTEREST EXPENSE-For the nine months ended September 30, 2000, interest expense increased by 21% or $428,000 from $2,038,000 to $2,466,000. The increase in interest expense is due to the notes payable being outstanding during the entire nine months of 2000 as compared to five of the nine months of 1999, offset by the Company's repurchase of a portion of the notes during 2000.

     AMORTIZATION OF DEFERRED FINANCING COSTS-For the nine months ended September 30, 2000, amortization of deferred financing costs decreased by 8% or $16,000 from $192,000 to $176,000. The decrease is due to the Company's write-off of the portion of deferred financing costs relating to the repurchase of the convertible notes during 2000.

     FAIR VALUE OF WARRANTS ISSUED-For the nine months ended September 30, 2000, fair value of warrants issued decreased by 92% or $440,000 from $478,000 to $38,000. The decrease is due to a much larger number of warrants issued during the nine months ended September 30, 1999 as compared to the number of warrants issued during the same period in 2000.

     INTEREST INCOME-For the nine months ended September 30, 2000, interest income increased by 49% or $726,000 from $1,489,000 in 1999 to $2,215,000 in
2000. The increase is mainly due to cash received during the quarter ended September 30, 1999 being utilized for the full period in 2000 compared to a partial utilization in 1999, and due to an increase in interest rates in 2000.

EXTRAORDINARY ITEM

     NET GAIN ON NOTE REPURCHASE-Net gain on note repurchase was $7,288,000 for the nine months ended September 30, 2000. The net gain resulted from the repurchase of $22,950,000 of notes for $12,878,000, which represented approximately 62% of the accreted value. The gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At September 30, 2000, Youbet.com had $31,560,000 in cash and cash equivalents including $923,672 in restricted cash. Youbet.com's principal commitments consist primarily of approximately $21,000,000 in 11% Senior Convertible Discount Notes.

     Net cash used in operating activities was $11,777,000 and $8,997,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in operating activities of $2,780,000 was mainly due to 1) a decrease in non-cash compensation of $1,869,000, 2) payment of settlement costs of $1,308,000 in connection with the civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department, 3) a decrease in deferred revenues of $1,050,000, and 4) payments of payables and other accruals totaling $4,593,000. These changes were partially offset by 1) a decrease in loss from operations of $2,979,000 (which represent net loss of $10,733,000 before a net gain of $7,288,000 relating to the repurchases of the convertible notes) 2) an increase in accrued interest on notes by $432,000, 3) an increase in depreciation and amortization of $461,000 and 4) an increase in prepaids, other assets and receivables totaling $2,003,000.

     Net cash used in investing activities was $7,323,000 and $1,301,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in investing activities of $6,022,000 was mainly due to 1) an increase in restricted cash of $924,000, 2) the Company's purchasing of property and equipment to support the growth of the company amounting to $4,200,000 in 2000 and 3) due to the Company's spending of $2,200,000 relating to the Company's efforts to further expand its current software application from horse racing to include sports' information and legal wagering, as well as international application of its existing and in-development products. Management reviews these expenditures on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired. Although the Company is actively pursuing applications for its sports and other in-development software, there can be no assurance that the Company will be able to realize any benefits from these expenditures.

     Net cash used in financing activities was $12,538,000 for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $76,340,000 for the same period in the prior year. The decrease of $88,878,000 was the primary result of the Company raising funds during 1999 from sale of securities, the issuance of notes payable, and exercise of stock options and warrants totaling $78,185,000 as compared with $379,000 in 2000 from the exercise of stock options and warrants. In addition, the Company used $12,879,000 in cash during the nine months ended September 30, 2000 to repurchase its own 11% Convertible Senior Discount Notes. The remaining decrease cash used in financing activities relates to a decrease of $1,684,000 in deferred financing costs incurred in 1999, and a decrease of $125,000 in payments made on capital lease obligations.

     Management anticipates that it will continue to experience substantial capital equipment purchases and lease commitments consistent with the company's anticipated growth in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. In addition, the Company is expected to spend approximately $3,500,000 in leasehold improvements and equipment in fiscal 2000 as part of the relocation to its new facility. The company also anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that these expenses will be a material use of cash resources. The company believes that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its obligation to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

     On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers would not be allowed to place wagers on the You Bet Network. As of September 30, 2000, approximately 14% of Youbet.com's subscribers were from California.

     As previously disclosed by the Company in previous filings with the Securities and Exchange Commission, on October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R 3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line pari-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit the Company's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on the Company's business.

ITEM 2. CHANGES IN SECURITIES

ISSUANCE OF COMMON STOCK AND WARRANTS

     During the nine months ended September 30, 2000, the Company issued 159,816 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $379,365.

     During the nine months ended September 30, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $43,100 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

ISSUANCE OF STOCK OPTIONS

     During the nine months ended September 30, 2000, the Company granted various stock options, as follows:

     (1) The Company issued stock options to four executives under the 1998 Stock Option Plan to purchase a total of 800,000 shares of common stock at exercise prices ranging from $4.44 to $4.94 per share, the fair market value at the date of grant. The stock options vest at specified dates ranging from two to four years and are exercisable for a period of ten years.

     (2) Stock options were granted to employees to purchase 349,025 shares of common stock at exercise prices ranging from $1.94 to $5.88, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

     (3) Stock options were granted to several consultants to purchase 93,668 shares of common stock at exercise prices ranging from $1.94 to $5.88, the fair market value at the date of grant. The fair value of these options of $270,952 is being charged to deferred compensation and amortized over the service period. These options vest over a period between one year to four years and are exercisable for a period of five years.

     (4) Stock options were granted to a director to purchase 100,000 shares of common stock at an exercise price of $4.94, the fair value at the date of grant. The stock options vest ratably over a period of 25 months starting on the date of grant and are exercisable for a period of ten years. The director resigned from the board on June 30, 2000, and the unvested portion of these options amounting to 76,000 options were terminated.

     (5) Stock options were granted to four outside directors to each purchase 25,000 shares of common stock at an exercise price of $4.78, the fair value at the date of grant. The stock options vest ratably over a period of 12 months starting on the date of grant and are exercisable for a period of ten years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Youbet.com held its Annual Meeting of Shareholders (the "Meeting") on September 21, 2000 in Arcadia, California, at which the Company's stockholders:
(1) elected the nominated slate of five directors, each to serve until the next meeting and until his or her successor has been duly elected and qualified:
Robert M. Fell, Caesar P. Kimmel, Alan W. Landsburg, Charles D. Peebler Jr. and William H. Roedy, (2) approved the amendment to the 1998 Stock Option Plan to reserve an additional 1,000,000 shares of Youbet.com common stock for options in addition to the 2,500,000 shares of common stock previously reserved for a total of 3,500,000 shares of common stock and (3) approved BDO Seidman, LLP as the Company's independent public accountants and auditors for the fiscal year ending December 31, 2000.

     Holders of record of the Company's common stock as of August 15, 2000 were entitled to vote at the meeting. On August 15, 2000, there were 19,520,750 shares of common stock outstanding and entitled to vote and 14,333,091 of such shares were represented at the Meeting. Of the shares cast, each of the directors received at least 93.3% in favor of his election. The shares cast for each director were as follows: Robert M. Fell: 13,375,217 for and 957,874 withheld; Caesar P. Kimmel: 14,139,929 for and 193,162 withheld; Alan W.
Landsburg: 14,139,829 for and 193,262 withheld; Charles D. Peebler Jr.:
14,140,129 for and 192,962 withheld; and William H. Roedy: 14,138,889 for and 194,202 withheld. For the approval of the amendment to the 1998 Stock Option Plan, the shares cast were 4,711,464 for, 1,260,166 against, 250,513 shares in abstention and 8,110,948 broker non-votes. With respect to the approval of BDO Seidman, LLP, the shares cast were 14,126,747 for, 76,531 against and 129,813 shares in abstention.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     The  following exhibit are submitted herewith:

     27   Financial Data Schedule (electronic filing only)

     (B)  REPORTS ON FORM 8-K

          Youbet.com filed a Form 8-K dated September 26, 2000 with respect to the Company's buy back of a portion of its outstanding notes payable. (Item 5)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       YOUBET.COM, INC.


Date: November 13, 2000                By: /s/ Robert M. Fell

                                       Robert M. Fell
                                       CHIEF EXECUTIVE OFFICER AND
                                       CHAIRMAN OF THE BOARD


Date: November 13, 2000                By: /s/ Phillip C. Hermann

                                       Phillip C. Hermann
                                       EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER