Form 10-K405
period 2000-12-31
YOUBET COM INC
filed 2001-04-02
CIK 814055

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

              5901 DE SOTO AVE., WOODLAND HILLS, CALIFORNIA 91367
          (Address of principal executive offices, including zip code)

                                 (818) 668-2100
              (Registrant's telephone number, including area code)

          Securities registered under Section 12(b) of the Act: NONE.

             Securities registered under Section 12(g) of the Act:
                    Common Stock, par value, $.001 per share

                            ------------------------

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    As of February 28, 2001 the issuer had 19,520,850 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of February 28, 2001 was approximately $8,650,964, based upon the closing market price of $0.53 on that date of a share of common stock as reported on the Nasdaq National Market.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                YOUBET.COM, INC.

                                                                                        PAGE
                                                                                      --------
                                           PART I.
Item 1.                 Description of Business.....................................       3
Item 2.                 Description of Property.....................................      14
Item 3.                 Legal Proceedings...........................................      14
Item 4.                 Submission of Matters to a Vote of Security Holders.........      15

                                           PART II.
Item 5.                 Market for Common Equity and Related Stockholder Matters....      15
Item 6.                 Selected Financial Data.....................................      17
Item 7.                 Management's Discussion and Analysis........................      17
Item 7A.                Quantitative and Qualitative Disclosure About Market Risk...      23
Item 8.                 Financial Statements........................................      23
Item 9.                 Changes in and Disagreement with Accountants on Accounting
                        and Financial Disclosure....................................      23

                                          PART III.
Item 10.                Directors, Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of Exchange..........      24
Item 11.                Executive Compensation......................................      26
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................      32
Item 13.                Certain Relationships and Related Transactions..............      33

                                           PART IV.
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................      35
                  (a)   1. Index to Financial Statements............................      35
                        2. Exhibits.................................................      35
                  (b)   Reports on Form 8-K.........................................      37
Signatures..........................................................................      38

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Youbet.com, Inc. (the "Company") intends to establish itself as the leading global brand name for online live event sports entertainment and wagering and other forms of online gaming. Wagering on live events, such as horse racing, car racing, soccer, football, etc, is a very large global industry which adapts well to the Internet space. The Company has initially focused on the United States horse wagering market and its principal product, the You Bet Network, a PC-based system which allows a subscriber to transmit information and thereby facilitate wagers. The Company is working to expand the Youbet.com brand, product and services in the United States and overseas market. The Company currently provides its United States network members the ability to watch, access a comprehensive database of handicapping information and, in most states, the ability to wager on a wide selection of coast-to-coast thoroughbred and harness horse racing, via its exclusive closed-loop network. The You Bet Network is completely interactive and provides a real-time environment. The Company does not actually accept or place any wagers. Wagers are accepted and placed only by a state licensed wagering entity, currently the Ladbroke Pennsylvania facility (see "Strategic Relationships--Ladbroke").

    The Company believes it is an innovator in the online live event wagering industry and intends to fully exploit the opportunities available to it in the United States and to pursue international markets aggressively. Future developments include enhancement and improvement of its existing products and technologies, development of new products and international expansion. To enhance and improve the You Bet Network, Youbet.com has developed a web-based application "Youbet Express". Youbet.com launched a beta version of the Youbet Express in November 2000, and fully launched this web-based product to the public in March 2001. Additionally, the Company is looking into improving its web content management and exploring other revenue streams such as advertising and wireless products.

    The Company believes that wagering on most forms of live sporting events is legal in many parts of Europe, Asia, Australia and Latin America. The amount wagered on horse racing, which is the Company's initial target market is substantially larger overseas. For example, Youbet.com believes that in Japan and Hong Kong, per capita wagering levels are significantly higher than in the United States.

    Sports wagering includes not only horse wagering, but also sporting events such as football, basketball, baseball, hockey, soccer, boxing, golf, car racing, dog racing and jai alai. Aside from horse racing, dog racing and jai alai ("pari-mutuel wagering") in the United States, other sports wagering is currently legal only in the State of Nevada. Overseas sports event wagering is estimated to be significantly greater than in the United States.

    While many people associate horse racing with horse track betting, in 1999 approximately 80% of United States horse wagering came from off-track betting. This movement to off-track betting began after off-track betting was introduced in the 1970s. Off-track wagering currently includes inter-track simulcasts, off-track betting facilities, telephone account wagering and with the introduction of the You Bet Network, online wagering. This dramatic shift from on-track to off-track betting was driven by the public's desire to have convenient access to racing, the racing industry's ability to provide a service that met this need and the development of a system called "account wagering."

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

GROWTH STRATEGY

    Youbet.com's strategy is to establish itself as the leading global brand name and technology for online live event sports entertainment and wagering and other forms of online gaming. The principal elements of Youbet.com's strategy are as follows:

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

    INCREASE LEGAL WAGERING OPPORTUNITIES

    Live event wagering, like other forms of gaming, is most enjoyable when there is a wide variety of wagering options available, and when the stream of wagering decisions and wagering outcomes is as robust as possible. Online communications technology allows players to make more wagers on more events in a given time period than is possible through any other live event wagering alternative. For example, patrons at a horse track are limited to the races offered at that horse track only (or to the limited simulcast selection offered in addition). This provides fewer wagering opportunities than the You Bet Network, which offers racing content from more than 60 horse tracks (and growing). The You Bet Network provides as many as 30 races per hour, thus affording subscribers more opportunities than are available via other methods. Online technology also allows the execution of wagers to happen much faster than in person or over the phone (a very important advantage), and wins are instantly credited to the bettor's account and available to be wagered again. Finally, in addition to the number of races, online technology allows for a greater ease of wagering (including exotic wagers such as exactas, trifectas and quinellas) than can be accomplished by other means. Youbet.com intends to transport the technological and participatory innovations that are developed to other legal gaming venues.

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

    PURSUE INTERNATIONAL MARKETS AGGRESSIVELY

    The Company intends to preserve a global brand name for Youbet.com, operating worldwide in live event wagering and other forms of online gaming. The Company intends to leverage its position as a leading online live event horse racing and wagering company in the United States to expand internationally. Youbet.com's overseas strategy envisions utilizing Youbet.com's technology and experience to form business relationships with partners in Latin America, Europe, Australia and Asia with the goal of creating robust sports information and other types of legal gaming websites for gaming aficionados. The sports websites will provide information, statistics and live event coverage of popular sports throughout the targeted region. The initial international activities will serve to develop a template for international operations which can be replicated in other countries with significant sports wagering markets. Additionally, while wagering on horse racing is the only service currently offered by the You Bet Network, the Company expects its overseas networks will include other types of sports wagering and online gaming.

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

    EXPLOIT DEVELOPMENTS IN TECHNOLOGY

    Youbet.com's strategy is based upon being the first to bring a new technology in online communications to the horse racing market and other live event markets. The Company will continue to enhance and improve its existing products and technologies, and will carefully monitor developments in technology and will adopt any new technologies which will make online live event wagering easier, faster and more entertaining. Youbet.com introduced a web-based product to simplify the process in addition to improving its web content management. The web based product "Youbet Express" was introduced as a beta version in November 2000 and was fully launched to the public in March 2001. In addition, The Company will improve the quality and quantity of content provided to its subscribers as bandwidth to individual Internet users increases.

HORSE RACING

    INDUSTRY TRENDS

    The Company believes that horse racing fans enjoy the sport not only because it is entertaining to watch but also because wagering adds significant excitement to the experience. Online communication provides convenience and has the opportunity to seamlessly integrate the viewing and transaction processing aspects of wagering in one medium. Youbet.com believes this will significantly enhance the entertainment value of online horse racing systems as compared to the traditional on-track and off-track systems that are in use today. The Company also believes that online solutions are likely to appeal to both new fans and the more serious handicappers for a number of reasons including the following:

    THE INTERNET IS AN ENTERTAINMENT AND COMMERCE MEDIUM--The Internet has become an important medium for communication, news, entertainment and commerce. The two fundamental growth drivers are the Internet's ability to deliver information in ways that are not possible using traditional media sources such as broadcast or print media and the Internet is rapidly becoming a powerful and credible new commerce channel.

    MANY HANDICAPPERS ARE ALREADY HEAVY PC USERS--The Company believes that handicappers using computers to access horse racing information is an indicator of the high likelihood that handicappers will be interested in utilizing advanced online wagering and information systems.

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

    - ENTERTAINMENT VALUE--Youbet.com believes its ability to seamlessly combine broadcast-quality graphics, live audio and video feeds, a broad range of tools to view handicapping information and analyze wagering odds as well as extensive handicapping information in an easy and flexible browser based interface is the key to providing this high degree of entertainment value. The Company currently provides this information on a real time basis from more than 60 horse tracks, and is actively expanding its relationship with additional horse tracks.

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

    THE YOU BET NETWORK

    In July 1998, the You Bet Network became fully operational.

    AVAILABILITY OF THE YOU BET NETWORK

    The You Bet Network is normally available to subscribers 23 hours a day, seven days a week and offers subscribers support 15 hours a day, seven days a week. Live horse racing is available on the You Bet Network approximately
15 hours per day, depending on which horse tracks are running on a particular day. Access to handicapping information such as past performances, is available 23 hours a day and the availability to place wagers is subject to the actual horse tracks' time schedule of accepting wagers. If for any reason the You Bet Network is unavailable for a particular race or for any other reason whatsoever, Youbet.com subscribers can place wagers over the telephone by calling Ladbroke directly via a toll free number.

    SETTING UP A YOU BET NETWORK ACCOUNT

    To subscribe to the You Bet Network, a potential subscriber contacts Youbet.com, either on its website or its toll free number and opens an account. This account is used for the monthly subscription fee and for the purchasing of handicapping information. In order to access the You Bet Network, a subscriber must install CD-ROM software which Youbet.com provides at no additional charge. However, during March 2001 Youbet.com launched its web-based application "Youbet Express" which does not require the use of a CD-Rom. Once the subscriber installs the software and activates the service, the subscriber has access to simulcasts from the horse tracks and handicapping information. Since Youbet.com does not actually take or place any wagers, wagering through the You Bet Network requires that a subscriber open a separate wagering account with a licensed wagering entity, currently Ladbroke.

    SETTING UP A WAGERING ACCOUNT

    In order to set up a wagering account, Ladbroke requires that new subscribers provide a driver's license number, social security number, proof of age and state of residence. Once this information is verified by Ladbroke, funds can be transferred by the subscriber into his or her wagering account. Youbet.com facilitates the opening of this account through a simple web interface. Several fund transfer methods are available to fund a subscriber's account. From this wagering account, the subscriber can have wagers facilitated by the You Bet Network, the telephone or the off-track betting facility owned by Ladbroke.

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

    - Over 60 horse tracks to chose from, many running simultaneously;

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

    - Summary of previous wagers placed by the subscriber and previous wagering results; and

    - Sophisticated encryption technology.

    Youbet.com continues to negotiate contracts with numerous horse tracks and content and information providers to allow additional features and content to be added to the You Bet Network.

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

    REVENUE SOURCES FROM THE YOU BET NETWORK

    Pari-mutuel operators typically take a percentage as a commission prior to distributing payoffs to the winners. Pari-mutuel operators such as Ladbroke also bring additional wagers into a horse track pool from off-track sources. Youbet.com receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by the Company's subscribers who have wagers placed through Ladbroke. This fee includes not only a percentage of net commissions for wagers facilitated by the You Bet Network, but also each wager by a Youbet.com subscriber which is placed by phone with Ladbroke. These commissions comprise Youbet.com's primary revenue stream. Additional revenues are generated from monthly subscription fees, the sale of information products and other value added services such as past performances of various tracks, jockeys or horses.

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

    MARKETING

    Existing bettors require less time to learn to use the You Bet Network and provide a very profitable segment of players. The existing bettor is likely to be targeted by competitors. New bettors will need more education regarding horse racing, but represent a larger market and possible greater revenues.

    The Company intends to attract the existing bettor with superior information content and technology as well as value-added promotions such as complimentary monthly service charges. The Company also believes that significant wagering activity can be produced by existing and new bettors who may be significant sports enthusiasts, but who have not traditionally been large players due to a perceived lack of time and convenience regarding horse wagering. The convenience and ease of use of the Youbet Network, as well as the immediate excitement of online wagering and wagering results will be marketed to attract these new players.

    Youbet.com has been marketing to the horse racing enthusiast audience for over two years through various media channels. Youbet.com takes an integrated marketing approach to reach its audience through radio, direct mail, print and online efforts. An integrated approach allows the company to capitalize on these efforts to reach its target market. Horseracing radio programs provide an initial message penetration into the market that is later re-enforced through Youbet.com's other media efforts. Direct mail consists of various correspondences with prospective customers who fit into Youbet.com's target audience. Print supports direct mail efforts and provides Youbet.com the opportunity to rotate various messages to it's target market, such as product benefits, contests and promotions. Print efforts include horse racing enthusiast magazines and newspapers. Online efforts (including email, banners, Youbet.com's website and promotional devises) provide campaign support through the Internet to existing and potential customers. In addition, strategic alliances with other horse racing related websites have enabled Youbet.com to reach additional customers. The Youbet.com website has been a key vehicle to promote various marketing efforts and campaigns.

    Youbet.com's current marketing goal is to provide a strong focus on the web-based product that was introduced in March 2001 as well as audio and video improvements and continued technological advancements. The Company has positioned itself as a leader in online horse racing entertainment by offering online tournaments and contests for a variety of prizes (including everything from cash to computers). Additionally, Youbet.com develops internal marketing programs to increase customer base. For example, the "Tell-A-Friend" program allows current customers to earn cash by referring new customers. Research and customer analysis has enabled Youbet.com to learn key information which leads to better efforts in reaching and retaining its customers.

    The development of a comprehensive retention strategy is the key to a successful marketing program. Youbet.com's contact strategies are both "Customer Driven" and "Calendar Driven". These two communication channels travel down parallel paths and are keys to strengthening the customer's relationship with Youbet.com. Maintaining consistency in both the messages and the design of company's brochures, welcome kits and all communications to it's customers allow Youbet.com to maintain a certain "look and feel" that reflect the personality of the company to it's customers. The "Customer Driven" strategy is based on tailoring communications to the customers throughout their experience with Youbet.com. From the first communication with the customer at sign-up, Youbet.com's efforts are to ensure a successful relationship with its customers through ongoing benefits and perks. The "Calendar Driven" strategy is based on utilizing key events throughout the year in the horse racing industry to promote contests, tournaments and promotions designed to enhance the customer's experience.

STRATEGIC RELATIONSHIPS

    The Company has domestic agreements with Ladbroke (one of the world's largest licensed account wagering entities), Daily Racing Form, Equibase (the industry's leading source of racing information), Thoroughbred Sports Network (a leading Internet-based publisher of horse racing information), The United States Trotting Association (the industry's leading source of standardbred racing information), AT&T and Axcis Information Network, Inc. (the industry's leading provider of harness racing handicapping information).

    LADBROKE

    In June 1997, the Company entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting
Association, Inc., both of which are subsidiaries of Ladbroke USA (collectively, "Ladbroke"), which expires in January 2003. Under the agreement, the Company provides Ladbroke with an interactive graphics interface to the You Bet Network through which Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in

Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke.

    Ladbroke provides simulcast signals and pari-mutuel wagering from more than 60 horse racing venues throughout the United States, including most major horse tracks. Since 1983, Ladbroke has offered telephone wagering through Ladbroke's Call-A-Bet System, one of the nation's largest account wagering systems. Youbet.com's agreement with Ladbroke enables the Company's subscribers to place wagers through Ladbroke's Call-A-Bet System. The agreement also provides for the Company to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication.

    Ladbroke is a subsidiary of Ladbroke USA, a subsidiary of the worldwide gaming and hospitality leader Hilton Group plc. Ladbroke consists of the Meadows horse track in Pennsylvania and six off-track wagering facilities, all in the state of Pennsylvania. Hilton Group plc is a multi-national publicly traded corporation headquartered in the United Kingdom, that owns and operates wagering shops in the United Kingdom, and is the world's largest operator of off-track horse racing and sports wagering properties. In addition, Hilton Group plc controls many hotels and casinos in several countries and is the second largest hotel operator in the United Kingdom.

    OTHER STRATEGIC RELATIONSHIPS

    In March 1996, Equibase Company signed a five-year license agreement, terminable upon 30 days written notice, with Youbet.com which allows the Company to produce products and services from Equibase's data and sell programs, past performances and a wide variety of horse racing information products to Youbet.com's subscribers. Equibase is the official "thoroughbred industry owned" database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of North America. The agreement provides that the Company will pay Equibase fees for individual product sales subject to a minimum monthly fee. This agreement has expired and is currently on month-to-month basis.

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

    In May of 2000, AT&T entered into an agreement with Youbet.com to provide Internet service, ATM (Asynronous Transfer Mode) service and local and long distance telephone service. The Internet service delivers video, audio, data and Web pages to subscribers of the Youbet Network. The ATM service provides high-speed links to Youbet's information partners over AT&T private network. The agreement provides that the Company will pay a monthly fee for use of the AT&T services. The services are delivered on a fully redundant high speed fiber optic ACCURING. AT&T functions as the primary network provider for the Company.

    In January 2001, the Daily Racing Form ("DRF), entered into a five-year agreement with Youbet.com allowing Youbet.com to place propriety links (links in non-traditional advertising space) to its website on DRF's website. The agreement provides that the Company will pay DRF a marketing fee for subscribers who are acquired from the DRF website. In return, DRF pays the Company a percentage of information purchases made on the DRF website by Youbet.com customers.

COMPETITION

    The online and interactive wagering market is new and rapidly changing. The Company anticipates that competition will become more intense as new companies will enter the market. Worldwide, many Internet and interactive ventures of various kinds have been announced. The Company expects to compete with these entities, as well as other established gaming companies, which may enter the interactive pari-mutuel gaming market. Initially, the Company has focused its efforts primarily on the United States horse racing industry.

    The Company believes that its principal domestic competitor in the interactive pari-mutuel gaming market is the Television Games Network ("TVG"), which is owned by Gemstar-TV Guide International, Inc. Television Games Network is a 24-hour national racing channel for distribution over cable and Satellite TV, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. In June 2000, TVG launched an Internet based wagering product and accepts wagers from four states. The Television Games Network has announced that it has formed exclusive relationships with a number of major United States horse tracks. TrackPower.com is another domestic competitor which offers live video and wagering services to U.S. residents. TrackPower.com has formed non-exclusive relationships with many of the same tracks which Youbet.com offers on the You Bet Network, allows wagering via the telephone and PC.

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

    In 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate (but ultimately not enacted) would have prohibited on-line and Internet gaming with specified exceptions, including exceptions for certain horse race wagering and certain "closed-loop" on-line systems. However, the latter exceptions were narrow. Senator Kyl reintroduced a new version of his on-line and Internet Gambling Prohibition Act of 1999. This 1999 Kyl bill (S.
692) contained more broadly drafted exceptions than the 1998 Kyl bill. If it were enacted in the form in which it was approved by the Senate on November 11, 1999, the Company does not believe that the bill would have had a material adverse effect on Youbet.com's business. Specifically, the bill provided for federal prohibition on Internet gambling but permitted interstate wagering on horse racing in a closed-loop, subscriber-based system. The bet or wager must be
(1) regulated by the state where the wager is received, (2) placed in a closed-loop, subscriber based system, (3) initiated from a state allowing pari-mutual wagers, (4) received in a state where such betting is lawful,
(5) in accordance with the Interstate Horse Racing Act, and (6) in accordance with other regulations in the state where originated. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R.
3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line pari-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit Youbet.com's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on Youbet.com's business.

    In December 2000 the Interstate Horseracing Act was amended to make clear that legal pari-mutuel wagers transmitted by an individual in one state via telephone or another electronic media and accepted by an off-track betting system in the same or another state are within the protections provided by the Act where such wagers are lawful in each state.

    As a result of an investigation that commenced in 1999, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network.

    During October 2000, the Company was notified by Ladbroke that, at the request of the Attorney General of New Jersey, Ladbroke would no longer accept wagers from New Jersey residents.

    International expansion of the You Bet Network may be subject to regulation in those countries in which it is made available. The Company believes that it can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering, such as South America, Australia/ Asia and Europe. However, the Company may not be able to obtain the approvals necessary to market its services in such jurisdictions.

EMPLOYEES

    As of March 30, 2001, the Company had 76 employees. The Company has never had a work stoppage, and no employees are represented by a union. Youbet.com considers its relations with its employees to be good. The Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel. During November 2000 the Company reduced its workforce by 35 employees, or 29%. This reduction in the workforce will allow the Company to conserve cash and to proceed with the ongoing aggressive development and expansion of its core horseracing business. Management has also implemented a cost reduction program throughout the Company which management believes will reduce operating expenses in fiscal 2001 as compared to fiscal 2000.

ITEM 2. DESCRIPTION OF PROPERTY

    Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Woodland Hills, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company obtained a one-year $1,029,000 letter of credit, which is secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. The Company completed construction on the Woodland Hills facility and moved its operations to that facility.

ITEM 3. LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Youbet.com's stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Commencing June 18, 1999, the common stock of Youbet.com, Inc. began trading on the Nasdaq National Market under the symbol "UBET". Prior to June 18, 1999, the common stock was traded on the over-the-counter bulletin board under the symbol "UBET". The high and low bid prices of Youbet.com's common stock during fiscal 1998 through June 17, 1999 reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

    During February 2001, Youbet.com received notification from The Nasdaq Stock Market that it is not in compliance with the National Market's listing maintenance standard regarding minimum bid prices. This standard requires that the Company's common stock maintain a minimum bid price of at least $1.00 per share. In order to comply with this standard, the Company's common stock must have a minimum bid price of at least $1.00 for 10 consecutive trading days prior to May 21, 2001. If the Company is unable to demonstrate compliance with this standard on or before May 21, 2001 the Nasdaq Stock Market will seek to delist the company's common stock from the Nasdaq National Market. At that time the company may appeal the delisting to the Listing Qualifications Panel of The Nasdaq Stock Market.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000:
Three months ended--
March 31, 2000..............................................   $ 7.38     $ 3.75
June 30, 2000...............................................     4.69       1.69
September 30, 2000..........................................     4.62       1.44
December 31, 2000...........................................     2.00        .38

YEAR ENDED DECEMBER 31, 1999:
Three months ended--
March 31, 1999..............................................   $22.25     $ 6.00
June 30, 1999...............................................    24.25      10.50
September 30, 1999..........................................    13.25       5.75
December 31, 1999...........................................     7.75       3.31

    As of March 6, 2001, the Company had 351 stockholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

    Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. The Company has never declared or paid any dividends on its common stock. The Company intends to retain any future earnings for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. The Company's ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities which may contain covenants restricting the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

    During the year ended December 31, 2000, the Company repurchased all of its $45,500,000 11% Senior Convertible Discount Notes for $26,409,000 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $1,237,000, was approximately $14,996,000.

    In January 2000, the Company issued 10,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $4.28 per share and expire on December 31, 2005. The fair value of the warrants was $43,100 and is being charged to operations over the service period of five years. The warrants vest on the first anniversary of issuance.

    In a registration statement dated June 16, 2000, the Company registered 4,393,134 shares of common stock issuable upon the exercise of warrants. The registration statement became effective August 1, 2000.

    During 2000, the Company issued 159,916 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $379,615.

ITEM 6. SELECTED FINANCIAL DATA

                                                   FISCAL YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------------------------
                                     1996         1997         1998          1999          2000
                                  ----------   ----------   -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue.......................  $        0   $        0   $       264   $     3,774   $     5,992
  Operating Loss................      (3,941)      (6,918)      (11,096)      (23,027)      (16,210)
  Interest expense, net.........          63         (389)         (261)         (686)         (435)
  Other.........................          18      (12,100)       (2,502)         (771)          (92)
                                  ----------   ----------   -----------   -----------   -----------
  Loss before income taxes and
    extraordinary item..........      (3,860)     (19,407)      (13,859)      (24,484)      (16,737)
  Income taxes..................          (5)         (10)           (2)           (2)           (1)
                                  ----------   ----------   -----------   -----------   -----------
  Loss before extraordinary
    item........................      (3,865)     (19,417)      (13,862)      (24,486)      (16,737)
  Extraordinary item............           0            0             0             0        14,996
                                  ----------   ----------   -----------   -----------   -----------
  Net loss......................  $   (3,865)  $  (19,417)  $   (13,862)  $   (24,486)  $    (1,741)
                                  ==========   ==========   ===========   ===========   ===========
PER SHARE DATA:
  Loss before extraordinary
    item........................  $    (0.67)  $    (3.06)  $     (1.32)  $     (1.45)  $     (0.86)
  Extraordinary item............           0            0             0             0   $      0.77
                                  ----------   ----------   -----------   -----------   -----------
  Net loss......................  $    (0.67)  $    (3.06)  $     (1.32)  $     (1.45)  $     (0.09)
                                  ==========   ==========   ===========   ===========   ===========
  Weighted average shares
    outstanding.................   5,730,333    6,355,352    10,534,905    16,937,700    19,471,175

BALANCE SHEET DATA:
  Working capital...............  $   (1,375)  $   (2,739)  $     1,925   $    56,848   $     9,743
  Total assets..................       1,311        1,004         4,653        66,858        24,271
  Long-term debt................          98            0            60        39,822             0
  Shareholders equity...........        (406)      (1,848)        2,793        20,915        20,660

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following presentation of management's discussion and analysis of Youbet.com, Inc. should be read in conjunction with Youbet.com's Consolidated Financial Statements and other financial information included herein. This Management's Discussion and Analysis of Financial Condition and Result of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

    This Annual Report on Form 10-K for the year ended December 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

    Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently Ladbroke (see "Strategic Relationship's--Ladbroke"). Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charges a monthly subscription fee, currently $5.95 per month. Second, it receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

    The Company had 80 employees as of December 31, 2000. During November 2000 the Company reduced its workforce by 35 employees, or 29%. This reduction in the workforce will allow the Company to conserve cash and to proceed with the ongoing aggressive development and expansion of its core horseracing business. Management has also implemented a cost reduction program throughout the Company which management believes will reduce operating expenses in fiscal 2001 as compared to fiscal 2000.

    Youbet.com has incurred significant losses since inception, and as of December 31, 2000 had an accumulated net loss of $64,054,000. Included in this accumulated deficit is $24,439,000 in non-cash expenses related to the recording of the fair value of warrants and stock options charged to operations, discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. The recognition of these expenses did not affect working capital, net stockholders' equity (deficiency) or cash flows. The Company does not expect that these types of costs will continue at the previous levels.

    On January 22, 1999, Youbet.com became the successor to You Bet International, Inc. through a merger transaction. The subsidiaries of You Bet International, Inc. (You Bet!, Inc., a Delaware corporation, and Middleware Telecom Corporation, a California corporation) were also merged into Youbet.com.

CONSOLIDATED RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2000, 1999, AND
  1998.

REVENUES

    Revenues for the year ended December 31, 2000 were $5,992,000, an increase of $2,218,000 from $3,774,000 in 1999. Revenues increased in 1999 by 1330% from
$264,000 during 1998, the year the Company commenced recognizing revenues from operations. Commission revenue, which represents the Company's share of the commission on the gross amount of each wager placed by its subscribers for 2000, 1999 and 1998 were $4,934,000, $3,239,000, and $264,000, respectively

    In June 1997, the Company and Ladbroke entered into a Telecommunication Facilitation Agreement which expires in November 2002. Under the agreement, Youbet.com provides Ladbroke with an interactive graphics interface to the You Bet Network whereby Youbet.com's subscribers who have established accounts with Ladbroke's Call-A-Bet System in Pennsylvania are able to communicate interactively with Ladbroke using their PCs to transmit wagering information to Ladbroke. The agreement provides for the Company to receive a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers who use the Call-A-Bet System either through the computer graphics interface provided by the Company or more traditional telephone communication.

OPERATING EXPENSES

    NETWORK OPERATIONS--Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. Network operations costs increased by $1,162,000 or 55% to $3,267,000 in 2000 from $2,105,000 in 1999, and increased by $611,000 or
41% in 1999 from $1,494,000 in 1998 reflecting the continued development and expansion of the You Bet Network. Network operations costs include non-cash compensation of $51,000, $173,000 and $207,000 in 2000, 1999 and 1998,
respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees.

    RESEARCH AND DEVELOPMENT--Research and development costs consist primarily of salaries. Research and development costs increased by $1,404,000 or 59% to $3,777,000 in 2000 from $2,373,000 in 1999, and increased by $794,000 or 50% in
1999 from $1,579,000 in 1998. This increase resulted from the hiring of developers and consultants and the continued development of the You Bet Network. Research and development costs include non-cash compensation of $75,000, $67,000 and $312,000 in 2000, 1999 and 1998, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING--Sales and marketing expenses consist primarily of marketing program expense and salaries. Sales and marketing expenses decreased by $8,235,000 or 57% to $6,227,000 in 2000 from $14,462,000 in 1999, and increased by $12,643,000 or 695% in 1999 from $1,818,000 in 1998. The decrease in sales and marketing during 2000 reflects a reduction in marketing programs. The increase in sales and marketing in 1999 reflects the expansion of Youbet.com's marketing activities and the launch of the You Bet Network in 1998. Marketing activities during 1999 included the rollout of direct marketing, television and radio advertising campaigns. In addition, Youbet.com incurred greater direct mailing costs and media advertising during 1999. Sales and marketing expenses include non-cash compensation of $446,000, $401,000 and $414,000 in 2000, 1999 and 1998,
respectively, the result of issuance of warrants and options to third- party consultants or the issuance of below market options and warrants to employees.

    GENERAL AND ADMINISTRATIVE--General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting and investor relations. General and administrative expenses increased by $407,000 or 6% to $7,788,000 in 2000 from $7,381,000 in 1999, and increased by $1,310,000 or 22%
in 1999 from $6,071,000 in 1998. The increase in 2000 resulted primarily from an increase in rents, write-off of $617,000 in capitalized expenditures relating to the Argentina agreement with Ladbroke which was not consummated, higher compensation, legal and professional fees. The increase in 1999 primarily relates to a $1,308,000 settlement payment in connection with civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The remaining variance was attributable to an increase in labor costs, legislative affairs cost, legal fees and other overhead expenses offset by lower non-cash compensation cost. General and administrative expenses include non-cash compensation of $221,000, $1,567,000 and $3,331,000 in 2000, 1999 and
1998, respectively, the result of issuance of warrants and options to third-party consultants or the issuance of below market options and warrants to employees.

LOSS FROM OPERATIONS

    As described above, Youbet.com has made a significant investment in developing The You Bet Network to maintain its technological advantage and to brand and market the service. The loss from operations for the year ended December 31, 2000 decreased by $6,817,000 or 29% to $16,210,000 in 2000 from
$23,027,000 in 1999, and increased by $11,933,000 or 108% in 1999 from
$11,096,000 in 1998. The decrease in 2000 is mainly due to higher revenues and decrease in sales and marketing which was partially offset by increases in network operations and research and development. The increase in 1999 was mainly due to increases in sales and marketing expenses which were partially offset by higher revenues. The Company expects to incur significant losses at least through 2001. However, management has implemented a cost reduction program throughout the Company which management believes will reduce operating expenses in fiscal 2001 as compared to fiscal 2000.

OTHER INCOME (EXPENSE)

    NET INTEREST INCOME (EXPENSE)--Net interest expense decreased by $251,000 or 37% to $435,000 in 2000 from $686,000 in 1999, and increased by $425,000 or 163%
in 1999 from $261,000 in 1998. The increase in 1999 is the result of the issuance in April 1999 of its 11% Senior Convertible Discount Notes. The decrease in 2000 is the result of the subsequent repurchase of these notes in 2000 which was partially offset by lower cash available due to the utilization of cash to support the Company's operations.

    NON-CASH EQUITY TRANSACTIONS--Non-cash equity transactions consist of the recording of the discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and release of forfeiture provisions on common stock. Non-cash equity transactions decreased $445,000 or 91% to $46,000 in 2000 from $491,000 in 1999, and decreased
$1,765,000 or 78% in 1999 from $2,256,000 in 1998. During the year ended
December 31, 1999, these costs consisted solely of $491,000 for financing costs. During the year ended December 31, 1998, these costs consisted of $1,406,000 for financing costs and $850,000 to reflect a discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants.

EXTRAORDINARY ITEM

    During the year ended December 31, 2000, Youbet.com repurchased all of its $45,500,000 notes for $26,409,000 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $1,237,000, was approximately $14,996,000.

INCOME TAXES

    At December 31, 2000, Youbet.com has available federal and state net operating loss carryforwards of $46,586,000 and $31,303,000, respectively, for income tax purposes, which expire in varying amounts through 2020 for federal and 2005 for state purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $18,606,000 as of December 31, 2000. The deferred tax asset has not been recognized since management is unable to determine whether it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    In the opinion of management, the accompanying unaudited quarterly financial statements presented below include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with generally accepted accounting principles. These quarterly financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report for Form 10-K for the year ended December 31, 2000. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

                                                                           FISCAL QUARTERS ENDED,
                                            -------------------------------------------------------------------------------------
                                                              1999                                        2000
                                            -----------------------------------------   -----------------------------------------
                                            MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                               (IN THOUSANDS)
Revenues..................................  $   461    $   733    $ 1,132    $  1,448   $ 1,705    $ 1,504    $ 1,387    $ 1,396
Operating expenses:
  Network operations......................      574        490        496         545       737        808        892        830
  Research and development................      415        603        537         818       620        732        949      1,476
  Sales and marketing.....................      567      1,066      5,648       7,181     1,634      1,696      1,260      1,637
  General and administrative..............      965      1,712      1,436       3,268     1,564      1,506      1,852      2,866
  Depreciation and amortization...........       96        105        114         165       209        265        301        368
                                            -------    -------    -------    --------   -------    -------    -------    -------
Total operating expenses..................    2,617      3,976      8,231      11,977     4,764      5,007      5,254      7,177
                                            -------    -------    -------    --------   -------    -------    -------    -------
Loss from operations......................   (2,156)    (3,243)    (7,099)    (10,529)   (3,059)    (3,503)    (3,867)    (5,781)
Net interest income (expense).............       18       (522)       (45)       (137)     (233)       (53)        34       (183)
Other income (expense)....................       (9)      (555)      (100)       (109)     (126)       219       (145)       (40)
                                            -------    -------    -------    --------   -------    -------    -------    -------
Loss before extraordinary item............   (2,147)    (4,320)    (7,244)    (10,775)   (3,418)    (3,337)    (3,978)    (6,004)
Extraordinary item........................       --         --         --          --       430      6,858         --      7,708
                                            -------    -------    -------    --------   -------    -------    -------    -------
Net income (loss).........................  $(2,147)   $(4,320)   $(7,244)   $(10,775)  $(2,988)   $ 3,521    $(3,978)   $ 1,704
                                            =======    =======    =======    ========   =======    =======    =======    =======
Loss per common share--basic and diluted
  before extraordinary item...............  $ (0.15)   $ (0.28)   $ (0.38)   $  (0.64)  $ (0.18)   $ (0.17)   $ (0.20)   $ (0.31)
Extraordinary item........................       --         --         --          --      0.03       0.35         --       0.40
                                            -------    -------    -------    --------   -------    -------    -------    -------
Net income (loss) per common Share--basic
  and diluted.............................  $ (0.15)   $ (0.28)   $ (0.38)   $  (0.64)  $ (0.15)   $  0.18    $ (0.20)   $  0.09
                                            =======    =======    =======    ========   =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated only negative cash flow from operations since inception. During the year ended December 31, 1999, Youbet.com has received an aggregate of $77,007,000 in net proceeds from the sale of common stock, 11% Senior Convertible Notes and Series A Convertible

Preferred Stock and the exercise of stock options and warrants. At December 31, 2000 Youbet.com had $12,094,000 in cash and cash equivalents. Youbet.com's principal commitments consist of obligations under capital leases.

    Net cash used in operating activities was $14,389,000, $14,077,000, and $6,538,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The principal use of cash for all periods was to fund losses from operations. The increases in the net cash used in operating activities reflected a general increase in all levels of activity as Youbet.com developed the You Bet Network and commenced marketing activities during 1998.

    Net cash used in investing activities was $9,710,000, $1,978,000, and $360,000, for the years ended December 31, 2000, 1999, and 1998, respectively, for purchases of property and equipment, and for leasehold improvements for its Woodland Hills facility in 2000.

    Net cash used in financing activities for the year ended December 31, 2000 was $26,081,000 as compared to cash provided from financing activities of $76,789,000 and $8,385,000, for the years ended December 31, 1999, 1998, respectively. Net cash used in financing activities in 2000 is due to Youbet.com's purchase of its notes during the year ended December 31, 2000. Net cash provided by financing activities consisted principally of proceeds from the June, 1999 secondary offering, the 11% Senior Convertible notes, advances from related parties, bridge loans from both related and unrelated parties, the exercise of stock options and warrants, and the private placement of common stock, Series A Convertible Preferred Stock and stock purchase warrants. During 1999, Youbet.com received net proceeds from the issuance of 11% Senior Convertible notes of $35,104,000, net proceeds from the June secondary offering of $35,624,000, proceeds from exercises of options and warrants of $3,641,000 and $2,100,000 from a stock subscription receivable. During 1998, Youbet.com received net proceeds of $2,025,000 from advances and bridge loans, as well as the net proceeds from preferred and common stock issuances of $5,501,000 and $1,069,000 from the exercise of stock options and warrants to fund its cash requirements.

    During the year ended December 31, 2000, Youbet.com repurchased all of its $45,500,000 notes for $26,409,000 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $1,237,000, was approximately $14,996,000.

    During the year ended December 31, 2000, Youbet.com issued 159,916 shares of common stock to individuals in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating gross proceeds to Youbet.com of $379,615.

    During the year ended December 31, 2000, the Company issued 10,000 warrants in exchange for services. The fair value of these warrants of $43,100 is being charged to operations over the service period. The warrants have an exercise price of $4.28 and a term of five years. The warrants vest on the first anniversary of issuance.

    At December 31, 2000, the Company had net working capital of $9,743,000 compared to net working capital of $56,848,000 at December 31, 1999, the result of the placement of the 11% Senior Convertible Notes and the secondary offering during 1999, and the subsequent repurchase of these notes during 2000. Net working capital at December 31, 1999 compared to a working capital of $1,925,000 at December 31, 1998.

    The Company does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will incur capital expenditures and lease commitments consistent with Youbet.com's anticipated changes in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Company anticipates that, for the foreseeable future, its operating expenses will be a material use of cash resources. The Company believes, with its cost reduction program, that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

    In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 and development costs incurred subsequent to June 1, 2000, associated with the Company's Web Site were recorded in accordance with EITF 00-2. Development costs of $2,542,506 were capitalized during the year ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The majority of the Company's cash equivalents are bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its investments.

ITEM 8. FINANCIAL STATEMENTS

    The consolidated financial statements are listed at the "Index to Financial Statements" elsewhere in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.

EXECUTIVE OFFICERS AND DIRECTORS

    The following tables set forth certain information regarding the directors, executive officers and certain key employees of Youbet.com:

NAME                                          AGE                       POSITION
- ----                                        --------   ------------------------------------------
Robert M. Fell............................     58      Chairman of the Board and Chief Executive
                                                       Officer
Ron W. Luniewski..........................     37      Executive Vice President and Chief
                                                       Operating Officer
Phillip C. Hermann........................     51      Executive Vice President, Chief Financial
                                                       Officer and Assistant Secretary
Steve A. Molnar...........................     57      Executive Vice President, Racing
Caesar P. Kimmel..........................     74      Director
Charles D. Peebler Jr.....................     64      Director
William H. Roedy..........................     52      Director
Chris J. McCarron.........................     46      Director Nominee

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

ROBERT M. FELL

    Mr. Fell has served as Chairman of the Board and Chief Executive Officer of Youbet.com since June 1998. From 1995 to 1998 prior to joining the Company,
Mr. Fell was chairman of the board and chief executive officer of Archon Communications, Inc. ("ACI"). ACI acquired control of Premiere Radio
Networks, Inc., which it later sold to Jacor Communications, Inc. Mr. Fell was also the founder of Silicon Gaming, Inc. and served as its initial President in 1993. Mr. Fell resigned from the board of Silicon Gaming in early 1998. From 1978 to 1995, as a consultant in the entertainment and communications industry, Mr. Fell, through Fell & Company, Inc., played a major role in restructuring and augmenting the management of Columbia Pictures Industries, Twentieth Century Fox and other major media companies.

RON W. LUNIEWSKI

    Mr. Luniewski has served as Executive Vice President of Youbet.com since February 1999, and from February 1999 through March 2000 was Chief Operating Officer. Mr. Luniewski was reappointed as Chief Operating Officer in
November 2000. Mr. Luniewski was President of You Bet!, Inc. a subsidiary of the Company or its predecessor since March 1997. From 1985 to 1997, Mr. Luniewski was with Electronic Data Systems (EDS) as Vice President of Marketing and Advertising. He previously held a variety of executive positions in engineering and software development.

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

CAESAR P. KIMMEL

    Mr. Kimmel has served as a director of Youbet.com since June 1998.
Mr. Kimmel has been a private investor for more than the past five years.
Mr. Kimmel is one of the original founders of Warner Communications, Inc., the predecessor to Time Warner Inc. and served as its Executive Vice President for twenty-five years. Mr. Kimmel is also currently a director of the National Museum of Racing.

CHARLES D. PEEBLER JR

    Mr. Peebler has served as a Director of Youbet.com since September 1999.
Mr. Peebler has served as Chairman Emeritus of True North Communications, Inc., the world's ninth largest advertising agency holding company and Chairman of the Board and Chief Executive Officer of True North's Diversified Companies Group until April 1999. From December 1997 to April 1999, Mr. Peebler was employed as President of True North Communications, Inc. Prior to December 1997,
Mr. Peebler served for approximately 32 years as Chief Executive Officer of Bozell, Jacobs, Kenyon & Eckhardt or its predecessor companies. Mr. Peebler is also a Director for Valmont Industries, Inc., Dreamlife Inc., and Managing Director of PLUM Capital L.L.C. Mr. Peebler has stepped down from the Board of Directors effective March 31, 2001 and will be replaced by Chris McCarron.
Mr. McCarron will join the Board of Directors effective April 3, 2001.

WILLIAM H. ROEDY

    Mr. Roedy has served as a director of Youbet.com since June 1998. Mr. Roedy has been employed by MTV Networks since 1989 and is President of MTV Networks International. Prior to joining MTV, Mr. Roedy was at Home Box Office from 1979 to 1989, as manager for national accounts and affiliate operations and vice president.

CHRIS J. MCCARRON

    Mr. McCarron will join the Board of Directors effective April 3, 2001.
Mr. McCarron has been the Youbet.com corporate spokesperson and product adviser since 1996. Mr. McCarron has been racing thoroughbred horses for the past 26 years and is the winningest jockey in terms of money won, aggregating over $225 million. Mr. McCarron was inducted into the Thoroughbred Racing Hall of Fame in 1989 and has won approximately 7000 races including multiple Triple Crown and Breeder's

Cup races. Mr. McCarron is a co-founder of the Don MacBeth Fund that benefits disabled jockeys. Mr. McCarron is currently serving as the President of the Jockey's Guild of America.

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

    To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that for fiscal 2000 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to
Section 16 of the Exchange Act were compiled with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid by Youbet.com for the years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer and the executive officers of Youbet.com whose total salary and bonus for 2000 exceeded $100,000.

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                       ANNUAL COMPENSATION                    AWARDS
                                          ----------------------------------------------    SECURITIES
                                                                               OTHER        UNDERLYING
                                                                               ANNUAL        OPTIONS
NAME AND PRINCIPAL POSITION                 YEAR      SALARY      BONUS     COMPENSATION       SARS
- ---------------------------               --------   --------   ---------   ------------   ------------
Robert M. Fell..........................    2000     $234,436   $      --     $  80,626(2)     300,000
Chairman of the Board and Chief             1999      217,033     420,000(3)           *            --
  Executive Officer(1)                      1998       81,136         363(4)           *           100

Ron W. Luniewski........................    2000      168,899          --             *        245,100(15)
Executive Vice President and Chief          1999      153,125      12,500       281,600(5)     100,000
  Operating Officer(14)                     1998      138,333         363(4)     168,621(6)     100,100

Phillip C. Hermann......................    2000      162,947          --        87,832(7)     230,100(16)
Executive Vice President and Chief          1999      153,125      12,500        87,247(7)      50,000
  Financial Officer                         1998       96,667         363(4)      75,456(8)      80,100

Steve A. Molnar.........................    2000      109,683          --            --             --
Executive Vice President, Racing            1999      110,000          --        75,000(9)          --
                                            1998      119,375         363(4)      85,973(10)      50,100

Al Frank................................    2000      168,045          --             *        250,000
President and Chief Operating               1999           --          --            --             --
  Officer(12)                               1998           --          --            --             --

Russell M. Fine.........................    2000      174,957          --             *             --
Executive Vice President and Chief          1999      153,125     150,000             *             --
  Technology Officer(13)                    1998      138,333         363(4)      39,989(11)         100

- ------------------------

  * Amounts in aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive.

 (1) Represents compensation paid to Fell & Company, Inc. for the services of Robert M. Fell (see "Employment and Service Agreements" below.)

 (2) Represents $69,457 in disability and life insurance reimbursements, and $11,169 in auto expenses.

 (3) Represents a bonus which was applied against amounts owned to the Company by Mr. Fell. (See "Certain Relationships and Related Transactions" below.)

 (4) Represents income from fully vested stock options awarded as bonuses in 1998.

 (5) Represents automobile allowance of $6,600 and income of $275,000 resulting from the exercise of options.

 (6) Represents $2,991 interest on deferred compensation and $165,630 relating to 1998 vesting of stock options.

 (7) Represents automobile allowance of $7,020 in 2000 and $6,435 in 1999 and income of $80,812 for both 2000 and 1999 relating to a stock option awarded in 1998.

 (8) Represents income relating to 1998 vesting of stock options awarded in 1998.

 (9) Represents income of $75,000 resulting from the exercise of options.

(10) Represents $3,158 interest on deferred compensation and $82,815 relating to 1998 vesting of stock options.

(11) Represents interest on deferred compensation of $7,185, automobile allowance of $7,500 and a discount of $25,213 on the conversion of deferred compensation into 40,342 shares of common stock.

(12) Left Youbet.com on November 29, 2000.

(13) Resigned as Director and Executive Officer effective May 3, 2000.

(14) During March 2000 Mr. Luniewski's title was changed to Executive Vice President. Mr. Luniewski was appointed Chief Operating Officer in November 2000.

(15) Represents 245,100 stock options repriced from various prices to $0.69 in December 2000. As of December 31, 2000, Mr. Luniewski held 245,100 options.

(16) Represents 50,000 stock options issued in March 2000, and 180,100 stock options (including the 50,000 stock options issued to Mr. Hermann in March
     2000) repriced from various prices to $0.69 in December 2000. As of December 31, 2000, Mr. Hermann held 180,100 options.

BOARD OF DIRECTORS

    Non-employee directors receive no annual retainer or meeting fees, but are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. As additional compensation for the non-employee members of the board of directors, Youbet.com issued the following stock options:

    - In March 2000, Youbet.com granted to Caesar Kimmel, Alan Landsburg, Charles Peebler, and William Roedy options to acquire 25,000 shares of common stock each, pursuant to the 1998 Stock Plan at an exercise price of $4.78. The shares vest monthly over one year and are exercisable for a period of ten years. On November 27, 2000, Alan Landsburg resigned as a director of Youbet.com.

    As of March 24, 2001 options to acquire 200,000 shares of common stock held in the aggregate by non-employee directors are outstanding and fully vested.

    EMPLOYMENT AND SERVICES AGREEMENTS

    In June 1998 Youbet.com and Fell & Company, Inc. entered into a services agreement which was amended in March 1999 pursuant to which Robert M. Fell serves as Chairman of the Board and as the Chief Executive Officer. For making Mr. Fell's services available, Fell & Company, Inc. receives a base fee of $237,000 per year, subject to cost of living increases, plus the amount of payroll taxes Youbet.com would pay if Mr. Fell were an employee of Youbet.com and other miscellaneous benefits. While Mr. Fell is serving as Chief Executive Officer he will devote 100% of his business time to the affairs of Youbet.com. At such time as Mr. Fell is no longer serving as Chief Executive Officer, he will be required to devote 70% of his business time to the affairs of Youbet.com and the base fee will be reduced to $150,000 per year. The services agreement expires in June 2001. If Fell & Company, Inc. is willing to renew the agreement and the Company does not do so, Fell & Company, Inc. will receive a termination fee equal to the amount paid to Fell & Company, Inc. by Youbet.com during the 12 months preceding the expiration of the agreement.

    In March 2001 Ron Luniewski and Youbet.com entered into an employment agreement pursuant to which Mr. Luniewski serves as Executive Vice President and Chief Operating Officer of Youbet.com through April 2002. This employment agreement provides for Mr. Luniewski to receive an annual salary of $157,500, however, effective May 1, 2001, the salary will be increased to $175,000.
Mr. Luniewski is also eligible to receive an annual bonus determined by the Board in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet.com in February 2000, expiring on April 2001 which had substantially the same terms. During
December 2000, Mr. Luniewski's gross pay was reduced by 10% to $157,500 per annum due to Mr. Luniewski's acceptance of Youbet.com's offer to all its employees to reprice all stock options held by employees to the current market price if they accepted a 10% reduction in base pay.

    In March 2001 Phillip Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann serves as Executive Vice President and Chief Financial Officer of Youbet.com through April 2002. This employment agreement provides for Mr. Hermann to receive an annual salary of $157,500, however, effective May 1, 2001, the salary will be increased to $175,000.
Mr. Hermann is also eligible to receive an annual bonus determined by the Board in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet.com in April 2000 expiring in April 2001 which had substantially the same terms. During December 2000, Mr. Hermann's gross pay was reduced by 10% to $157,500 per annum due to Mr. Hermann's acceptance of Youbet.com's offer to all its employees to reprice all stock options held by employees to the current market price if they accepted a 10% reduction in base pay.

    In June 1998 Russell Fine and Youbet.com entered into an employment agreement pursuant to which Mr. Fine served as Executive Vice President and Chief Technology Officer. Mr. Fine received a base salary of $150,000 in 1999, and other miscellaneous benefits. Effective December 31, 1999 Mr. Fine's base salary was increased to $165,000. Mr. Fine was also entitled to receive an annual bonus determined by the Board of Directors. The employment agreement permitted Mr. Fine to terminate the agreement after December 31, 1999 and receive the compensation and benefits provided under the agreement for the lesser of two years or the remaining portion of the term, but at least one year. Mr. Fine's agreement was terminated on May 3, 2000 and he resigned as a member of the Board of Directors and as Executive Vice President and Chief Technology Officer. Effective May 3, 2000 Mr. Fine and Youbet.com entered into a consulting agreement pursuant to which Mr. Fine will provide consulting services to Youbet.com for a period of three years. For making his services available, Mr. Fine will receive a base fee of $182,500 per year and other miscellaneous benefits.

1995 STOCK OPTION PLANS

    In November 1995, Youbet.com's board of directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Stock Plans"). The 1995 Stock Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Stock Plans as amended were 15% of the total number of shares of common stock outstanding. The 1995 Stock Plans provide the Board of Directors or the compensation committee with the discretion to determine when options granted thereunder shall become exercisable and the vesting period of such options. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested non-qualified options remain exercisable for a period not to exceed three months following the termination date. However, because shares underlying these options were not registered until September 29, 1999, the Executive Committee has extended the exercise period for some of these options held by terminated employees until June 29, 2000. The Plans are closed and no additional options will be granted under these Plans.

1998 STOCK OPTION PLAN

    In February 1998, Youbet.com's board of directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, shareholders approved an increase of 1,500,000 shares to a total of 2,500,000 shares. Effective September 21, 2000, shareholders approved an additional increase of 1,000,000 shares to a total of 3,500,000 shares. The 1998 Stock Plan provides for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors, officers and consultants of Youbet.com, while incentive stock options may be granted only to employees and its affiliates. The 1998 Stock Plan is currently administered by the Compensation Committee of the board of directors, which determines the terms and conditions of the options granted under the 1998 Stock Plan, including the exercise price, number of shares subject to options and the vesting and exercisability of options granted under the 1998 Plan. The exercise price of the incentive stock options granted under the 1998 Stock Plan must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of non-qualified stock options will be determined by the Compensation Committee. The term of all options granted under the 1998 Stock Plan may not exceed ten years, except the term of incentive options granted to a 10% or more stockholder may not exceed five years. The board of directors may suspend or terminate and may amend the 1998 Plan from time to time, except that certain types of amendments will require approval of the stockholders. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable. Vested qualified options remain exercisable for a period not to exceed three months following the termination date, unless the participant was terminated for cause or voluntarily resigned in which all vested options will also terminate. The 1998 Plan also permits Youbet.com to assist a participant to exercise options granted under the 1998 Plan, including paying any tax obligations arising therefrom by making a loan to the participant, permitting the participant to pay the exercise price of the stock option over a term of years or guaranteeing a loan. However, because shares underlying these options were not registered until September 29, 1999, the Executive Committee had extended the exercise period for some of these options held by terminated employees until June 29, 2000.

    In a registration statement filed with the SEC effective September 29, 1999, the underlying shares of common stock the 1995 and 1998 stock option plans were registered.

                             OPTION GRANTS IN 2000

    The following table sets forth certain information regarding option grants to each of Youbet.com's named executive officers during the year ended December 31, 2000.

                                                                                                 RATES OF STOCK PRICE
                                                                                                     APPRECIATION
                                                          INDIVIDUAL GRANTS(1)                      FOR OPTION TERM
                                           ---------------------------------------------------   ---------------------
                                           NUMBER OF     PERCENT OF
                                           SECURITIES   TOTAL OPTIONS
                                           UNDERLYING    GRANTED TO     EXERCISE
                                            OPTIONS       EMPLOYEES       PRICE     EXPIRATION
NAME                                       GRANTED(1)      IN 2000      PER SHARE      DATE         5%         10%
- ----                                       ----------   -------------   ---------   ----------   --------   ----------
Robert M. Fell...........................   300,000         18.20%        $4.88       3/8/10     $920,771   $2,333,392
Ron W. Luniewski(2)......................   245,100            (3)        $0.69           (3)      57,507      135,517
Phillip C. Hermann.......................    50,000          3.03%        $4.94      3/14/10      155,337      393,654
Phillip C. Hermann(2)....................   180,100            (4)        $0.69           (4)      65,981      162,179
A.L. Frank(5)............................   250,000         15.17%        $4.94       2/7/05      776,685    1,968,272

- --------------------------

(1) Options were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock of Youbet.com.

(2) Represents options repriced to $0.69 in December 2000, the current market price on the date of repricing. The repricing was part of Youbet.com's offer to all employees, except for Robert Fell, to reprice all stock options held by the employees to the current market price at that time if the employees accepted a 10% reduction in base pay.

(3) Represents 100,000 options expiring February 22, 2009, 45,000 options expiring November 20, 2005, 100,000 options expiring February 6, 2003, and 100 options expiring December 12, 2003.

(4) Represents 50,000 options expiring February 22, 2009, 50,000 options expiring March 14, 2010, 75,000 options expiring May 1, 2008, 5,000 options expiring May 1, 2003, and 100 options expiring December 12, 2003.

(5) Left Youbet.com on November 29, 2000. As a result, 200,000 stock options representing the unvested portion of the grant were cancelled. The remaining 50,000 stock options expired on February 28, 2001.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 2000 and the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers at December 31, 2000.

                                                                    NUMBER OF SECURITIES                VALUE OF
                                                                   UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                          SHARES                   OPTIONS AT YEAR-END(1)        OPTIONS AT YEAR-END(2)
                                         ACQUIRED      VALUE     ---------------------------   ---------------------------
NAME                                    ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----                                    -----------   --------   -----------   -------------   -----------   -------------
Robert M. Fell........................         --     $     --         100        300,000             --        $    --
Ron W. Luniewski......................         --           --     170,100         75,000        $47,424         20,910
Phillip C. Hermann....................         --           --      55,100        125,000         15,362         34,850
Steve A. Molnar.......................         --           --     128,434             --             --             --
Russell M. Fine.......................         --           --         100             --             --             --
                                          -------     --------     -------        -------        -------        -------
Total.................................         --     $     --     353,834        500,000        $62,786        $55,760
                                          =======     ========     =======        =======        =======        =======

- --------------------------

(1) Options shown were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock. See "1995 Stock Option Plans" and "1998 Stock Option Plans" for a description of the material terms of these options.

(2) The dollar values are calculated by determining the difference between the weighted average exercise price of the options and the closing market price for the common stock of $0.9688 on December 31, 2000.

                                OPTION REPRICING

                                                                       TEN-YEAR OPTION/SAR REPRICING
                                                    --------------------------------------------------------------------
                                                                                                             LENGTH OF
                                                                                                              ORIGINAL
                                                     NUMBER OF        MARKET                                OPTION TERM
                                                     SECURITIES       PRICE         EXERCISE                REMAINING AT
                                                     UNDERLYING    OF STOCK AT      PRICE AT                  DATE OF
                                                    OPTIONS/SARS     TIME OF        TIME OF        NEW      REPRICING OR
                                                    REPRICED OR    REPRICING OR   REPRICING OR   EXERCISE    AMENDMENT
NAME                                      DATE        AMENDED       AMENDMENT      AMENDMENT      PRICE       (MONTHS)
- ----                                    ---------   ------------   ------------   ------------   --------   ------------
Ron W. Luniewski......................  Dec 2000      100,000         $0.69          $ 5.31       $0.69          98
Executive Vice President and Chief      Dec 2000      100,000         $0.69          $ 2.50       $0.69          26
  Operating Officer                     Dec 2000       45,000         $0.69          $ 2.50       $0.59          59
                                        Dec 2000          100         $0.69          $ 2.50       $0.69          36
                                        Dec 1999      100,000         $5.31          $10.50       $5.31         110

Phillip C. Hermann....................  Dec 2000       50,000         $0.69          $ 4.94       $0.69         111
Executive Vice President and Chief      Dec 2000       50,000         $0.69          $ 5.31       $0.69          98
  Financial Officer                     Dec 2000       75,000         $0.69          $ 2.50       $0.69          88
                                        Dec 2000        5,000         $0.69          $ 2.50       $0.69          29
                                        Dec 2000          100         $0.69          $ 2.50       $0.69          36
                                        Dec 1999       50,000         $5.31          $10.50       $5.31         110

REPORT ON OPTION REPRICING

    In December 2000, the Board of Directors approved an option repricing plan whereby each employee, except for Robert Fell Chief Executive Officer, was offered the opportunity to reprice all their existing options to the then current market price of the common stock ($.69) in exchange for a 10% reduction in such employee's base salary. This offer was made as part of the Company's cost reduction program. The Board believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. The Company's offer was accepted by five option holders, including two of the named executive officers. Pursuant to the repricing plan, 744,417 options were repriced to $.69. Each repriced option retained its expiration date and vesting schedule.

Robert M. Fell
Caesar P. Kimmel
Charles D. Peebler, Jr.
William H. Roedy

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 9, 2001 (1) the names and addresses of each beneficial owner of more than five (5%) of Youbet.com's common stock known to Youbet.com, the number of shares of common stock beneficially owned by each such person, and the percent of Youbet.com's common stock so owned; and (2) the number of shares of common stock beneficially owned, and the percent of Youbet.com's common stock so owned, by each director, and by all directors and officers of Youbet.com as a group. Each person has sole voting and investment power with respect to such shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                               AMOUNT AND NATURE
NAME OF BENEFICIAL OWNER(1)(2)                                OF BENEFICIAL OWNER   PERCENT OF CLASS
- ------------------------------                                -------------------   ----------------
Robert M. Fell..............................................         1,404,600(3)          6.78
David M. Marshall
9229 Sunset Blvd. Suite 505
Los Angeles, CA 90069.......................................         2,067,265(4)         10.56
Sid Marshall
1170-M Pacific Coast Highway
Malibu, CA 90265............................................           865,490(5)          4.33
Marshall Gift Trust
1700 Bank of America Plaza
300 South Fourth Street
Las Vegas, NV 80101.........................................           482,250(6)          2.46
Russell M. Fine.............................................         1,821,867(7)           9.3
Ron W. Luniewski............................................           195,100(8)             *
Phillip C. Hermann..........................................            98,850(9)             *
Steve A. Molnar.............................................           129,184(10)            *
Caesar P. Kimmel............................................            81,000(11)            *
William H. Roedy............................................           165,000(12)            *
Charles M. Peebler Jr.......................................           118,000(13)            *
Chris J. McCarron...........................................            52,600(14)            *
All directors and executive officers as a group (8
persons)....................................................         2,244,334(15)        10.49

- ------------------------

  * Less than one percent

 (1) The address of the above beneficial owners is Youbet.com, Inc., 5901 De Soto Avenue, Woodland Hills, California 91367 unless otherwise noted.

 (2) Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet.com common stock.

 (3) Includes 100 shares of common stock represented by a fully vested stock option and 1,200,000 shares of common stock represented by the Fell Warrant which is exercisable within 60 days of March 9, 2001. Includes 204,450 shares of common stock owned by Robert M. Fell Living Trust.

 (4) Includes 100 shares of common stock represented by a fully vested stock option and 55,878 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series C--27,939; Series D--27,939. Excludes shares of common stock and common stock purchase warrants owned by Sid Marshall and the Marshall Gift Trust. David M. Marshall is the son of Sid Marshall.

 (5) Includes 448,668 shares of common stock represented by currently exercisable common stock purchase warrants as follows: Series C--356,668; Series D--92,000. Does not include shares of common stock and common stock purchase warrants owned by the Marshall Gift Trust, of which Sid Marshall is the trustee. Sid Marshall is the father of David M. Marshall.

 (6) Includes 91,333 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C--30,000;
     Series D--61,333.

 (7) Includes 100 shares of common stock represented by a fully vested stock option and 40,342 shares of common stock subject to currently exercisable common stock purchase warrants as follows: Series C--20,171;
     Series D--20,171.

 (8) Consists solely of 195,100 shares of common stock represented by stock options exercisable within 60 days of March 9, 2001.

 (9) Consists solely of 98,850 shares of common stock represented by stock options exercisable within 60 days of March 9, 2001.

(10) Includes 128,434 shares of common stock represented by stock options exercisable within 60 days of March 9, 2001.

(11) Includes 65,000 shares of common stock represented by a stock option exercisable within 60 days of March 9, 2001.

(12) Includes 65,000 shares of common stock represented by a stock option exercisable within 60 days of March 9, 2001.

(13) Includes 70,000 shares of common stock represented by a stock option exercisable within 60 days of March 9, 2001. Stepped down from the Board of Directors effective March 31, 2001.

(14) Includes 42,600 shares of common stock represented by a stock option exercisable within 60 days of March 9, 2001. Mr. McCarron will join the Board of Directors effective April 3, 2001.

(15) Includes 665,084 shares of common stock represented by fully vested stock options and stock options exercisable within 60 days of March 9, 2001, and 1,200,000 shares of common stock represented by the Fell Warrant.

CHANGES IN CONTROL:

    Youbet.com is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of Youbet.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1998, Youbet.com entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,200,000 shares of Youbet.com's common stock (the "Fell Warrant"). The purchase price for the Series A Convertible Preferred Stock acquired by the Fell Trust was $25.00 per share, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price for the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth commencing on June 29, 1998, and one-sixth thereafter on each six-month anniversary date. The Fell Warrant also provides that, with certain exceptions, the common stock received upon the exercise of the Fell Warrant may not be sold until one year following the date the shares were first able to be purchased. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Series A Convertible Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998 the Fell Trust converted the Series A Preferred Stock into common stock. On
July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discounts Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 15,000 subscribers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 subscribers. As result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $140,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Note.

    In January 1999 David Marshall, Inc. and Youbet.com entered into a services agreement pursuant to which David M. Marshall served as Vice-Chairman of the Board of Youbet.com until December 31, 1999. For making Mr. Marshall's services available, David Marshall, Inc. received a base fee of $150,000 per year plus the amount of payroll taxes Youbet.com would have paid if Mr. Marshall were an employee of Youbet.com and other miscellaneous benefits. David Marshall, Inc. was also entitled to receive an annual bonus determined by the Board in its discretion. David Marshall, Inc. terminated the agreement pursuant to a provision which permitted David Marshall, Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet.com in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman and officer effective December 31, 1999.

    See Employment and Services Agreements

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report.

                                                                PAGE
                                                              --------
1. Index to Financial Statements:
    See Consolidated Financial Statements included as part
     of this Form 10-K......................................       F-1
2. Exhibits:

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
- ---------------------                      ----------------------
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

          4.1           Form of Note Purchase Agreement by and among Youbet.com and the Purchasers as defined therein, dated April 5, 1999
                        (Incorporated herein by reference to Youbet.com's
                        Registration Statement on Form S-3 (No. 333-85675) dated
                        September 29, 1999.)

         4.1A           Form of First Amendment of Note Purchase Agreement dated
                        February 29, 2000.

          4.2           Form of Warrant to purchase Youbet.com common stock, issued in connection with the Note Purchase Agreement dated April
                        5, 1999 (Incorporated herein by reference to Youbet.com's
                        Prospectus Filed Pursuant to Rule 424 dated October 4,
                        1999.)

          4.3           Registration Rights Agreement by and among Youbet.com
                        (formerly You Bet International, Inc.) and the other parties listed therein, dated June 29, 1998 (Incorporated herein by reference by reference to Youbet.com's Form 8-K dated June
                        29, 1998.)

          4.4           Form of Series A Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999.)

          4.5           Form of Series B Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999.)

          4.6           Form of Series C Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999.)

          4.7           Form of Series D Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999.)

          4.8           Form of Series E Warrant to purchase Youbet.com common stock
                        (Incorporated herein by reference to Youbet.com's Prospectus
                        Filed Pursuant to Rule 424 dated October 4, 1999.)

          4.9           Form of Series M Warrant to purchase Youbet.com common stock at $3.125 per share (Incorporated herein by reference to
                        Youbet.com's Prospectus Filed Pursuant to Rule 424 dated
                        October 4, 1999.)

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
- ---------------------                      ----------------------
         4.10           Form of Series M Warrant to purchase Youbet.com common stock at $5.25 per share (Incorporated herein by reference to
                        Youbet.com's Prospectus Filed Pursuant to Rule 424 dated
                        October 4, 1999.)

         4.11           Warrant to purchase Youbet.com common stock issued to Robert
                        M. Fell, dated June 29, 1998 (Incorporated herein by
                        reference by reference to Youbet.com's Form 8-K dated June
                        29, 1998.)

         4.12           Form of warrant to purchase Youbet.com common stock at $2.50 per share, issued to Lorne Goldberg and Elizabeth Edlich
                        dated August 12, 1999 (Incorporated herein by reference to
                        Youbet.com's Registration Statement on Form S-3 (No.
                        333-85675) dated September 29, 1999.)

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

        10.22           Civil Resolution with the Los Angeles County District
                        Attorney and Los Angeles Police Department (Incorporated herein by reference to Youbet.com's Form 8-K dated January
                        19, 2000.)

        10.23           Agreement between Youbet.com and Axcis dated September 1,
                        1999 (Incorporated herein by reference to Youbet.com's Form
                        10-KSB for the year ended December 31, 1999.)

        10.24 Employment Agreement between Youbet.com and Ron Luniewski dated March 22, 2001.

        10.25           Employment Agreement between Youbet.com and Phillip C.
                        Hermann dated March 22, 2001.

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
- ---------------------                      ----------------------
        10.26           Form of lease agreement for the Woodland Hills Facility
                        dated March 11, 2000

           23           Consent of BDO Seidman, LLP.

- ------------------------

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       YOUBET.COM, INC.

                                                                        /s/ ROBERT M. FELL
                                                            -----------------------------------------
                                                                          Robert M. Fell
                                                                   CHIEF EXECUTIVE OFFICER AND
Date: March 27, 2001                                                  CHAIRMAN OF THE BOARD

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            /s/ ROBERT M. FELL
    ---------------------------------       Chief Executive Officer and        Date: March 27, 2001
              Robert M. Fell                  Chairman of the Board

          /s/ PHILLIP C. HERMANN
    ---------------------------------       Executive Vice President and       Date: March 27, 2001
            Phillip C. Hermann                Chief Financial Officer

           /s/ CAESAR P. KIMMEL
    ---------------------------------       Director                           Date: March 27, 2001
             Caesar P. Kimmel

        /s/ CHARLES D. PEEBLER JR.
    ---------------------------------       Director                           Date: March 29, 2001
          Charles D. Peebler Jr.

           /s/ WILLIAM H. ROEDY
    ---------------------------------       Director                           Date: March 29, 2001
             William H. Roedy

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants--BDO
  Seidaman. LLP.............................................       F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................       F-3

Consolidated Statements of Operations for the three years
  ended December 31, 2000...................................       F-4

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the three years ended December 31, 2000...............       F-5

Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................       F-7

Notes to Consolidated Financial Statements..................       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Youbet.com, Inc.:

    We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and subsidiaries as of December 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ BDO Seidman, LLP

Los Angeles, California
March 2, 2001

                                YOUBET.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
ASSETS

Current assets:
Cash and cash equivalents...................................  $ 12,094,172   $ 62,274,403
Restricted cash (Note 8)....................................       107,867             --
Receivables.................................................       322,460        211,474
Interest and other receivables..............................       490,692        319,162
Prepaid expenses............................................       338,886        164,889
                                                              ------------   ------------
  Total current assets......................................    13,354,077     62,969,928
                                                              ------------   ------------
Property and equipment (Notes 4 and 8)......................     9,349,774      3,675,190
Less: Accumulated depreciation and amortization.............    (2,077,275)    (1,298,416)
                                                              ------------   ------------
  Property and equipment, net...............................     7,272,499      2,376,774
                                                              ------------   ------------
Deferred financing costs, net of amortization (Note 6)......            --      1,440,324
Capitalized software (Note 2)...............................     2,542,506             --
Restricted cash (Note 8)....................................       920,805             --
Deposits and other..........................................       181,290         71,341
                                                              ------------   ------------
  Total assets..............................................  $ 24,271,177   $ 66,858,367
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................  $  1,604,137   $  3,128,386
Accrued expenses (Note 5)...................................     1,587,042      2,194,506
Accrued compensation and related items......................       403,588        218,470
Deferred revenues...........................................         7,113        527,986
Current portion of capitalized lease obligation (Note 8)....         8,909         52,786
                                                              ------------   ------------
  Total current liabilities.................................     3,610,789      6,122,134
Notes payable (Note 6)......................................            --     39,814,163
Capitalized lease obligations, less current portion (Note
  8)........................................................            --          7,348
                                                              ------------   ------------
  Total liabilities.........................................     3,610,789     45,943,645

Commitments and contingencies (Notes 3, 8, 9 and 10)
Stockholders' equity (Note 7):
Preferred stock, $.001 par value--
  Authorized 1,000,000 shares, none outstanding.............            --             --
Common stock, $.001 par value--Authorized 50,000,000 shares,
  19,520,850 and 19,360,934 shares outstanding as of
  December 31, 2000 and 1999, respectively..................        19,521         19,361
Additional paid-in capital..................................    84,834,477     83,347,570
Accumulated deficit.........................................   (64,053,610)   (62,312,209)
Note receivable from stockholder............................      (140,000)      (140,000)
                                                              ------------   ------------
  Total stockholders' equity................................    20,660,388     20,914,722
                                                              ------------   ------------
  Total liabilities and stockholders' equity................  $ 24,271,177   $ 66,858,367
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Revenues (Note 3)...................................  $  5,992,311   $  3,773,577   $    263,793
Operating expenses:
  Network operations................................     3,267,371      2,105,312      1,494,332
  Research and development..........................     3,776,752      2,372,872      1,578,830
  Sales and marketing...............................     6,227,145     14,461,694      1,818,472
  General and administrative........................     7,787,906      7,381,177      6,071,132
  Depreciation and amortization.....................     1,143,408        479,616        397,357
                                                      ------------   ------------   ------------
    Total operating expenses........................    22,202,582     26,800,671     11,360,123
                                                      ------------   ------------   ------------
Loss from operations................................   (16,210,271)   (23,027,094)   (11,096,330)

Other income (expense):
  Interest income...................................     2,679,001      2,419,896         70,627
  Interest expense..................................    (3,113,595)    (3,106,111)      (331,763)
  Amortization of deferred financing costs..........      (203,915)      (285,567)      (119,546)
  Discount on conversion of bridge loans, accounts
    payable and employee deferred salaries into
    common stock and warrants (Note 7a).............            --             --       (849,963)
    Fair value of warrants issued for financing
      costs
      (Note 7c).....................................       (46,090)      (490,791)    (1,405,684)
  Other.............................................       158,305          5,799       (126,488)
                                                      ------------   ------------   ------------
    Total other expense.............................      (526,294)    (1,456,774)    (2,762,817)
                                                      ------------   ------------   ------------
Loss before taxes and extraordinary item............   (16,736,565)   (24,483,868)   (13,859,147)
Provision for state income (Note 11)................          (800)        (2,400)        (2,400)
                                                      ------------   ------------   ------------
  Loss before extraordinary item....................   (16,737,365)   (24,486,268)   (13,861,547)
  Extraordinary item (Note 6).......................    14,995,964             --             --
                                                      ------------   ------------   ------------
Net loss............................................  $ (1,741,401)  $(24,486,268)  $(13,861,547)
                                                      ============   ============   ============

Basic and diluted:
  Loss before extraordinary item per common share...  $      (0.86)  $      (1.45)  $      (1.32)
  Extraordinary item (Note 6).......................          0.77             --             --
                                                      ------------   ------------   ------------
  Net loss per common share.........................  $      (0.09)  $      (1.45)  $      (1.32)
                                                      ============   ============   ============
  Weighted average number of common shares
    outstanding.....................................    19,471,175     16,937,700     10,534,905
                                                      ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                     STOCK
                             -------------------   ---------------------     PAID-IN     ACCUMULATED      NOTES
                              SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT      RECEIVABLE      TOTAL
                             --------   --------   ----------   --------   -----------   ------------   ----------   ------------
Balance, January 1, 1998...        --    $  --      9,603,994   $ 9,604    $22,106,803   $(23,964,394)  $      --    $ (1,847,987)
Warrants exercised and
  converted to stock
  (Note 7a)................        --       --        355,000       355      1,068,645            --           --       1,069,000
Shares issued as payment
  for amounts due to
  vendors and employees
  (Note 7a)................        --       --         27,603        28         69,510            --           --          69,538
Shares issued as payment
  for amounts due to
  officers and directors
  (Note 7a)................        --       --         96,220        96        180,317            --           --         180,413
Shares issued through
  financing activities
  (Note 7a)................        --       --         20,000        20         78,730            --           --          78,750
Shares issued to bridge
  loan investors for
  conversion into common
  stock and warrants
  (Note 7a)................        --       --      1,513,551     1,513      2,999,217            --           --       3,000,730
Preferred shares issued in
  private placement
  (Note 7b)................   262,500      262             --        --      6,562,238            --     (490,000)      6,072,500
Cost of private placement
  (Note 7b)................        --       --             --        --       (360,909)           --           --        (360,909)
Proceeds from the sale of
  warrants (Note 7b).......        --       --             --        --          4,531            --           --           4,531
Warrants purchased by
  officers (Note 7b).......        --       --             --        --         75,000            --      (70,000)          5,000
Preferred stock converted
  to common shares
  (Note 7b)................  (155,390)    (155)     1,553,900     1,554         (1,399)           --           --               0
Shares issued in private
  placement (Note 7a)......        --       --        800,000       800      1,999,200            --           --       2,000,000
Cost of private placement
  (Note 7a)................        --       --             --        --       (120,000)           --           --        (120,000)
Discount on conversion of
  bridge loans, accounts
  payable and employee
  deferred salaries into
  common stock and
  warrants.................        --       --             --        --        849,963            --           --         849,963
Fair value of warrants
  issued for financing
  costs (Note 7c)..........        --       --             --        --      1,405,684            --           --       1,405,684
Non-cash compensation
  (Notes 7c and 7d)........        --       --             --        --      4,342,695            --           --       4,342,695
Cancellation of warrants
  (Note 7c)................        --       --             --        --        (95,200)           --           --         (95,200)
Net loss for the year......        --       --             --        --             --   (13,861,547)          --     (13,861,547)
                             --------    -----     ----------   -------    -----------   ------------   ---------    ------------
Balance, December 31,
  1998.....................   107,110      107     13,970,268    13,970     41,165,025   (37,825,941)    (560,000)      2,793,161
Warrants exercised and
  converted to stock
  (Note 7a)................        --       --        412,832       413        965,853            --           --         966,266

                                YOUBET.COM, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                               PREFERRED STOCK         COMMON STOCK        ADDITIONAL                     STOCK
                             -------------------   ---------------------     PAID-IN     ACCUMULATED      NOTES
                              SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT      RECEIVABLE      TOTAL
                             --------   --------   ----------   --------   -----------   ------------   ----------   ------------
Warrants exercised in
  conjunction with
  secondary public offering
  (Note 7a)................        --       --        654,275       654      2,162,899            --           --       2,163,553
Stock options exercised and
  converted to stock
  (Note 7a)................        --       --        275,372       275        537,979            --           --         538,254
Preferred stock converted
  to common shares
  (Note 7a)................  (107,110)    (107)     1,071,100     1,071           (964)           --           --               0
Shares issued in secondary
  public offering
  (Note 7a)................        --       --      2,863,582     2,864     37,280,974            --           --      37,283,838
Secondary public offering
  related costs
  (Note 7a)................        --       --             --        --     (1,660,142)           --           --      (1,660,142)
Shares issued as payment
  for amounts due to
  vendors (Note 7a)........        --       --         13,505        14         33,749            --           --          33,763
Shares issued in a private
  placement (Note 7a)......        --       --        100,000       100        249,900            --           --         250,000
Offset of notes receivable
  with bonus to officer
  (Note 7b)................        --       --             --        --             --            --      420,000         420,000
Fair value of stock options
  and warrants issued
  (Note 7c)................        --       --             --        --      1,031,593            --           --       1,031,593
Non-cash compensation
  (Notes 7c and 7d)........        --       --             --        --      1,580,704            --           --       1,580,704
Net loss for the year......        --       --             --        --             --   (24,486,268)          --     (24,486,268)
                             --------    -----     ----------   -------    -----------   ------------   ---------    ------------
Balance, December 31,
  1999.....................        --       --     19,360,934    19,361     83,347,570   (62,312,209)    (140,000)     20,914,722
Warrants exercised and
  converted to stock
  (Note 7a)................        --       --         12,191        13          4,676            --           --           4,689
Stock options exercised and
  converted to stock
  (Note 7a)................        --       --        147,725       147        374,779            --           --         374,926
Fair value of stock options
  and warrants issued
  (Note 7c)................        --       --             --        --        314,709            --           --         314,709
Non-cash compensation
  (Notes 7c and 7d)........        --       --             --        --        792,743            --           --         792,743
Net loss for the year......        --       --             --        --             --    (1,741,401)          --      (1,741,401)
                             --------    -----     ----------   -------    -----------   ------------   ---------    ------------
Balance, December 31,
  2000.....................        --    $  --     19,520,850   $19,521    $84,834,477   $(64,053,610)  $(140,000)   $ 20,660,388
                             ========    =====     ==========   =======    ===========   ============   =========    ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net loss..................................................  $ (1,741,401)  $(24,486,268)  $(13,861,547)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,143,408        479,616        397,357
  Amortization of deferred financing........................       203,915        285,567        119,546
  Extraordinary gain on repurchase of convertible notes.....   (14,995,964)            --             --
  Other losses..............................................            --          1,237         70,640
  Interest accreted on note payable.........................     2,827,605      3,085,653             --
  Settlement of accounts payable and accrued liabilities....       140,089             --        520,212
  Non-cash compensation.....................................       792,743      2,698,557      4,262,964
  Discount on conversion of bridge loans, accounts payable
    and employee deferred salaries into common stock and
    warrants................................................            --             --        849,963
  Fair value of warrants issued for financing costs.........        46,090             --      1,405,684
  Write-off of warrants upon repurchase of convertible
    notes...................................................       268,619             --             --
  Loss on disposal of assets................................        99,991             --             --
Change in operating assets and liabilities:
  Receivables...............................................      (222,191)      (247,359)       (44,206)
  Prepaid expenses..........................................      (173,996)      (142,545)        10,296
  Other current assets......................................       (60,321)       (82,305)        16,532
  Deposits..................................................      (110,201)      (193,094)       (17,537)
  Accounts payable..........................................    (1,664,339)     2,144,126         73,980
  Accrued compensation and related items....................       185,117        170,220       (374,065)
  Accrued interest payable..................................            --             --        (71,128)
  Other accrued expenses....................................      (607,467)     1,681,141        110,019
  Deferred revenues.........................................      (520,874)       527,986             --
  State income taxes payable................................            --             --         (6,400)
                                                              ------------   ------------   ------------
    Net cash used in operating activities...................   (14,389,177)   (14,077,468)    (6,537,690)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Restricted cash...........................................    (1,028,672)            --             --
  Expenditures on capitalized software......................    (2,542,506)            --             --
  Purchases of property and equipment.......................    (6,139,124)    (1,977,954)      (359,800)
                                                              ------------   ------------   ------------
    Net cash used in investing activities...................    (9,710,302)    (1,977,954)      (359,800)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from (repurchase of) convertible note............   (26,408,975)    36,728,510             --
  Proceeds from exercise of stock options and warrants......       379,615      3,640,734      1,069,000
  Increase in deferred financing costs......................          (167)    (1,694,500)       (96,000)
  Proceeds from warrant purchase............................            --          2,438             --
  Proceeds from sales of securities, net of offering
    costs...................................................            --     38,332,344      5,501,122
  Proceeds from advances and bridge loans:
    Related parties.........................................            --             --        888,875
    Unrelated parties.......................................            --             --      1,190,000
  Repayments of advances:
    Related parties.........................................            --             --        (23,875)
    Unrelated parties.......................................            --             --        (30,000)
Payments on capitalized lease obligations...................       (51,225)      (220,317)      (113,911)
                                                              ------------   ------------   ------------
    Net cash provided by (used in) financing activities.....   (26,080,752)    76,789,209      8,385,211
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........   (50,180,231)    60,733,787      1,487,721
Cash and cash equivalents at the beginning of the period....    62,274,403      1,540,616         52,895
                                                              ------------   ------------   ------------
Cash and cash equivalents at the end of the period..........  $ 12,094,172   $ 62,274,403   $  1,540,616
                                                              ============   ============   ============
Supplemental disclosure of cash flow information
  Cash paid for:
  Interest..................................................  $     17,371   $     22,624   $     26,780
  State income taxes........................................           800          3,757          6,166
                                                              ============   ============   ============
Non-cash investing and financing activities:
  Equipment acquired under capital leases...................  $         --   $         --   $     80,000
  Advances and bridge loans, including accrued interest,
    converted into common stocks and warrants:
  Related parties...........................................            --             --      1,366,365
  Unrelated parties.........................................            --             --      1,634,504
  Conversion of accounts payable and accrued compensation
    into common stock.......................................            --         33,763        249,951
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                YOUBET.COM, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

    Youbet.com, Inc., a Delaware corporation, and its inactive subsidiaries are collectively referred to herein as the "Company". Youbet.com, Inc. is the successor to You Bet International, Inc. through a merger transaction effective January 22, 1999. The subsidiaries of You Bet International, Inc. were also merged into Youbet.com. Prior to January 22, 1999, the financial statements of Youbet.com are consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

    The Company recognizes revenue as wagers are placed (see Note 2). The Company also recognizes revenue from monthly subscription fees as earned and from the sale of handicapping information as purchased by subscribers. The Company has adopted and is in conformance with SAB 101.

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

    The Company adopted EITF 00-2 "Accounting for Web Site Development Costs" during the year ending December 31, 2000. The Company capitalized $2,543,000 in costs relating to the development of its sports' platform in accordance with EITF 00-2. Management reviews unamortized capitalized software on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired.

    Capitalized software costs are amortized on product-by-product basis based on the greater of a) the ratio of current gross revenues for a specific product bears to the total of current and

                                YOUBET.COM, INC

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) anticipated future gross revenues for that product or b) over the expected economic life of that product. Amortization is recognized when the product is available for general release to the public.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2000, and December 31, 1999, the Company had uninsured cash and cash equivalents, and restricted cash of $12,708,905 and $62,011,223 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's financial instruments, consisting primarily of notes receivable, receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments and the borrowing costs to the Company.

RECLASSIFICATIONS

    Certain prior years amounts have been reclassified to conform to the current year presentation.

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

                                YOUBET.COM, INC

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIC AND DILUTED LOSS PER SHARE

    Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 2000, 1999 and 1998.

    As of December 31, 2000, potential dilutive securities representing 9,457,658 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 2,602,321 outstanding stock options, and 6,855,337 outstanding common stock purchase warrants.

    As of December 31, 1999, potential dilutive securities representing 13,842,795 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 2,435,231 outstanding stock options, 6,857,564 outstanding common stock purchase warrants, and $45,500,000 of 11% Senior Convertible Discount Notes convertible into 4,550,000 shares of common stock.

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

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value method of accounting for stock-based compensation plans., allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but to disclose the pro forma effect on net loss and diluted loss per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock.

    In accordance with this Statement, the Company has provided footnote disclosure (see Note 7d) with respect to stock-based employee compensation. The cost of stock- based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock- based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at grant date or other measurement date above the amount an employee must pay to acquire the stock. The Company has adopted FIN 44 and as a result recognized $129,527 in expense during the year ended December 31, 2000.

                                YOUBET.COM, INC

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

    In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company adopted EITF 00-2 during the year ending December 31, 2000, and all amounts associated with the Company's Web Site were recorded in accordance with EITF 00-2.

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

    For the year ended December 31, 2000, 1999 and 1998, $4,933,794, $3,239,332
and $263,793 of the Company's revenues were generated from the Ladbroke Agreement, respectively. The Company currently estimates that net commissions will exceed $1,000,000 for all twelve-month periods during the

                                YOUBET.COM, INC

NOTE 3--AGREEMENT WITH LADBROKE (CONTINUED) term of the agreement subsequent to the initial eighteen-month period ending June 1999. However, should net commissions be less than $1,000,000 during such twelve month period, Ladbroke could elect to terminate the agreement, which could have a material adverse effect on the Company's business.

    On March 14, 2000, the Company signed a letter of intent to acquire from Ladbroke, the betting and gaming division of Hilton Group plc ("Hilton"), its subsidiaries which own and operate six off-track betting and two bingo operations based in Argentina. The transaction was not consummated and accordingly during the fourth quarter of fiscal 2000, the Company wrote-off $617,000 relating to this transaction.

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of December 31, 2000 and 1999:

                                                                 2000          1999
                                                              -----------   -----------
Computer equipment..........................................  $ 4,750,399   $ 2,673,260
Software....................................................    1,244,510       266,991
Office furniture and equipment..............................      237,225       244,711
Leasehold improvements......................................    2,867,378        72,787
Assets under capital leases (Note 9)........................      250,262       417,441
                                                              -----------   -----------
                                                                9,349,774     3,675,190
Less: Accumulated depreciation and amortization.............   (2,077,275)   (1,298,416)
                                                              -----------   -----------
Property and equipment, net.................................  $ 7,272,499   $ 2,376,774
                                                              ===========   ===========

    At December 31, 2000 and 1999, accumulated depreciation and amortization included $20,000 and $83,487, respectively, related to assets under capital leases.

NOTE 5--ACCRUED EXPENSES

    Accrued expenses consisted of the following as of December 31, 2000 and 1999:

                                                                 2000         1999
                                                              ----------   ----------
Severance costs.............................................  $  720,613   $       --
Marketing expenses..........................................     221,331      452,910
Software licensing fee......................................     203,859        3,859
Professional fees...........................................     201,640      160,612
Track commission............................................      50,216       77,638
Legislative fees............................................      50,000       70,825
Civil resolution and settlement (Note 11)...................          --    1,308,250
Other.......................................................     139,383      120,412
                                                              ----------   ----------
Total.......................................................  $1,587,042   $2,194,506
                                                              ==========   ==========

                                YOUBET.COM, INC

NOTE 6--NOTES PAYABLE

    On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes ("Notes") for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,625,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The notes begin accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest were due and payable on April 5, 2004. The Notes plus accrued, unpaid interest were convertible at any time at the rate of $10 per common share. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company was expected to recognize a charge to operations of $352,000 over the five-year maturity period, with a corresponding credit to paid-in capital. The notes also contain covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.

    During the year ended December 31, 2000, the Company repurchased all of its $45,500,000 notes for $26,409,000 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized discount of $1,237,000, was approximately $14,996,000.

NOTE 7--STOCKHOLDERS' EQUITY

A. ISSUANCE OF COMMON STOCK AND RELATED WARRANTS

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

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    During 1999, the Company issued 74,833 shares of common stock in conjunction with the exercise of stock options by certain employees. In order to effect a cashless transaction, an additional 37,417 stock options were forfeited. This cashless exercise resulted in a charge to non-cash compensation of $300,000.

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

    During 1999, the company issued 3,500 warrants to a consultant. The fair value of the warrants of $25,685 is being charged to operations over a one-year period. The warrants have an exercise price of $2.50. The warrants expire in three years.

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

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    During 2000, the Company issued 159,916 shares of common stock, in conjunction with the exercise of warrants and stock options with exercise prices ranging from $0.01 to $4.00 per share, generating proceeds to the Company of $379,615.

B. PREFERRED STOCK FINANCING

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

    The Preferred Stock had a liquidation preference of $25.00 per share and ranked senior to all other series of preferred stock that could have been issued in the future. Each share of Preferred Stock was convertible into ten shares of common stock of the Company, and provided for the automatic conversion into common stock at the then prevailing conversion rate at such time as the Company completed a public offering which raised not less than $15,000,000 in gross proceeds and had its common stock listed on a major exchange or the NASDAQ National Market System. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value. In connection with the public secondary offering in June 1999, the remaining 107,110 shares of convertible preferred stock were converted into 1,071,110 shares of common stock.

    Robert M. Fell assisted the Company in its Preferred Stock financing during 1998 prior to his appointment as an officer and director of the Company. As a result of the completion of such financing on June 29, 1998, Mr. Fell acquired the right to designate four directors of the Company (which right has expired) and may therefore be deemed to have acquired control of the Company. In conjunction therewith, on June 29, 1998, the Company entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Preferred Stock and a warrant to purchase 1,200,000 shares of the Company's common stock (the "Fell Warrant"). The purchase price of the Preferred Stock acquired by the Fell Trust was $25.00 per share, or an aggregate of $500,000, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price of the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the exercise price of the

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
Fell Warrant was at not less than fair market value. The Fell Warrant had an aggregate fair value of $2,112,000. The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth on June 29, 1998, and one-sixth thereafter on each six month anniversary date. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In December 1998, the Preferred Stock held by the Fell Trust was converted into common stock, which remained subject to the pledge to secure the Notes.

    On July 8, 1999, the board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discount Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) credited at such time as Youbet.com achieves 15,000 subscribers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 subscribers. As a result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $140,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Note. The $140,000 Note has been recorded as a reduction to stockholders' equity at December 31, 2000.

    Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into a Services Agreement with Fell & Company, Inc., pursuant to which Mr. Fell will serve as Chairman of the Board of Directors for a period of three years. The Services Agreement also provided that Mr. Fell would serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, Fell & Company, Inc. would receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. Effective February 23, 1999, the Board of Directors approved the appointment of Mr. Fell as full-time Chief Executive Officer, and Mr. Marshall and Mr. Fine agreed to waive the requirement for formation of the Office of the Chief Executive. The Board of Directors also approved an increase in the amount payable to Fell & Company, Inc. for making Mr. Fell's services available to the Company, to $225,000 per annum effective March 1, 1999, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. The increase reflects the increase in Mr. Fell's involvement with the Company from 70% to 100% of his available time. During 2000, Robert M. Fell was granted an option to purchase 300,000 shares of common stock, pursuant to the 1998 Stock Plan at

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) an exercise price of $4.875. The options have a ten-year term and vest in two annual installments beginning July 2001.

C. OTHER WARRANTS

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

    The Company issued various stock options and warrants to certain consultants during 1997 to purchase an aggregate of 394,000 shares of common stock at exercise prices ranging from $2.50 to $3.12 and exercisable for periods ranging from one to five years. Aggregate fair value was $720,680, of which $359,421 was charged to operations in 1997, and the remaining $361,259 was charged to operations in 1998 and 1999.

    Pursuant to a letter of intent dated May 11, 1997 and a final agreement entered into on December 19, 1997, the Company issued a financial and marketing consulting firm warrants to purchase 1,000,000 shares of common stock exercisable for a period of 5.5 years, 500,000 of which are exercisable at $3.125 per share and 500,000 of which are exercisable at $5.25 per share, for services rendered and to be rendered for the two year period commencing May 11, 1997. In addition, the Company issued a bonus to such firm during December 1997 in the form of 500,000 warrants exercisable for a period of 5 years, 250,000 of which are exercisable at $3.125 per share and 250,000 of which are exercisable at $5.25 per share. Aggregate fair value of the 1,000,000 warrants was $1,218,000, of which $389,084 was charged to operations in 1997, and the remaining $828,916 was charged to operations through 1999. Aggregate fair market value of the 500,000 warrants issued as a bonus was $1,037,750, all of which was charged to operations in 1997.

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

    During 1998, the Company issued Series C common stock purchase warrants for 254,593 shares of common stock to various parties. The Series C common stock purchase warrants are exercisable at $2.50 per share through June 2003. The Company issued 5,000 warrants to a vendor which deferred an

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) amount due it, 55,063 warrants (including 48,110 warrants to two officers/major stockholders) in conjunction with the conversion into common stock of employee deferred compensation of $206,483, and 177,000 warrants (including 134,000 warrants to related parties) as additional consideration for short-term advances of $440,000, all of which were considered financing costs. Aggregate fair value of the warrants issued for financing costs was $1,019,444, which was charged to operations as financing costs in 1998.

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

    During 1998, in conjunction with the sale of 800,000 shares of common stock, the Company issued 40,000 Series E common stock purchase warrants exercisable through February 2004. The fair value of the warrants of $212,400 was charged to operations.

    In February 1999, the Company issued 3,500 warrants to a consultant. The fair value of the warrants of $25,685 is being charged to operations over a one-year period. The warrants have an exercise price of $2.50. The warrants expire in three years.

    In April 1999, the Company issued 50,000 warrants to various finders in connection with the issuance of the 11% Senior Convertible Discount Notes. The warrants are exercisable at $10.00 per share and expire on April 5, 2004. The fair value of the warrants of $352,000 is being charged to operations.

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    In April 1999, the Company issued 50,000 warrants to a horseracing track for services rendered. The warrants are exercisable at $11.50 per share and expire on March 25, 2004. The fair value of the warrants is $405,000 and is being charged to operations over the service period of three years.

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

    In June 1999, the Company issued 100,000 warrants to its joint venture partner in connection with the sale of common stock at a total price of $2,000,000 and the formation of a joint venture project. The warrants are exercisable at $19.50 per share and expire on June 8, 2004. The fair value of the warrants is $907,000 of which 50% was charged as financing costs and the remaining 50% charged against paid-in-capital.

    In August 1999, the Company issued 25,000 warrants to a horse racing track for services rendered. The warrants are exercisable at $7.93 per share and expire on August 3, 2002. The fair value of the warrants is $141,861 and is being charged to operations over the service period of three years.

    In January 2000, the Company issued 10,000 warrants to a horse racing track for services to be rendered. The warrants are exercisable at $4.28 per share and expire on December 31, 2005. The warrants vest on the first anniversary of issuance. The fair value of the warrants is $43,100 and is being charged to operations over the service period of five years.

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)

    Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                      WEIGHTED
                                                       WARRANTS    EXERCISE PRICE
                                                      ----------   --------------
Balance, December 31, 1997..........................   5,896,011       $ 3.48
Warrants issued.....................................   2,148,628       $ 2.90
Exercised...........................................    (375,000)      $ 3.07
                                                      ----------
Balance, December 31, 1998..........................   7,669,639       $ 3.33
Warrants issued.....................................     267,500       $13.23
Exercised...........................................  (1,079,575)      $ 3.03
                                                      ----------
Balance, December 31, 1999..........................   6,857,564       $ 3.76
Warrants issued.....................................      10,000       $ 4.28
Exercised...........................................     (12,227)      $ 0.39
                                                      ----------
Balance, December 31, 2000..........................   6,855,337       $ 3.76
                                                      ==========
Warrants exercisable at December 31, 2000...........   6,855,337       $ 3.76
                                                      ==========

    Additional information about outstanding warrants to purchase the Company's common stock at December 31, 2000 is as follows:

                                          WARRANTS OUTSTANDING AND EXERCISABLE
                                         ---------------------------------------
                                                      WEIGHTED AVG.     WEIGHTED
                                                        REMAINING         AVG.
                                          NUMBER     CONTRACTUAL LIFE   EXERCISE
                                         OF SHARES      (IN YEARS)       PRICE
                                         ---------   ----------------   --------
RANGE OF EXERCISE PRICES:
$0.01..................................      6,499         1.49          $ 0.01
$2.50..................................    805,710   Not determinable    $ 2.50
$2.50..................................  2,213,110         3.12          $ 2.50
$2.51 - 5.51...........................  3,605,018   Not determinable    $ 4.20
$5.51 and over.........................    225,000         2.81          $14.33
                                         ---------                       ------
Total..................................  6,855,337                       $ 3.76
                                         =========                       ======

D.  STOCK OPTIONS

    During 1998, the Company granted various stock options, as follows:

(1) On February 6, 1998, the Company issued options to purchase 500,000 shares of common stock at $2.50 per share of such amount, 205,000 options were issued to officers. Such options were fully vested upon issuance, but were not exercisable until February 1999, and expire on February 6, 2003. The Company has recorded the aggregate difference between the fair market value of the Company's common stock on the issuance date and the $2.50 exercise price of $828,151 as a charge to operations.

(2) On May 1, 1998, the Company issued a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1995 Stock Option Plan to purchase 75,000 shares

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) of common stock at an exercise price of $2.50 per share. The stock option vests in four equal annual installments commencing one year after the grant date, and is exercisable for a period of ten years. The Company has recorded a charge to deferred compensation of $323,438 to reflect the aggregate difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share, and is charging this amount to operations over the four year period beginning May 1, 1998. On May 1, 1998, the Company also issued a stock option to its newly-appointed Executive Vice President and Chief Financial Officer under the 1998 Stock Option Plan to purchase 5,000 shares of common stock at an exercise price of $2.50 per share. The stock option vested immediately and is exercisable for a period of five years. The aggregate difference between the fair market value of the Company's common stock on the grant date of $6.81 per share and the exercise price of $2.50 per share was $21,550, and was charged to operations.

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

(4) During July 1998, the Company issued a stock option to the Company's legal counsel, who acted as Secretary of the Company, to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The stock option vests monthly over the two year period beginning July 1998, and is exercisable for a period of ten years. The fair value of the stock option of $179,600 is being charged to operations over the two year period beginning July 1998. During December 1998, the Company also issued a stock option to its legal counsel to purchase 100 shares of common stock at an exercise price of $2.50 per share. The stock option vested immediately and is exercisable for a period of five years. The fair value of the stock option of $508 was charged to operations.

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

(3) Stock options were granted to a consultant to purchase 25,000 shares of common stock at an exercise price of $10.50. The fair value of these options was $257,750, and is being expensed over

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) the vesting period. These options vest ratably over two years commencing on the grant date. These options are exercisable for a period of ten years.

(4) Stock options were granted to a consultant to purchase 30,000 shares of common stock at an exercise price of $11.13. The fair value of these options was $238,927, and is being expensed over the vesting period. These options vest ratably over six months commencing on the grant date. These options are exercisable for a period of five years. Subsequently, the options were repriced to an exercise price of $5.31.

(5) Stock options were granted to a Director to purchase 40,000 shares of common stock at an exercise price of $7.00, the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

(6) Stock options were granted to a consultant to purchase 10,000 shares of common stock at an exercise price of $5.00, the fair market value on the date of grant. The fair value of these options was $47,287 which is being expensed over the vesting period. These options vest ratably over a ten month period are exercisable for a period of five years.

(7) Stock options were granted to a consultant to purchase 2,500 shares of common stock at an exercise price of $6.13, the fair market value on the date of grant. The fair value of these options was $14,808 which is being expensed over the vesting period. These options vest ratably over a six-month period are exercisable for a period of five years.

    In December 2000, the Company offered all of its employees, except for the Chief Executive Officer, the opportunity to reprice their current stock options to the then current market price in exchange for a 10% reduction in their base pay. Employees holding 744,417 stock options (including two of the Company's executive officers holding 425,200 stock options) accepted the Company's offer, and as such the options are subject to variable plan accounting and the Company recognized $129,527 in non-cash compensation during the year ended December 31, 2000 (including $62,786 relating to stock options repriced by two executives).

    During 2000, the Company granted various stock options, as follows:

(1) The Company issued stock options to three executives to purchase a total of 600,000 shares of common stock at an exercise price ranging from $4.88 to $4.94 per share, the fair market price at the date of grant. The stock options vest at specified dates during a period of four years and are exercisable for a period ranging from five of ten years. Subsequently, 200,000 of these options were canceled and 50,000 of these options were repriced to an exercise price of $0.69. As such, the repriced options are subject to variable plan accounting.

(2) The Company issued stock options to employees to purchase 733,349 shares of common stock at exercise prices ranging from $0.63 to $5.88 per share, the fair market price at the date of grant. These options vest over four years and are exercisable for a period of five years. Subsequently, 68,203 of these options were repriced to an exercise price of $0.69. As such, the repriced options are subject to variable plan accounting.

(3) Stock options were granted to various consultants to purchase 94,919 shares of common stock at an exercise price ranging from $0.63 to $5.88 per share, the fair market price at the date of grant. The fair value of these options was $272,829, and is being expensed over the vesting period. These

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) options vest over various periods ranging from one month to four years. These options are exercisable for a period ranging from five to ten years.

(4) Stock options were granted to five Directors to purchase 200,000 shares of common stock at an exercise price ranging from $4.78 to $4.94, the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years. Subsequently, 82,250 of these options were canceled.

    Information with respect to activity under the Stock Option Plans is summarized as follows:

                                                                       WEIGHTED
                                                            STOCK      EXERCISE
                                                           OPTIONS      PRICE
                                                          ----------   --------
Balance, December 31, 1997..............................   1,121,433    $2.64
Options granted.........................................     837,469    $2.65
Options terminated......................................     (44,690)   $2.93

Balance December 31, 1998...............................   1,914,212    $2.64
Options granted.........................................   1,057,550    $7.50
Options exercised.......................................    (275,372)   $2.53
Options terminated......................................    (261,159)   $8.29

Balance December 31, 1999...............................   2,435,231    $4.22
Options granted.........................................   1,648,268    $3.79
Options exercised.......................................    (147,725)   $2.52
Options terminated......................................  (1,333,453)   $5.16
                                                          ----------

Balance December 31, 2000...............................   2,602,321    $2.75
                                                          ==========
Options exercisable (vested) at December 31, 2000.......   1,595,951    $2.66
                                                          ==========

    Additional information about outstanding options to purchase the Company's common stock at December 31, 2000 is as follows:

                                                OPTIONS OUTSTANDING
                              --------------------------------------------------------
                                                       WEIGHTED AVG.                        OPTIONS EXERCISABLE
                                                         REMAINING                       --------------------------
                                     NUMBER             CONTRACTUAL     WEIGHTED AVG.     NUMBER     WEIGHTED AVG.
                                    OF SHARES         LIFE (IN YEARS)   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                              ---------------------   ---------------   --------------   ---------   --------------
RANGE OF EXERCISE PRICES:
$0.01 - 0.99................                829,655           4.8           $0.69          454,126       $0.69
$1.00 - 1.99................                 11,459          4.76           $1.70              834       $1.91
$2.00 - $249................                 92,442          4.94           $2.09            3,750       $2.03
$2.50 - 2.99................                740,589          3.86           $2.53          705,428       $2.51
$3.00.......................                146,432          5.89           $3.00           98,695       $3.00
$3.01 - $5.50...............                689,119          4.38           $4.87          258,743       $4.91
$5.51 - $15.81..............                 92,625          3.87           $7.67           74,375       $7.92
                              ---------------------       -------           -----        ---------       -----
Total.......................              2,602,321          4.64           $2.75        1,595,951       $2.66
                              =====================       =======           =====        =========       =====

                                YOUBET.COM, INC

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
    The Company accounts for stock options issued to officers and employees under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized. Options granted to outside directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards
No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company's Plans was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                           2000       1999       1998
                                                         --------   --------   --------
Expected life in years.................................    7.74          5          5
Risk free interest rate................................    6.00%      6.75%      6.75%
Dividend yield.........................................       0%         0%         0%
Expected volatility....................................   113.7%     101.7%      83.4%

    The weighted average fair value at the date of grant for stock options and warrants granted during 2000, 1999, and 1998 was $3.79 per option and $4.28 per warrant in 2000, $6.11 per option and $7.65 per warrant in 1999, and $3.88 per option and $2.84 per warrant in 1998.

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                          2000           1999           1998
                                       -----------   ------------   ------------
Net loss
  As reported........................  $(1,741,401)  $(24,486,268)  $(13,861,547)
  Pro forma..........................  $(4,309,989)  $(25,825,592)  $(15,389,025)
Net loss per share
  As reported........................  $     (0.09)  $      (1.45)  $      (1.32)
  Pro forma..........................  $     (0.22)  $      (1.52)  $      (1.46)

NOTE 8--CAPITAL AND OPERATING LEASES

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

                                YOUBET.COM, INC

NOTE 8--CAPITAL AND OPERATING LEASES (CONTINUED)
1998 under the restructured lease agreement. Future obligations under capital lease obligations are as follows:

YEAR ENDING DECEMBER 31,                                       AMOUNT
- ------------------------                                      --------
2001........................................................   $8,991
2002........................................................       --
                                                               ------
Total payments..............................................    8,991
Less: amount representing interest..........................       82
                                                               ------
Present value of minimum payments...........................   $8,909
                                                               ======

Current portion.............................................   $8,909
Long-term portion...........................................       --
                                                               ------
                                                               $8,909
                                                               ======

    On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments commenced July 13, 2000. Rent expense under this lease was $300,390 for the year ended December 31, 2000. In conjunction with this lease agreement, Youbet.com obtained a one-year $1,029,000 letter of credit, which is secured by cash. Youbet.com is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. Youbet.com completed construction on the Woodland Hills facility and moved its operations to that facility. Future obligations under these lease agreement are as follows:

YEAR ENDING DECEMBER 31,                                        AMOUNT
- ------------------------                                      ----------
2001........................................................  $  777,292
2002........................................................     753,703
2003........................................................     776,314
2004........................................................     799,603
2005........................................................     823,591
2006 and thereafter.........................................   3,078,637
                                                              ----------
                                                              $7,009,140
                                                              ==========

    In addition, the Company leases offices under an operating lease that expired on February 28, 2001. Rent expense under this lease was $279,750, $226,245, and $228,578 for the years ended December 31, 2000, 1999, and 1998, respectively. Under this non-cancelable lease, the Company is committed to future minimum payments of $45,542 through February 28, 2001.

                                YOUBET.COM, INC

NOTE 9--COMMITMENTS AND CONTINGENCIES

    The Company has entered into a Services Agreement with Fell and Company, which expires on June 30, 2001. This agreement calls for Robert Fell to be compensated at $237,000 per annum. (Additional details are described at Note 7b).

    The Company also entered into employment agreements with David M. Marshall and Russell M. Fine. Both employment agreements provided for terms of five years and compensation of $150,000 per annum, subject to cost of living increases.
Mr. Marshall resigned as an officer and director of the Company on December 31, 1999. Mr. Fine's agreement was terminated on May 3, 2000 and he resigned as a member of the Board of Directors and as the Chief Technology Officer.

    During June 1999, the Company amended its service agreements with Robert M. Fell, David M. Marshall, and Russell M. Fine. The amendment included a bonus award for the three officers when specified milestones are met. At June 30, 1999, two of the four milestones were met by the Company through the placement of the convertible note and the June public offering. As such, Robert M. Fell had earned bonuses totaling $420,000 which was applied against a note receivable due from the Robert M. Fell Living Trust. David M. Marshall and Russell M. Fine had earned bonuses totaling $150,000. These bonuses have been charged to operations. If the remaining milestones are achieved the Company would grant Robert M. Fell additional bonuses of $140,000 and David M. Marshall and Russell
M. Fine would receive additional bonuses of $150,000 each. These milestones were not achieved as of December 31, 2000.

    Effective May 3, 2000 Mr. Fine and Youbet.com entered into a consulting agreement pursuant to which Mr. Fine will provide consulting services to Youbet.com for a period of three years. For making his services available, Mr. Fine will receive a base fee of $182,500 per year and other miscellaneous benefits.

    Mr. Marshall terminated the agreement on December 31, 1999 pursuant to a provision which permitted David Marshall, Inc. to terminate the agreement at anytime on or after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet.com in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman and officer effective December 31, 1999. In accordance with the agreement, his salary and benefits will be paid through December 31, 2001.

    In April 2000, the Company renewed employment agreements with two officers. Both employment agreements expire on April 30, 2001 and provide for compensation of $175,000 per annum and $165,000 per annum respectively. The officers are also eligible to receive an annual bonus determined by the Board in its discretion. The amount of compensation was subsequently reduced by 10% in exchange of repricing of the stock options (see Note 7d).

    The Company entered into license agreements with service providers which require the payment of certain license fees based on usage levels and product sales. The Company is required to make minimum payments of $60,000 in 2001, and $50,000 in 2002.

NOTE 10--LEGAL PROCEEDINGS

    On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its contractual

                                YOUBET.COM, INC

NOTE 10--LEGAL PROCEEDINGS (CONTINUED)
obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

    On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles County District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California subscribers will not be allowed to place wagers on the You Bet Network. As of December 31, 2000, approximately 16% of Youbet.com's subscribers were from California.

NOTE 11--INCOME TAXES

    The Company has recorded a provision for current minimum state income taxes in the accompanying consolidated financial statements. At December 31, 2000, the Company has available Federal and State net operating loss carryforwards of approximately $46,586,000 and $31,303,000, respectively, for income tax purposes, which expire in varying amounts through 2020 for federal and 2005 for state purposes.

    The net operating loss carryforward generated a deferred tax asset of approximately $18,606,000 as of December 31, 2000. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided.