Form 10-Q
period 2001-03-31
YOUBET COM INC
filed 2001-05-14
CIK 814055

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 33-13789LA

YOUBET.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4627253 (I.R.S. Employer Identification No.)
5901 De Soto Avenue, Woodland Hills, California 91367
(Address of principal executive offices, including zip code)

(818) 668-2100
(Issuer's telephone number, including area code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 10, 2001, the issuer had 19,520,850 shares of common stock issued and outstanding.

YOUBET.COM, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED

MARCH 31, 2001

Part I. Financial Information

Item 1. Financial Statements

YOUBET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,799,319	$12,094,172
Restricted cash (Note 1)	107,867	107,867
Receivables	153,426	322,460
Interest and other receivables	237,289	490,692
Prepaid expenses	360,978	338,886

Total current assets	10,658,879	13,354,077

Property and equipment	9,720,538	9,349,774
Less: Accumulated depreciation and amortization	(2,485,912)	(2,077,275)

Property and equipment, net	7,234,626	7,272,499

Capitalized software (Note 2)	2,542,506	2,542,506
Restricted cash (Note 1)	812,938	920,805
Deposits and other	139,588	181,290

Total assets	$21,388,537	$24,271,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,014,459	$1,604,137
Accrued compensation and related items	304,672	403,588
Accrued expenses	1,758,568	1,587,042
Deferred revenues	8,665	7,113
Current portion of capitalized lease obligation	—	8,909

Total current liabilities	3,086,364	3,610,789

Total liabilities	3,086,364	3,610,789
Commitments and contingencies (Notes 1, 3, and 4)
Stockholders' equity:
Preferred stock, $.001 par value (aggregate liquidation preference of $0)—Authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.001 par value—Authorized 50,000,000 shares, 19,520,850 shares outstanding as of March 31, 2001, and December 31, 2000.	19,521	19,521
Additional paid-in capital	84,829,388	84,834,477
Accumulated deficit	(66,406,736)	(64,053,610)
Notes receivable from stockholders	(140,000)	(140,000)

Total stockholders' equity	18,302,173	20,660,388

Total liabilities and stockholders' equity	$21,388,537	$24,271,177

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Revenues	$1,647,765	$1,705,237
Operating expenses
Network operations	714,471	736,991
Research and development	713,523	619,575
Sales and marketing	1,063,930	1,634,256
General and administrative	1,185,788	1,564,199
Depreciation and amortization	493,358	208,859

Total operating expenses	4,171,070	4,763,880

Loss from operations	(2,523,305)	(3,058,643)
Other income (expense):
Interest income	176,058	784,684
Interest expense	(3,792)	(1,017,315)
Amortization of deferred financing costs	—	(79,926)
Fair value of warrants issued for financing costs	—	(12,570)
Other	(2,087)	(33,555)

Total other income (expense)	170,179	(358,682)

Loss before extraordinary item	(2,353,126)	(3,417,325)
Extraordinary item (Note 5)	—	429,633

Net loss	$(2,353,126)	$(2,987,692)

Basic and diluted:
Loss before extraordinary item per common share	$(0.12)	$(0.17)
Extraordinary item (Note 5)	—	0.02

Net loss per common share	$(0.12)	$(0.15)

Weighted average number of common shares outstanding	19,520,850	19,379,909

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(2,353,126)	$(2,987,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,358	208,859
Amortization of deferred financing costs	—	79,926
Extraordinary gain on repurchase of convertible notes	—	(429,633)
Interest accreted on note payable	—	1,016,271
Non-cash compensation	(5,090)	114,118
Loss on disposal of assets	3,296	—
Change in operating assets and liabilities:
Receivables	169,034	374,958
Prepaid expenses	(22,092)	(336,379)
Other current assets	253,403	(17,240)
Deposits and other	41,702	(433,571)
Accounts payable	(589,678)	(585,223)
Accrued compensation and related items	(98,916)	15,971
Other accrued expenses	171,526	(1,279,795)
Deferred revenues	1,552	(376,390)

Net cash used in operating activities	(1,935,031)	(4,635,820)

Cash flows from investing activities:
Restricted cash	107,867	(923,672)
Purchases of property and equipment	(458,780)	(1,019,526)

Net cash used in investing activities	(350,913)	(1,943,198)

Cash flows from financing activities:
Repurchase of convertible note	—	(2,977,600)
Proceeds from exercise of stock options and warrants	—	139,138
Increase in deferred financing costs	—	(166)
Payments on capitalized lease obligations	(8,909)	(12,457)

Net cash used in financing activities	(8,909)	(2,851,085)

Net decrease in cash and cash equivalents	(2,294,853)	(9,430,103)
Cash and cash equivalents at the beginning of the period	12,094,172	62,274,402

Cash and cash equivalents at the end of the period	$9,799,319	$52,844,299

Supplemental disclosure of cash flow information
Cash paid for interest	$3,792	$1,030

Non-cash investing and financing activities:
Non-cash compensation	$893	$146,536

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

SUMMARY OF ACCOUNTING POLICIES

THREE MONTHS ENDED MARCH 31, 2001

Organization and Basis of Presentation

Business

    Youbet.com, Inc. (the "Company") is a Delaware corporation. The Company is engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online live event wagering. The Company intends to establish itself as the leading global brand name for legal online live-event sports entertainment wagering and other forms of legal online gaming. The Company has initially focused its efforts primarily on the United States horse racing market, and its principal product, the You Bet Network, a PC-based system which allows a subscriber to transmit information and thereby facilitate wagers.

Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements for the three months ended March 31, 2001 and 2000 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and March 31, 2000, and its cash flows for the three months ended March 31, 2001 and March 31, 2000 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2001.

    Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Basic and Diluted Earnings (Loss) Per Share

    Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares that would be anti-dilutive. These dilutive securities were anti-dilutive in 2001 and 2000.

Concentration of Credit Risk

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31,

2001, the Company had uninsured cash and cash equivalents and restricted cash in the amount of $10,326,205.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

Notes to Unaudited Consolidated Financial Statements:

Note 1—Description of Property

    Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Woodland Hills, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company originally obtained a one-year $1,029,000 letter of credit, which is secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of March 31, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805 which is classified as restricted cash in the Company's accompanying unaudited financial statements.

Note 2—Capitalized Software

    As of March 31, 2001, the Company incurred approximately $2,543,000 in costs relating to the development of a new sport's platform. Management reviews unamortized capitalized software on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired. Amortization is recognized when the product is available for general release to the public.

Note 3—Stockholders' Equity

  During the three months ended March 31, 2001, the Company granted various stock options, as follows:

  (1)
  Stock options were granted to employees to purchase 34,250 shares of common stock at exercise prices ranging from $0.47 to $0.91, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years from the date of grant.

  (2)
  Stock options were granted to a consultant to purchase 1,251 shares of common stock at exercise prices ranging from $0.50 to $0.94, the fair market value at the date of grant. The fair value of these options of $893 is being charged to additional paid-in-capital. These options vest upon grant.

Note 4—Legal Proceedings

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

    From time to time the Company receives correspondence from various state governmental agencies inquiring into the legality of the Company's activities. The Company recently received such an inquiry from the Attorney General of the State of Michigan. The Company believes that its activities are in full compliance with applicable law.

Note 5—Notes Payable

    During the three months ended March 31, 2000, Youbet.com repurchased $4,000,000 of its 11% Senior Convertible Discount Notes ("Notes") for $2,977,600 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $124,000, was approximately $430,000.

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

Overview

    Youbet.com intends to establish itself as the leading global brand for legal online live event sports entertainment and wagering and other forms of legal online gaming. The Company has initially focused its efforts primarily on the United States horse racing industry. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

    Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The information is then transmitted electronically to a licensed account wagering entity, currently

Ladbroke USA ("Ladbroke"). Ladbroke accepts and processes the wager from its hub in Pennsylvania. After processing the wager, Ladbroke sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charges a monthly subscription fee, currently $5.95 per month. Second, it receives a fee from Ladbroke equal to fifty percent (50%) of the net commissions to Ladbroke derived from wagers placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

Consolidated Results of Operations—Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Revenues

    Revenues for the three months ended March 31, 2001 were $1,648,000, a decrease of $57,000 from $1,705,000 for the three months ended March 31, 2000. The decrease in revenues is due to Ladbroke not accepting wagers in 2001 from New Jersey customers at the request of the Attorney General of New Jersey. Revenue consists of the $5.95 monthly subscription fee, the commission on the gross amount of each wager placed by its subscribers, and sales of handicapping information.

Operating Expenses

    NETWORK OPERATIONS—Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. For the three months ended March 31, 2001, network operations costs decreased by $23,000 or 3% to $714,000 in 2001 from $737,000 in 2000. The decrease was mainly due to decreases in non-cash compensation which was partially offset by increases in telecommunication costs.

    RESEARCH AND DEVELOPMENT—Research and development costs consist primarily of salaries. For the three months ended March 31, 2001, research and development costs increased by $94,000 or 15% to $714,000 in 2001 from $620,000 in 2000. This increase resulted primarily from the hiring of developers and consultants and the continued development of the You Bet Network. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING—Sales and marketing expenses consist primarily of marketing program expense and salaries. For the three months ended March 31, 2001, sales and marketing expenses decreased by $570,000 or 35% to $1,064,000 in 2001 from $1,634,000 in 2000 mainly due to a reduction in expenditures on marketing programs.

    GENERAL AND ADMINISTRATIVE—General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the three months ended March 31, 2001, general and administrative expenses decreased by $378,000 or 24% to $1,186,000 in 2001 from $1,564,000 in 2000. The decrease resulted primarily from decreases in professional fees that were partially offset by increases in rents.

    DEPRECIATION AND AMORTIZATION—For the three months ended March 31, 2001, depreciation and amortization increased by $284,000 or 136% to $493,000 in 2001 from $209,000 in 2000. The increase was due to additional assets being placed in service relating to the You Bet Network and to the amortization of leasehold improvements relating to the Woodland Hills facility.

Other Income (Expense)

    INTEREST INCOME—For the three months ended March 31, 2001, interest income decreased by $609,000 or 78% to $176,000 in 2001 from $785,000 in 2000. The decrease is mainly due to lower cash balances being utilized for the period in 2001 as compared to 2000.

    INTEREST EXPENSE—For the three months ended March 31, 2001, interest expense decreased by $1,013,000 or 99% to $4,000 in 2001 from $1,017,000 in 2000. The decrease in interest expense is due to the Company's repurchase of its notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS—For the three months ended March 31, 2001, amortization of deferred financing costs decreased to $0 from $80,000 in 2000. The decrease is due to the Company's write-off of deferred financing costs relating to the repurchase of its notes during 2000.

Extraordinary Item

    NET GAIN ON NOTE REPURCHASE—For the three months ended March 31, 2001, net gain on note repurchase decreased to $0 in 2001 from $430,000 in 2000. The net gain in 2000 resulted from the repurchase of $4,000,0000 of the Company's notes for $2,978,000, which represented a discount to the accreted value of these notes at the date of repurchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of these notes at the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of approximately $124,000, was approximately $430,000.

Liquidity and Capital Resources

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At March 31, 2001, Youbet.com had $10,720,124 in cash and cash equivalents including $920,805 in restricted cash. Youbet.com's principal commitments consist primarily of approximately $3,100,000 in accounts payable and accruals.

    Net cash used in operating activities was $1,935,000 and $4,636,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in operating activities of $2,701,000 was mainly due to 1) a decrease in the loss before extraordinary item of $1,064,000, 2) payment of settlement costs of $1,308,000 in connection with the civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department in 2000, 3) a decrease in prepaids, other assets and receivables totaling $854,000, 4) an increase in other accrued expenses of $142,000, 5) a decrease in deferred revenues of $378,000 and 6) an increase in depreciation and amortization of $284,000. These changes were partially offset by 1) an increase in accrued interest on notes by $1,016,000, 2) an increase in non-cash compensation of $119,000, 3) an increase in accrued compensation of $115,000, and 4) an increase in amortization of deferred financing costs of $80,000.

    Net cash used in investing activities was $351,000 and $1,943,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in investing activities of $1,592,000 was mainly due to 1) restricted cash used in 2000 of $924,000, 2) restricted cash released in 2001 of $108,000, and 3) the Company's purchase of $459,000 in property and equipment in 2001, a decrease of $561,000 from 2000.

    Net cash used in financing activities was $9,000 and $2,851,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in financing activities of $2,842,000 was due to the Company's repurchase of its 11% Convertible Senior Discount Notes in 2000 for $2,978,000, which was partially offset by a decrease of $139,000 in proceeds from exercise of stock options and warrants.

    At March 31, 2001, the Company had net working capital of $7,572,515 compared to net working capital of $9,743,000 at December 31, 2000. The Company does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will incur capital expenditures and lease commitments consistent with Youbet.com's anticipated changes in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Company anticipates that, for the foreseeable future, its operating expenses will be a material use of cash resources. The Company believes, with its cost reduction program, that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The majority of the Company's cash equivalents are in bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its investments.

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

    From time to time the Company receives correspondence from various state governmental agencies inquiring into the legality of the Company's activities. The Company recently received such an inquiry from the Attorney General of the State of Michigan. The Company believes that its activities are in full compliance with applicable law.

Item 2. Changes in Securities

Issuance of Stock Options

  During the three months ended March 31, 2001, the Company granted various stock options, as follows:

  (1)
  Stock options were granted to employees to purchase 34,250 shares of common stock at exercise prices ranging from $0.47 to $0.91, the fair market value at the date of grant. These options vest over four years and are exercisable for a period of five years.

  (2)
  Stock options were granted to a consultant to purchase 1,251 shares of common stock at exercise prices ranging from $0.50 to $0.94, the fair market value at the date of grant. The fair value of these options of $893 is being charged to additional paid-in-capital. These options vest upon grant.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Youbet.com's stockholders during the quarter ended March 31, 2001.

Item 5. Other Information

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

Item 6. Exhibits and Reports On Form 8-K

(A)	Exhibits
The following exhibit are submitted herewith:
None
(B)	Reports On Form 8-K
There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
Date: May 10, 2001	By:	/s/ ROBERT M. FELL Robert M. Fell Chief Executive Officer and Chairman of the Board
Date: May 10, 2001	By:	/s/ PHILLIP C. HERMANN Phillip C. Hermann Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
YOUBET.COM, INC. INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
YOUBET.COM, INC. CONSOLIDATED BALANCE SHEETS
YOUBET.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
YOUBET.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
YOUBET.COM, INC. SUMMARY OF ACCOUNTING POLICIES THREE MONTHS ENDED MARCH 31, 2001
SIGNATURES