Form 10-Q
period 2001-06-30
YOUBET COM INC
filed 2001-08-14
CIK 814055

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
or
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 33-13789LA

YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5901 De Soto Avenue, Woodland Hills, California 91367
(Address of principal executive offices, including zip code)

(818) 668-2100
(Issuer's telephone number, including area code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2001, the issuer had 19,520,850 shares of common stock issued and outstanding.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2001

Part I. Financial Information

Item 1. Financial Statements

YOUBET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,254,755	$12,094,172
Restricted cash (Note 1)	107,867	107,867
Receivables	145,457	322,460
Interest and other receivables	39,053	490,692
Prepaid expenses	423,031	338,886

Total current assets	7,970,163	13,354,077

Property and equipment	9,783,713	9,349,774
Less: Accumulated depreciation and amortization	(2,974,528)	(2,077,275)

Property and equipment, net	6,809,185	7,272,499

Capitalized software (Note 2)	2,542,506	2,542,506
Licensing rights, net (Note 6)	2,803,822	—
Restricted cash (Note 1)	812,938	920,805
Deposits and other	115,919	181,290

Total assets	$21,054,533	$24,271,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$792,549	$1,604,137
Accrued compensation and related items	289,827	403,588
Accrued expenses	1,689,964	1,587,042
Deferred revenues	9,623	7,113
Current portion of capitalized lease obligation	—	8,909

Total current liabilities	2,781,963	3,610,789

Total liabilities	2,781,963	3,610,789
Commitments and contingencies (Notes 1, 4, and 6)
Stockholders' equity:
Preferred stock, $.001 par value (aggregate liquidation preference of $0) — Authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.001 par value — Authorized 50,000,000 shares, 19,520,850 shares outstanding as of June 30, 2001, and December 31, 2000	19,521	19,521
Additional paid-in capital	88,045,588	84,834,477
Accumulated deficit	(69,652,539)	(64,053,610)
Notes receivable from stockholders	(140,000)	(140,000)

Total stockholders' equity	18,272,570	20,660,388

Total liabilities and stockholders' equity	$21,054,533	$24,271,177

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2001	2000
Revenues	$1,717,162	$1,504,360
Operating expenses
Network operations	665,124	807,907
Research and development	709,007	732,152
Sales and marketing	1,557,719	1,695,807
General and administrative	1,505,301	1,505,783
Depreciation and amortization	623,983	265,891

Total operating expenses	5,061,134	5,007,540

Loss from operations	(3,343,972)	(3,503,180)
Other income (expense):
Interest income	106,784	825,228
Interest expense	(8,417)	(878,192)
Amortization of deferred financing costs	—	(54,006)
Fair value of warrants issued for financing costs	—	(12,570)
Other	(199)	285,089

Total other income (expense)	98,168	165,549

Loss before extraordinary item	(3,245,804)	(3,337,631)
Extraordinary item (Note 5)	—	6,858,205

Net income (loss)	$(3,245,804)	$3,520,574

Basic and diluted:
Loss before extraordinary item per common share	$(0.17)	$(0.17)
Extraordinary item (Note 5)	—	0.35

Net income (loss) per common share	$(0.17)	$0.18

Weighted average number of common shares outstanding	19,520,850	19,446,330

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Revenues	$3,364,927	$3,209,597
Operating expenses
Network operations	1,379,595	1,544,898
Research and development	1,422,530	1,351,764
Sales and marketing	2,621,649	3,330,063
General and administrative	2,691,089	3,069,983
Depreciation and amortization	1,117,341	474,750

Total operating expenses	9,232,204	9,771,458

Loss from operations	(5,867,277)	(6,561,861)
Other income (expense):
Interest income	282,842	1,609,912
Interest expense	(12,209)	(1,895,638)
Amortization of deferred financing costs	—	(133,931)
Fair value of warrants issued for financing costs	—	(25,140)
Other	(2,286)	251,667

Total other income (expense)	268,347	(193,130)

Loss before extraordinary item	(5,598,930)	(6,754,991)
Extraordinary item (Note 5)	—	7,287,838

Net income (loss)	$(5,598,930)	$532,847

Basic and diluted:
Loss before extraordinary item per common share	$(0.29)	$(0.35)
Extraordinary item (Note 5)	—	0.38

Net income (loss) per common share	$(0.29)	$0.03

Weighted average number of common shares outstanding	19,520,850	19,425,067

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income (loss)	$(5,598,930)	$532,847
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117,341	474,750
Amortization of deferred financing costs	—	133,931
Extraordinary gain on repurchase of convertible notes	—	(7,287,838)
Interest accreted on note payable	—	1,887,966
Non-cash compensation	300,984	272,730
Fair value of warrants issued for financing costs	—	25,140
Settlement with vendors	1,500	140,089
Loss on disposal of assets	2,536	—
Change in operating assets and liabilities:
Receivables	583,706	159,732
Prepaid expenses	(84,145)	(308,084)
Other current assets	44,935	296,391
Deposits and other	65,369	(94,973)
Accounts payable	(810,088)	(1,960,492)
Accrued compensation and related items	(373,430)	21,012
Other accrued expenses	362,822	(1,639,686)
Deferred revenues	2,511	(521,389)

Net cash used in operating activities	(4,384,889)	(7,867,874)

Cash flows from investing activities:
Restricted cash	107,867	(923,672)
Expenditures on capitalized software	—	(1,251,895)
Purchases of property and equipment	(553,486)	(1,773,973)

Net cash used in investing activities	(445,619)	(3,949,540)

Cash flows from financing activities:
Repurchase of convertible note	—	(12,878,975)
Proceeds from exercise of stock options and warrants	—	274,150
Increase in deferred financing costs	—	(167)
Payments on capitalized lease obligations	(8,909)	(25,143)

Net cash used in financing activities	(8,909)	(12,630,135)

Net decrease in cash and cash equivalents	(4,839,417)	(24,447,549)
Cash and cash equivalents at the beginning of the period	12,094,172	62,274,403

Cash and cash equivalents at the end of the period	$7,254,755	$37,826,854

Supplemental disclosure of cash flow information
Cash paid for interest	$12,209	$7,672

Non-cash investing and financing activities:
Issuance of warrants for licensing rights	$2,910,128	$—

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.

SUMMARY OF ACCOUNTING POLICIES

SIX MONTHS ENDED JUNE 30, 2001

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

    During the quarter ended June 30, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc., a wholly owned subsidiary of the Company. The Company expects operations in Oregon to commence during the third quarter of 2001. All of Youbet Oregon, Inc.'s operations, when they commence, will be presented on consolidated basis.

Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements for the three and six months ended June 30, 2001 and 2000 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and June 30, 2000, and its cash flows for the six months ended June 30, 2001 and June 30, 2000 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2001.

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

Concentration of Credit Risk

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2001, the Company had uninsured cash and cash equivalents and restricted cash in the amount of $7,764,008.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

Notes to Unaudited Consolidated Financial Statements:

Note 1—Description of Property

    Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Woodland Hills, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company originally obtained a one-year $1,029,000 letter of credit, which is secured by cash. The Company is obligated for the next ten years (from the initial date of the lease) to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of June 30, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805, which is classified as restricted cash in the Company's accompanying unaudited financial statements.

Note 2—Capitalized Software

    As of June 30, 2001, the Company incurred approximately $2,543,000 in costs relating to the development of a new sports platform. Management reviews unamortized capitalized software on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired. Amortization will be recognized when the product is available for general release to the public.

Note 3—Stockholders' Equity

Issuance of Stock Options

    During the six months ended June 30, 2001, the Company granted various stock options, as follows:

  (1)
  Stock options were granted to employees to purchase 297,082 shares of common stock at exercise prices ranging from $0.38 to $1.36, the fair market value at the date of grant. These options vest as follows; 121,354 vested upon grant, 121,353 vest one year after the date of grant, and 54,375 vest over four years. These options are exercisable for a period of five years from the date of grant.
  (2)
  Stock options were granted to executive officers to purchase 212,600 shares of common stock at an exercise price of $0.97, the fair market value at the date of grant. These options vest as follows; 106,300 vested upon grant, 106,300 vest one year after the date of grant. These options are exercisable for a period of ten years.
  (3)
  Stock options were granted to directors to purchase 120,000 shares of common stock at an exercise price of $0.4375, the fair market value at the date of grant. These options vest monthly over one year and are exercisable for a period of ten years.
  (4)
  Stock options were granted to consultants to purchase 10,627 shares of common stock at exercise prices ranging from $0.38 to $1.94, the fair market value at the date of grant. The fair value of these options of $6,064 is being expensed, with a credit to additional paid-in-capital.

    These options vest as follows; 5,002 upon grant, and 5,625 over a period of one year from the date of grant. These options are exercisable for a period of five years.

Issuance of warrants

    See Note-6 to the accompanying notes to the unaudited consolidated financial statements.

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

Note 5—Notes Payable

    During the six months ended June 30, 2000, Youbet.com repurchased $22,950,000 of its 11% Senior Convertible Discount Notes ("Notes") for $12,878,975 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $677,000, was approximately $7,288,000.

Note 6—Agreement with TVG

    In May 2001, Youbet.com entered into a warrant issuance agreement (the "Warrant Agreement") and a track content and patent license agreement (the "License Agreement") with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as TVG ("TVG"). These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use TVG's patented systems for making pari-mutuel wagers on horse races online and using telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase up to 51% of our outstanding common stock. The issuance of the second of these two warrants (the "Additional TVG Warrant") is subject to stockholder approval.

    The License Agreement remains in effect until the later of (i) May 18, 2011, (ii) the date of expiration of the last to expire of the TVG patents licensed to Youbet.com under the agreement, or (iii) the date on which the last of TVG's agreements with the TVG Exclusive Tracks expires (unless extended, TVG's agreements with the TVG Exclusive Tracks expire before May 18, 2011). The License Agreement may be terminated before the expiration of its term (a) by TVG, if Youbet.com has not opened its Oregon account wagering hub or other facility approved by TVG within 180 days after May 18, 2001, or ceases to operate the Oregon hub or another account wagering facility approved by TVG at any time thereafter during the term; (b) by TVG, in the event that Youbet.com brings any legal action against TVG or any of TVG's affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and (c) by either Youbet.com or TVG, in the event that the other party materially breaches the License Agreement without cure upon notice.

    The Company issued TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years.

    In consideration of the rights granted to Youbet.com under the License Agreement, Youbet.com has agreed to pay to TVG fees based on the handle generated by Youbet.com from wagering activity and to issue to TVG the warrants to purchase Youbet.com common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described above. The fees payable to TVG under the License Agreement have a two-tiered structure, based on whether or not Youbet.com's stockholders approve the issuance of the Additional TVG Warrant.

    As of June 30, 2001, Youbet.com recorded an accrual for the portion relating to the entire commissions earned on TVG exclusive tracks from May 21, 2001 through June 30, 2001 of approximately $144,000, which represents the amount owed to TVG if the Additional TVG Warrant is approved. If the shareholders do not approve the Additional TVG Warrant, Youbet would owe TVG an additional amount of approximately $429,000.

New Accounting Pronouncement

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Consolidated Results of Operations—Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

Revenues

    Revenues for the three months ended June 30, 2001 were $1,717,000, an increase of $213,000 from $1,504,000 for the three months ended June 30, 2000. The increase in revenues is due to an increase in the amount of wagers placed by Youbet.com subscribers, which was partially offset by a decrease in revenues due to Ladbroke not accepting wagers in 2001 from New Jersey customers at the request of the Attorney General of New Jersey. Revenue consists of the $5.95 monthly subscription fee, the commission on the gross amount of each wager placed by its subscribers, and sales of handicapping information.

Operating Expenses

    NETWORK OPERATIONS—Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. For the three months ended June 30, 2001, network operations costs decreased by $143,000 or 18% to $665,000 in 2001 from $808,000 in 2000. The decrease was mainly due to decreases in salaries which was partially offset by increases in telecommunication costs and non-cash compensation.

    RESEARCH AND DEVELOPMENT—Research and development costs consist primarily of salaries. For the three months ended June 30, 2001, research and development costs decreased by $23,000 or 3% to $709,000 in 2001 from $732,000 in 2000. This decrease resulted primarily from decreases in consulting expenses which was partially offset by increases in salaries and non-cash compensation. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING—Sales and marketing expenses consist primarily of marketing program expense and salaries. For the three months ended June 30, 2001, sales and marketing expenses decreased by $138,000 or 8% to $1,558,000 in 2001 from $1,696,000 in 2000 mainly due to a reduction in expenditures on marketing programs, and to a decrease in non-cash compensation. These decreases were partially offset by an increase in expenses relating to the TVG agreement.

    GENERAL AND ADMINISTRATIVE—General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the three months ended June 30, 2001, general and administrative expenses decreased by $1,000 to $1,505,000 in 2001 from $1,506,000 in 2000. The decrease resulted primarily from decreases in professional fees that were partially offset by increases in rents.

    DEPRECIATION AND AMORTIZATION—For the three months ended June 30, 2001, depreciation and amortization increased by $358,000 or 135% to $624,000 in 2001 from $266,000 in 2000. The increase was due to additional assets being placed in service relating to the You Bet Network and to the amortization of leasehold improvements relating to the Woodland Hills facility.

Other Income (Expense)

    INTEREST INCOME—For the three months ended June 30, 2001, interest income decreased by $718,000 or 87% to $107,000 in 2001 from $825,000 in 2000. The decrease is mainly due to lower cash balances being utilized for the period in 2001 as compared to 2000.

    INTEREST EXPENSE—For the three months ended June 30, 2001, interest expense decreased by $870,000 or 99% to $8,000 in 2001 from $878,000 in 2000. The decrease in interest expense is due to the Company's repurchase of its notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS—For the three months ended June 30, 2001, amortization of deferred financing costs decreased to $0 from $54,000 in 2000. The decrease is due to the Company's write-off of deferred financing costs relating to the repurchase of its notes during 2000.

Extraordinary Item

    NET GAIN ON NOTE REPURCHASE—For the three months ended June 30, 2001, net gain on note repurchase decreased to $0 in 2001 from $6,858,000 in 2000. The net gain in 2000 resulted from the repurchase of $18,950,000 of the Company's notes for $9,901,000, which represented a discount to the accreted value of these notes at the date of repurchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of these notes at the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of approximately $553,000, was approximately $6,858,000.

Consolidated Results of Operations—Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

Revenues

    Revenues for the six months ended June 30, 2001 were $3,365,000, an increase of $155,000 from $3,210,000 for the six months ended June 30, 2000. The increase in revenues is due an increase in the amount of wagers placed by Youbet.com subscribers, which was partially offset by a decrease in revenues due to Ladbroke not accepting wagers in 2001 from New Jersey customers at the request of the Attorney General of New Jersey.

Operating Expenses

    NETWORK OPERATIONS—Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. For the six months ended June 30, 2001, network operations costs decreased by $165,000 or 11% to $1,380,000 in 2001 from $1,545,000 in 2000. The decrease was mainly due to decreases in salaries, which was partially offset by increases in telecommunication costs.

    RESEARCH AND DEVELOPMENT—Research and development costs consist primarily of salaries. For the six months ended June 30, 2001, research and development costs increased by $71,000 or 5% to $1,423,000 in 2001 from $1,352,000 in 2000. This increase resulted primarily from the hiring of developers which was partially offset by decreases in consulting expenses, and by decreases in non-cash compensation. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING—Sales and marketing expenses consist primarily of marketing program expense and salaries. For the six months ended June 30, 2001, sales and marketing expenses decreased by $708,000 or 21% to $2,622,000 in 2001 from $3,330,000 in 2000 mainly due to a reduction in expenditures on marketing programs.

    GENERAL AND ADMINISTRATIVE—General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the six months ended June 30, 2001, general and administrative expenses decreased by $379,000 or 12% to $2,691,000 in 2001 from $3,070,000 in 2000. The decrease resulted primarily from decreases in professional fees that were partially offset by increases in rents.

    DEPRECIATION AND AMORTIZATION—For the six months ended June 30, 2001, depreciation and amortization increased by $642,000 or 135% to $1,117,000 in 2001 from $475,000 in 2000. The increase was due to additional assets being placed in service relating to the You Bet Network and to the amortization of leasehold improvements relating to the Woodland Hills facility.

Other Income (Expense)

    INTEREST INCOME—For the six months ended June 30, 2001, interest income decreased by $1,327,000 or 82% to $283,000 in 2001 from $1,610,000 in 2000. The decrease is mainly due to lower cash balances being utilized for the period in 2001 as compared to 2000.

    INTEREST EXPENSE—For the six months ended June 30, 2001, interest expense decreased by $1,884,000 or 99% to $12,000 in 2001 from $1,896,000 in 2000. The decrease in interest expense is due to the Company's repurchase of its notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS—For the six months ended June 30, 2001, amortization of deferred financing costs decreased to $0 from $134,000 in 2000. The decrease is due to the Company's write-off of deferred financing costs relating to the repurchase of its notes during 2000.

Extraordinary Item

    NET GAIN ON NOTE REPURCHASE—For the six months ended June 30, 2001, net gain on note repurchase decreased to $0 in 2001 from $7,288,000 in 2000. The net gain in 2000 resulted from the repurchase of $22,950,0000 of the Company's notes for $12,879,000, which represented a discount to the accreted value of these notes at the date of repurchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of these notes at the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of approximately $677,000, was approximately $7,288,000.

Liquidity and Capital Resources

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At June 30, 2001, Youbet.com had $8,176,000 in cash and cash equivalents including $921,000 in restricted cash. Youbet.com's principal commitments consist primarily of approximately $2,800,000 in accounts payable and accruals.

    Net cash used in operating activities was $4,385,000 and $7,868,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in operating activities of $3,483,000 was mainly due to 1) a decrease in the loss before extraordinary item of $1,156,000, 2) payment of settlement costs of $1,308,000 in connection with the civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department in 2000, 3) an increase in accounts payable of $1,150,000, 4) an increase in other accrued expenses of $695,000, 5) an increase in depreciation and amortization of $643,000, 6) a decrease in prepaids, other assets and receivables totaling $557,000, and 7) a decrease in deferred revenues of $524,000. These changes were partially offset by 1) an increase in accrued interest on notes by $1,888,000, 2) an increase in accrued compensation of $394,000, 3) a decrease in settlement with vendors of $139,000, and 4) an increase in amortization of deferred financing costs of $134,000.

    Net cash used in investing activities was $446,000 and $3,950,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in investing activities of $3,504,000 was mainly due to 1) the Company's purchase of $553,000 in property and equipment in 2001, a decrease of $1,220,000 from 2000, 2) the Company's expenditures on capitalized software of $1,252,000 in 2000, 3) restricted cash used in 2000 of $924,000, and 4) restricted cash released in 2001 of $108,000.

    Net cash used in financing activities was $9,000 and $12,630,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in financing activities of $12,621,000 was due to the Company's repurchase of its 11% Convertible Senior Discount Notes in

2000 for $12,879,000, which was partially offset by a decrease of $274,000 in proceeds from exercise of stock options and warrants.

    At June 30, 2001, the Company had net working capital of $5,188,000 compared to net working capital of $9,743,000 at December 31, 2000. The Company does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will incur capital expenditures and lease commitments consistent with Youbet.com's anticipated changes in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Company anticipates that, for the foreseeable future, its operating expenses will be a material use of cash resources. The Company believes, with its cost reduction program, that its existing cash will be sufficient to meet its anticipated cash needs for working capital and capital expenditures at least for the next twelve months.

New Accounting Pronouncement

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Item 2. Changes in Securities

Issuance of Stock Options

    During the six months ended June 30, 2001, the Company granted various stock options, as follows:

(1)
Stock options were granted to employees to purchase 297,082 shares of common stock at exercise prices ranging from $0.38 to $1.36, the fair market value at the date of grant. These options vest as follows; 121,354 vested upon grant, 121,353 vest one year after the date of grant, and 54,375 vest over four years. These options are exercisable for a period of five years from the date of grant.

(2)
Stock options were granted to executive officers to purchase 212,600 shares of common stock at an exercise price of $0.97, the fair market value at the date of grant. These options vest as follows; 106,300 vested upon grant, 106,300 vest one year after the date of grant. These options are exercisable for a period of ten years.

(3)
Stock options were granted to directors to purchase 120,000 shares of common stock at an exercise price of $0.4375, the fair market value at the date of grant. These options vest monthly over one year and are exercisable for a period of ten years.

(4)
Stock options were granted to consultants to purchase 10,627 shares of common stock at exercise prices ranging from $0.38 to $1.94, the fair market value at the date of grant. The fair value of these options of $6,064 is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 5,002 upon grant, and 5,625 over a period of one year from the date of grant. These options are exercisable for a period of five years.

Issuance of warrants

    See Note-6 to the accompanying notes to the unaudited consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Youbet.com's stockholders during the quarter ended June 30, 2001.

Item 5. Other Information

    During July 2001, Youbet.com received notification from The Nasdaq Stock Market that that the Listing Qualifications Panel of The Nasdaq Stock Market (the "Panel") has approved the Company's common stock to continue to be listed on the Nasdaq National Market, and that the Panel has closed the hearing file.

Item 6. Exhibits and Reports On Form 8-K

  (A)
  Exhibits

    The following exhibit are submitted herewith:

10.27	License and Content Agreement, dated May 18, 2001, by and between the TVG Parties and Youbet.com, Inc.
10.28	Warrant Issuance Agreement, dated May 18, 2001, by and between Youbet.com and TVG.
10.29	Letter agreements between Youbet.com and Fell & Company, Inc., dated May 9, 2001. and June 29, 2001.
  (B)
  Reports On Form 8-K

    Youbet.com filed a form 8-K dated May 25, 2001 with respect to the Company's formation of the strategic relationship with TVG, and with respect to the Company's receipt of a determination from Nasdaq that the Company has failed to maintain the minimum bid price and that the Company's securities are therefore subject to delisting.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
By:	/s/ ROBERT M. FELL Chief Executive Officer and Chairman of the Board
Date: August 10, 2001
By:	/s/ PHILLIP C. HERMANN Executive Vice President and Chief Financial Officer
Date: August 10, 2001

QuickLinks

  Item 1. Financial Statements
YOUBET.COM, INC. CONSOLIDATED BALANCE SHEETS
YOUBET.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
YOUBET.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
YOUBET.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
YOUBET.COM, INC. SUMMARY OF ACCOUNTING POLICIES SIX MONTHS ENDED JUNE 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURES