Form 10-Q
period 2001-09-30
YOUBET COM INC
filed 2001-11-14
CIK 814055

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 33-13789LA

YOUBET.COM
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-4627253 (I.R.S. Employer Identification Number)
5901 De Soto Avenue, Woodland Hills, California 91367 (Address of principal executive offices, including zip code)

(818) 668-2100
(Issuer's telephone number, including area code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No  Yes /x/  No / /

    As of November 12, 2001, the issuer had 19,537,950 shares of common stock issued and outstanding.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2001

Part I. Financial Information

Item 1. Financial Statements

YOUBET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,993,839	$12,094,172
Restricted cash (Note 1)	107,867	107,867
Receivables	432,015	322,460
Interest and other receivables	70,251	490,692
Prepaid expenses	341,947	338,886

Total current assets	5,945,919	13,354,077

Property and equipment	9,810,796	9,349,774
Less: Accumulated depreciation and amortization	(3,475,143)	(2,077,275)

Property and equipment, net	6,335,653	7,272,499

Capitalized software (Note 2)	2,542,506	2,542,506
Licensing rights, net (Note 6)	9,542,058	—
Restricted cash (Note 1)	812,938	920,805
Deposits and other	116,221	181,290

Total assets	$25,295,295	$24,271,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,317,211	$1,604,137
Accrued expenses	1,647,888	1,587,042
Customer deposits	107,191	—
Accrued compensation and related items	230,426	403,588
Track related liabilities	13,076	—
Deferred revenues	8,864	7,113
Current portion of capitalized lease obligation	—	8,909

Total current liabilities	3,324,656	3,610,789

Total liabilities	3,324,656	3,610,789
Commitments and contingencies (Notes 1,4, and 6)
Stockholders' equity:
Preferred stock, $.001 par value (aggregate liquidation preference of $0)—Authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.001 par value—Authorized 100,000,000 shares, 19,520,850 and 19,537,950 shares outstanding as of December 31, 2000 and September 30, 2001 respectively	19,537	19,521
Additional paid-in capital	95,471,870	84,834,477
Accumulated deficit	(73,380,768)	(64,053,610)
Note receivable from stockholder	(140,000)	(140,000)

Total stockholders' equity	21,970,639	20,660,388

Total liabilities and stockholders' equity	$25,295,295	$24,271,177

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2001	2000
Revenues	$1,129,925	$1,386,930
Operating expenses
Network operations	632,782	892,375
Research and development	709,796	948,796
Sales and marketing	1,112,248	1,259,901
General and administrative	1,639,943	1,852,083
Depreciation and amortization	816,608	300,996

Total operating expenses	4,911,377	5,254,151

Loss from operations	(3,781,452)	(3,867,221)
Other income (expense):
Interest income	61,953	604,741
Interest expense	(8,814)	(570,423)
Amortization of deferred financing costs	—	(41,990)
Fair value of warrants issued for financing costs	—	(12,570)
Other	84	(90,813)

Total other income (expense)	53,223	(111,055)

Net loss	$(3,728,229)	$(3,978,276)

Basic and diluted:
Net loss per common share	$(0.19)	$(0.20)

Weighted average number of common shares outstanding	19,522,523	19,513,733

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Revenues	$4,494,851	$4,596,527
Operating expenses
Network operations	2,012,376	2,437,273
Research and development	2,132,326	2,300,524
Sales and marketing	3,733,895	4,589,964
General and administrative	4,331,032	4,922,066
Depreciation and amortization	1,933,949	775,745

Total operating expenses	14,143,578	15,025,572

Loss from operations	(9,648,727)	(10,429,045)
Other income (expense):
Interest income	344,795	2,214,653
Interest expense	(21,023)	(2,466,061)
Amortization of deferred financing costs	—	(175,921)
Fair value of warrants issued for financing costs	—	(37,710)
Other	(2,203)	160,854

Total other income (expense)	321,569	(304,185)

Loss before extraordinary item	(9,327,158)	(10,733,230)
Extraordinary item (Note 5)	—	7,287,838

Net loss	$(9,327,158)	$(3,445,392)

Basic and diluted:
Loss before extraordinary item per common share	$(0.48)	$(0.55)
Extraordinary item (Note 5)	—	0.37

Net loss per common share	$(0.48)	$(0.18)

Weighted average number of common shares outstanding	19,521,414	19,454,623

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(9,327,158)	$(3,445,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,933,949	775,745
Amortization of deferred financing costs	—	175,921
Extraordinary gain on repurchase of convertible notes	—	(7,964,800)
Write-off of deferred financing costs relating to repurchase of convertible notes	—	676,962
Interest accreted on note payable	—	2,451,603
Non-cash compensation	661,253	534,599
Fair value of warrants issued for financing costs	—	37,710
Settlement with vendors	1,500	140,089
Loss on disposal of assets	2,536	99,991
Change in operating assets and liabilities:
Receivables	272,217	110,133
Prepaid expenses	(3,061)	(1,094,339)
Other current assets	39,019	261,309
Deposits and other	64,717	(115,461)
Accounts payable	(285,425)	(2,348,047)
Customer deposits	107,191	—
Accrued compensation and related items	(503,153)	74,565
Other accrued expenses	404,143	(1,626,966)
Deferred revenues	1,752	(521,007)

Net cash used in operating activities	(6,630,520)	(11,777,385)

Cash flows from investing activities:
Restricted cash	107,867	(923,672)
Expenditures on capitalized software	—	(2,199,436)
Purchases of property and equipment	(580,570)	(4,199,943)

Net cash used in investing activities	(472,703)	(7,323,051)

Cash flows from financing activities:
Repurchase of convertible note	—	(12,878,975)
Proceeds from exercise of stock options and warrants	11,799	379,365
Increase in deferred financing costs	—	(167)
Payments on capitalized lease obligations	(8,909)	(38,066)

Net cash provided by (used in) financing activities	2,890	(12,537,843)

Net decrease in cash and cash equivalents	(7,100,333)	(31,638,279)
Cash and cash equivalents at the beginning of the period	12,094,172	62,274,403

Cash and cash equivalents at the end of the period	$4,993,839	$30,636,124

Supplemental disclosure of cash flow information
Cash paid for interest	$18,487	$14,458

Non-cash investing and financing activities:
Issuance of warrants for licensing rights	$9,964,357	$—

See accompanying notes to unaudited consolidated financial statements.

YOUBET.COM, INC.
SUMMARY OF ACCOUNTING POLICIES
NINE MONTHS ENDED SEPTEMBER 30, 2001

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

    During the quarter ended June 30, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc., a wholly owned subsidiary of the Company. The Company commenced operations in Oregon during the third quarter of 2001. All of Youbet Oregon, Inc.'s operations are presented on consolidated basis. All intercompany transactions have been eliminated.

Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements for the three and nine months ended September 30, 2001 and 2000 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and September 30, 2000, and its cash flows for the nine months ended September 30, 2001 and September 30, 2000 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001 and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2001.

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

Concentration of Credit Risk

    The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2001, the Company had uninsured cash and cash equivalents and restricted cash in the amount of $5,447,707.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

Notes to Unaudited Consolidated Financial Statements:

Note 1—Description of Property

    Youbet.com's offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Woodland Hills, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company originally obtained a one-year $1,029,000 letter of credit, which is secured by cash. The Company is obligated for the next ten years (from the initial date of the lease) to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of September 30, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805, which is classified as restricted cash in the Company's accompanying unaudited financial statements.

    On July 1, 2001 the Company entered into a lease agreement for its Oregon facility. The base term of the lease is three years. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement.

Note 2—Capitalized Software

    As of September 30, 2001, the Company incurred approximately $2,543,000 in costs relating to the development of a new sports platform. Management reviews unamortized capitalized software on a quarterly basis and writes-off amounts capitalized when management believes the related assets have been impaired. Amortization will be recognized when the product is available for general release to the public.

Note 3—Stockholders' Equity

Issuance of Stock Options

    During the nine months ended September 30, 2001, the Company granted various stock options, as follows:

  (1)
  Stock options were granted to employees to purchase 598,232 shares of common stock at exercise prices ranging from $0.38 to $1.36, the fair market value at the date of grant. These options vest as follows; 121,291 vested upon grant, 45,000 vest six months after the date of grant, 121,291 vest one year after the date of grant, and 310,650 vest over four years. These options are exercisable for a period of five years.

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

  (4)
  Stock options were granted to consultants to purchase 14,378 shares of common stock at exercise prices ranging from $0.38 to $1.94, the fair market value at the date of grant. The fair value of these options of $13,321 is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 6,253 upon grant, and 8,125 over a period of one year from the date of grant. These options are exercisable for a period of five years.

Issuance of warrants

    During the nine months ended September 30, 2001, in connection with the TVG transaction, the Company issued two warrants to TVG to purchase up to 51% of the outstanding common stock. See Note-6 to the accompanying notes to the unaudited consolidated financial statements.

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

Note 5—Notes Payable

    During the nine months ended September 30, 2000, Youbet.com repurchased $22,950,000 of its 11% Senior Convertible Discount Notes ("Notes") for $12,878,975 which represented a discount to the accreted value of the notes at the date of purchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of $677,000, was approximately $7,288,000.

Note 6—Agreement with TVG

    In May 2001, Youbet.com entered into a warrant issuance agreement (the "Warrant Agreement") and a track content and patent license agreement (the "License Agreement") with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as TVG ("TVG"). These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use TVG's patented systems for making pari-mutuel wagers on horse races online and using telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase up to 51% of our outstanding common stock. The issuance of the second of these two warrants (the "Additional TVG Warrant") was subject to stockholder's approval, which was obtained on September 20, 2001.

    The License Agreement remains in effect until the later of (i) May 18, 2011, (ii) the date of expiration of the last to expire of the TVG patents licensed to Youbet.com under the agreement, or (iii) the date on which the last of TVG's agreements with the TVG Exclusive Tracks expires (unless extended, TVG's agreements with the TVG Exclusive Tracks expire before May 18, 2011). The License Agreement may be terminated before the expiration of its term (a) by TVG, if Youbet.com ceases to operate its Oregon account wagering hub or another account wagering facility approved by TVG at any time thereafter during the term; (b) by TVG, in the event that Youbet.com brings any legal action against TVG or any of TVG's affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and (c) by either Youbet.com or TVG, in the event that the other party materially breaches the License Agreement without cure upon notice.

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

    The Company issued TVG the additional warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years.

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

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

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

    Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a closed-loop private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the subscriber's computer. In addition, subscribers can use the You Bet Network to transmit information and thereby facilitate wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The wagering entity accepts and processes the wager. After processing the wager, the Company sends an electronic confirmation to the bettor through the You Bet Network. The round-trip time from information submission to acknowledgment is usually less than three seconds.

    Youbet.com currently derives revenue from the You Bet Network in three ways. First, it charged a monthly subscription fee of $5.95 per month until September 1, 2001 when the Company eliminated its $5.95 subscription fee and instead started charging a transaction fee of $0.25 per bet placed. Second, it receives commissions derived from wagers placed by Youbet.com subscribers. Third, it receives revenue from the sale of handicapping information.

Consolidated Results of Operations—Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

Revenues

    Revenues for the three months ended September 30, 2001 were $1,130,000, a decrease of $257,000 from $1,387,000 for the three months ended September 30, 2000. The decrease in revenues is mainly due to a decrease in the amount of wagers placed by Youbet.com subscribers, which was partially due to the non-acceptance of wagers in 2001 from New Jersey customers at the request of the Attorney General of New Jersey. Management also believes that the overall economic conditions and increased competition have also contributed to the decreases in net revenues.

Operating Expenses

    NETWORK OPERATIONS—Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. For the three months ended September 30, 2001, network operations costs decreased by $259,000 or 29% to $633,000 in 2001 from $892,000 in 2000. The decrease was mainly due to decreases in salaries and non-cash compensation, which was partially offset by increases in telecommunication costs.

    RESEARCH AND DEVELOPMENT—Research and development costs consist primarily of salaries. For the three months ended September 30, 2001, research and development costs decreased by $239,000 or 25% to $710,000 in 2001 from $949,000 in 2000. This decrease resulted primarily from decreases in consulting expenses and salaries, which was partially offset by increases in non-cash compensation. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING—Sales and marketing expenses consist primarily of marketing program expense and salaries. For the three months ended September 30, 2001, sales and marketing expenses decreased by $148,000 or 12% to $1,112,000 in 2001 from $1,260,000 in 2000 mainly due to a reduction in expenditures on marketing programs, and to decreases in salaries and non-cash compensation. These decreases were partially offset by an increase in expenses relating to the TVG agreement.

    GENERAL AND ADMINISTRATIVE—General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the three months ended September 30, 2001, general and administrative expenses decreased by $212,000 or 11% to $1,640,000 in 2001 from $1,852,000 in 2000. The decrease resulted primarily from decreases in professional fees that were partially offset by increases in non-cash compensation.

    DEPRECIATION AND AMORTIZATION—For the three months ended September 30, 2001, depreciation and amortization increased by $516,000 or 171% to $817,000 in 2001 from $301,000 in 2000. The increase was due to additional assets being placed in service relating to the You Bet Network, to the amortization of leasehold improvements relating to the Woodland Hills facility, and the amortization of licensing rights.

Other Income (Expense)

    INTEREST INCOME—For the three months ended September 30, 2001, interest income decreased by $543,000 or 90% to $62,000 in 2001 from $605,000 in 2000. The decrease is mainly due to lower cash balances being utilized for the period in 2001 as compared to 2000.

    INTEREST EXPENSE—For the three months ended September 30, 2001, interest expense decreased by $561,000 or 98% to $9,000 in 2001 from $570,000 in 2000. The decrease in interest expense is due to the Company's repurchase of its notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS—For the three months ended September 30, 2001, amortization of deferred financing costs decreased to $0 from $42,000 in 2000. The decrease is due to the Company's write-off of deferred financing costs relating to the repurchase of its notes during 2000.

Consolidated Results of Operations—Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

Revenues

    Revenues for the nine months ended September 30, 2001 were $4,495,000, a decrease of $102,000 from $4,597,000 for the nine months ended September 30, 2000. The decrease in revenues is mainly due a decrease in the amount of wagers placed by Youbet.com subscribers, which was partially due to the non-acceptance of wagers in 2001 from New Jersey customers at the request of the Attorney General of New Jersey. Management also believes that the overall economic conditions and increased competition have also contributed to the decreases in net revenues.

Operating Expenses

    NETWORK OPERATIONS—Network operations costs consist primarily of salaries, data center management and telecommunications including costs to support the closed-loop private network. For the nine months ended September 30, 2001, network operations costs decreased by $425,000 or 17% to $2,012,000 in 2001 from $2,437,000 in 2000. The decrease was mainly due to decreases in salaries, non-cash compensation, and in overhead expenses. These decreases were partially offset by increases in telecommunication costs.

    RESEARCH AND DEVELOPMENT—Research and development costs consist primarily of salaries. For the nine months ended September 30, 2001, research and development costs decreased by $169,000 or 7% to $2,132,000 in 2001 from $2,301,000 in 2000. This decrease resulted primarily from the hiring of developers and consultants in 2000, which was partially offset by increases in non-cash compensation in 2001. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

    SALES AND MARKETING—Sales and marketing expenses consist primarily of marketing program expense and salaries. For the nine months ended September 30, 2001, sales and marketing expenses decreased by $856,000 or 19% to $3,734,000 in 2001 from $4,590,000 in 2000 mainly due to a reduction in expenditures on marketing programs and related expenses, which was partially offset by increases in non-cash compensation.

    GENERAL AND ADMINISTRATIVE—General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the nine months ended September 30, 2001, general and administrative expenses decreased by $591,000 or 12% to $4,331,000 in 2001 from $4,922,000 in 2000. The decrease resulted primarily from decreases in professional fees that were partially offset by increases in rents and in non-cash compensation.

    DEPRECIATION AND AMORTIZATION—For the nine months ended September 30, 2001, depreciation and amortization increased by $1,158,000 or 149% to $1,934,000 in 2001 from $776,000 in 2000. The increase was due to additional assets being placed in service relating to the You Bet Network, to the amortization of leasehold improvements relating to the Woodland Hills facility, and to the amortization of licensing rights.

Other Income (Expense)

    INTEREST INCOME—For the nine months ended September 30, 2001, interest income decreased by $1,870,000 or 84% to $345,000 in 2001 from $2,215,000 in 2000. The decrease is mainly due to lower cash balances being utilized for the period in 2001 as compared to 2000.

    INTEREST EXPENSE—For the nine months ended September 30, 2001, interest expense decreased by $2,445,000 or 99% to $21,000 in 2001 from $2,466,000 in 2000. The decrease in interest expense is due to the Company's repurchase of its notes during 2000.

    AMORTIZATION OF DEFERRED FINANCING COSTS—For the nine months ended September 30, 2001, amortization of deferred financing costs decreased to $0 from $176,000 in 2000. The decrease is due to the Company's write-off of deferred financing costs relating to the repurchase of its notes during 2000.

Extraordinary Item

    NET GAIN ON NOTE REPURCHASE—For the nine months ended September 30, 2001, net gain on note repurchase decreased to $0 in 2001 from $7,288,000 in 2000. The net gain in 2000 resulted from the repurchase of $22,950,0000 of the Company's notes for $12,879,000, which represented a discount to the accreted value of these notes at the date of repurchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of these notes at the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized financing costs of approximately $677,000, was approximately $7,288,000.

Liquidity and Capital Resources

    The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated negative cash flow from operations since inception. At September 30, 2001, Youbet.com had $5,915,000 in cash and cash equivalents including $921,000 in restricted cash. Youbet.com's principal commitments consist primarily of approximately $3,325,000 in accounts payable and accruals.

    Net cash used in operating activities was $6,631,000 and $11,777,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in operating activities of $5,146,000 was mainly due to 1) a decrease in the loss before extraordinary item of $1,406,000, 2) payment of settlement costs of $1,308,000 in connection with the civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department in 2000, 3) an increase in accounts payable of $2,063,000, 4) an increase in other accrued expenses of $723,000, 5) an increase in depreciation and amortization of $1,158,000, 6) a decrease in prepaids and receivables totaling $1,253,000, and 7) a decrease in deferred revenues of $523,000. These changes were partially offset by 1) a decrease in accrued interest on notes by $2,452,000, 2) an increase in accrued compensation of

$578,000, 3) a decrease in settlement with vendors of $139,000, and 4) an increase in amortization of deferred financing costs of $176,000.

    Net cash used in investing activities was $473,000 and $7,323,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in 2001 from 2000 in cash used in investing activities of $6,850,000 was mainly due to 1) the Company's purchase of $581,000 in property and equipment in 2001, a decrease of $3,619,000 from 2000, 2) the Company's expenditures on capitalized software of $2,199,000 in 2000, 3) restricted cash used in 2000 of $924,000, and 4) restricted cash released in 2001 of $108,000.

    Net cash provided by financing activities was $3,000 for the nine months ended September 30, 2001 as compared to net cash used in financing activities of $12,538,000 for the same period in the prior year. The decrease of $12,541,000 from 2000 in cash used in financing activities was mainly due to the Company's repurchase of a portion of its 11% Convertible Senior Discount Notes in 2000 for $12,879,000, which was partially offset by a decrease of $368,000 in proceeds from exercise of stock options and warrants.

    At September 30, 2001, the Company had net working capital of $2,621,000 compared to net working capital of $9,743,000 at December 31, 2000. The Company does not currently have any material commitments for capital expenditures. However, Youbet.com anticipates that it will incur capital expenditures and lease commitments consistent with Youbet.com's anticipated changes in operations and infrastructure, including various capital expenditures associated with the expansion of operations into foreign markets. The Company anticipates that, for the foreseeable future, its operating expenses will be a material use of cash resources. Accordingly, in order for the Company to continue its operations as presently constituted and to fulfill its business plan, management believes that the Company will need to obtain additional working capital either in the form of debt, equity, or a combination thereof. No assurance can be given, however, that the Company will be successful in raising capital. Additionally, the Company has and is continuing to take steps to reduce its expenses without materially impacting its operations.

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

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The majority of the Company's cash equivalents are in bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its investments.

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

    Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Item 2. Changes in Securities

Issuance of Stock Options

    During the nine months ended September 30, 2001, the Company granted various stock options, as follows:

(1)
Stock options were granted to employees to purchase 598,232 shares of common stock at exercise prices ranging from $0.38 to $1.36, the fair market value at the date of grant. These options vest as follows; 121,291 vested upon grant, 45,000 vest six months after the date of grant, 121,291 vest one year after the date of grant, and 310,650 vest over four years. These options are exercisable for a period of five years.

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

(4)
Stock options were granted to consultants to purchase 14,378 shares of common stock at exercise prices ranging from $0.38 to $1.94, the fair market value at the date of grant. The fair value of these options of $13,321 is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 6,253 upon grant, and 8,125 over a period of one year from the date of grant. These options are exercisable for a period of five years.

Issuance of warrants

    See Note-6 to the accompanying notes to the unaudited consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

    Youbet.com held its Annual Meeting of Stockholders (the "Meeting") on September 20, 2001 in Woodland Hills, California, at which the Company's stockholders: (1) elected the nominated slate of four directors, each to serve until the next meeting or until his or her successor has been duly elected and qualified: Robert M. Fell, Caesar P. Kimmel, Chris J. McCarron, and William H. Roedy, (2) approved the proposal to authorize the issuance of a warrant pursuant to a warrant issuance agreement with TVG, (3) approved the proposal to amend our Certificate of Incorporation to increase our authorized common stock to 100,000,000 shares, (4) approved BDO Seidman, LLP as the

Company's independent public accountants and auditors for the fiscal year ending December 31, 2001, and (5) rejected a proposal to amend our Certificate of Incorporation to permit the redemption of shares of our outstanding capital stock from holders whose stockholdings might adversely affect our ability to receive or maintain account wagering licenses.

    Holders of record of the Company's common stock as of August 14, 2001 were entitled to vote at the meeting. On August 14, 2001, there were 19,520,850 shares of common stock outstanding and entitled to vote and 16,714,472 of such shares were represented at the Meeting. Of the shares cast, each of the directors received at least 67% in favor of his election. The shares cast for each director were as follows: Robert M. Fell: 15,037,407 for and 1,677,065 withheld; Caesar P. Kimmel: 13,162,979 for and 3,551,493 withheld; Chris J. McCarron: 15,049,707 for and 1,664,765 withheld; and William H. Roedy: 15,049,707 for and 1,664,765 withheld. For the proposal to authorize the issuance of a warrant pursuant to a warrant issuance agreement with TVG, the shares cast were 7,079,878 for, 95,065 against, 41,200 shares in abstention and 9,498,329 broker non-votes. The approval of the issuance of the warrant to TVG required an affirmative vote of a majority of the shares present or represented at the meeting and which are entitled to vote. With respect to this proposal, broker non-votes were shares not entitled to vote and were not counted either "for" or "against" this proposal. Abstentions had the same effect as votes against the proposal. For the proposal to amend our Certificate of Incorporation to increase our authorized common stock to 100,000,000 shares, the shares cast were 16,456,857 for, 241,805 against, and 15,810 shares in abstention. With respect to the approval of BDO Seidman, LLP, the shares cast were 16,654,309 for, 41,831 against and 18,332 shares in abstention. For the proposal to amend our Certificate of Incorporation to permit the redemption of shares of our outstanding capital stock from holders whose stockholdings might adversely affect our ability to receive or maintain account wagering licenses, the shares cast were 3,665,170 for, 3,529,113 against, 21,860 shares in abstention and 9,498,329 broker non-votes.

Item 5. Other Information

    Effective November 9, 2001, Mr. Robert Fell resigned as the Company's Chief Executive Officer. Mr. Fell will continue as Chairman of the Board of Directors. Executive Vice President and Chief Operating Officer Ronald W. Luniewski and Executive Vice President and Chief Financial Officer Phillip C. Hermann were appointed by the Company's Board of Directors to assume the roles of Co-Chief Executive Officers of the Company. Messers Luniewski and Hermann were also elected to serve on the Company's Board of Directors.

Item 6. Exhibits and Reports On Form 8-K

  (A)
  Exhibits

    The following exhibits are submitted herewith:

    3.1(a)  Amended and restated Certificate of Incorporation

  (B)
  Reports On Form 8-K

    There were no reports filed on form 8-K for the quarter ended September 30, 2001.

Signatures

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
Date: November 12, 2001	By:	/s/ PHILLIP C. HERMANN Phillip C. Hermann CO-CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
Date: November 12, 2001	By:	/s/ RONALD W. LUNIEWSKI Ronald W. Luniewski CO-CHIEF EXECUTIVE OFFICER

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports On Form 8-K
Signatures