Form 10-K
period 2001-12-31
YOUBET COM INC
filed 2002-04-15
CIK 814055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                   For the fiscal Year Ended December 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from              to
                                          ------------    ------------

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

                5901 De Soto Ave., Los Angeles, California 91367
          (Address of principal executive offices, including zip code)

                                 (818) 668-2100
              (Registrant's telephone number, including area code)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                    Common Stock, par value, $.001 per share

                                   -----------

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 2002 the issuer had 19,537,950 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of March 28, 2002 was approximately $11,997,369, based upon the closing market price of $0.65 on that date of a share of common stock as reported on the Nasdaq National Market.

================================================================================

                                Youbet.com, Inc.

                                                                                                          Page
                                                                                                          ----
                                PART I.
Item 1.      Description of Business....................................................................    3
Item 2.      Description of Property....................................................................   17
Item 3.      Legal Proceedings..........................................................................   17
Item 4.      Submission of Matters to a Vote of Security Holders........................................   18
                               PART II.
Item 5.      Market for Common Equity and Related Stockholder Matters...................................   18
Item 6.      Selected Financial Data....................................................................   20
Item 7.      Management's Discussion and Analysis.......................................................   20
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk..................................   27
Item 8.      Financial Statements.......................................................................   28
Item 9.      Changes in and Disagreement with Accountants on Accounting and Financial Disclosure........   28
                               PART III.
Item 10.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
             16(a) of Exchange..........................................................................   28
Item 11.     Executive Compensation.....................................................................   30
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................   35
Item 13.     Certain Relationships and Related Transactions.............................................   37
                               PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................   39
     (a)     1. Index to Financial Statements...........................................................   39
             2. Exhibits................................................................................   39
     (b)     Reports on Form 8-K........................................................................   40
Signatures..............................................................................................   41

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     Youbet.com, Inc. ("Youbet.com" or the "Company") has established itself as one of the leading global brand name for online live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, etc, is a large global industry which adapts well to the Internet space. The Company has initially focused on the United States horse wagering market and its principal product, the You Bet Network, a PC-based system which allows a customer to transmit information and thereby process wagers. The Company is working to expand the Youbet.com brand, product and services in the United States and overseas market. The Company currently provides its United States network members the ability to watch, access a comprehensive database of handicapping information and, in most states, the ability to wager on a wide selection of coast-to-coast thoroughbred, quarter horse, and harness horse racing, via its exclusive virtual private network. The You Bet Network is completely interactive and provides a real-time interactive audio video environment.

     The Company believes it is an innovator in the online live event wagering industry and intends to exploit the opportunities available to it in the United States and to pursue international markets aggressively. Future developments include enhancement and improvement of its existing products and technologies, development of new products and international expansion. To enhance and improve the You Bet Network, the Company has developed a web-based application "Youbet Express" which was launched in March 2001, and a state of the art phone wagering system which was launched in September 2001. Additionally, the Company is looking into improving its web content management and exploring other revenue streams.

     On August 2, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers is processed through Youbet Oregon, Inc., a wholly owned subsidiary of the Company. The Company commenced operations in Oregon during the third quarter of 2001.

     On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the acceptance by the Company of online and telephone horse racing pari-muteul wagering from California residents. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc. The Company also accepts and process wagers through another licensed account-wagering entity (see "Strategic Relationships - Magna").

     The Company believes that wagering on most forms of live sporting events is legal in many parts of Europe, Asia, Australia and Latin America. The amount wagered on horse racing, which is the Company's initial target market, is substantially larger overseas. For example, Youbet.com believes that, in Japan and Hong Kong, per capita wagering levels are significantly higher than in the United States.

     Sports wagering includes not only horse wagering, but also sporting events such as football, basketball, baseball, hockey, soccer, boxing, golf, car racing, dog racing and jai alai. Aside from horse racing, dog racing and jai alai ("pari-mutuel wagering") in the United States, other sports wagering is currently legal only in a few states. Overseas sports event wagering is estimated to be significantly greater than in the United States.

     In 2001 approximately 84% of United States horse wagering came from off-track betting. This movement to off-track betting began after off-track betting was introduced in the 1970s. Off-track wagering currently includes inter-track simulcasts, off-track betting facilities, telephone account wagering and with the introduction of the You

Bet Network and other similar companies, online wagering. This dramatic shift from on-track to off-track betting was driven by the public's desire to have convenient access to racing, the racing industry's ability to provide a service that met this need and the development of a system called "account wagering."

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

Growth Strategy

     Youbet.com's strategy is to continue establishing itself as one of the leading global brand name and technology for online live event entertainment, sports, horse racing, and other forms of online gaming. The principal elements of Youbet.com's strategy are as follows:

Make legal wagering convenient

     The Company believes that legal wagering on live events is an exciting activity which appeals to bettors of widely varying sophistication. The wagering opportunity enhances the experience of a sporting event. By making wagering more convenient for all types of bettors, Youbet.com hopes to increase the number of participants. For example, in horse racing, the Company hopes to increase the number and frequency of off-track bettors using the You Bet Network, and also increase the overall number of racing fans. For example, the Company intends to make wagering easier for sophisticated bettors by providing, in one easy-to-access and highly flexible format, all the data and analytical tools that existing bettors routinely assemble manually from a variety of sources. Newcomers to the sport are assisted by tutorials and introductory tools, together with a friendly and dedicated customer support staff. And, for all bettors, convenience and immediacy is greatly enhanced by allowing these activities to take place in familiar locations such as the home or office as opposed to the horse track, off-track betting locations or other simulcast venues. Additionally, the Company intends to enrich the experience by having creative contests and games for prizes and points. The Company believes all these activities will have a positive impact on the overall horse racing industry.

Increase legal wagering opportunities

     Live event wagering, like other forms of gaming, is most enjoyable when there is a wide variety of wagering options available, and when the stream of wagering decisions and wagering outcomes is as robust as possible. Online communications technology allows players to make more wagers on more events in a given time period than is possible through any other live event wagering alternative. For example, patrons at a horse track are limited to the races offered at that horse track only (or to the limited simulcast selection offered in addition). This provides fewer wagering opportunities than the You Bet Network, which offers racing content from more than 90 horse tracks (and growing). The You Bet Network provides as many as 25 races per hour, thus affording customers more opportunities than are available via other methods. Online technology also allows the execution of wagers to happen much faster than in person or over the phone (a very important advantage), and wins are instantly credited to the bettor's account and available to be wagered again. Finally, in addition to the number of races, online technology allows for a greater ease of wagering (including exotic wagers such as exactas, trifectas and quinellas) than can be accomplished by other means. Youbet.com intends to transport the technological and participatory innovations that are developed to other legal gaming venues.

Make legal wagering opportunities accessible to a broader audience

     The convenience of in-home wagering has encouraged the new bettor to become more active. In addition, the Company believes that its marketing activities have attracted consumers who have rarely or never wagered and that its easy-to-use product will allow them to realize the fun of wagering with a minimum of difficulty or intimidation. In this way, the Company hopes to expand the total wagering activity in the events it presents by lowering the challenges to participation by newcomers.

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

Exploit developments in technology

     Youbet.com's strategy is based upon being the first to bring a new technology in online communications to the horse racing market and other live event markets. The Company will continue to enhance and improve its existing products and technologies, and will carefully monitor developments in technology, which will make online live event wagering easier, faster and more entertaining. Youbet.com introduced a web-based product to simplify the process in addition to improving its web content management. The web based application "Youbet Express" was launched to the public in March 2001, and a state of the art phone wagering system was launched in September 2001. In addition, the Company continues to improve the quality and quantity of content provided to its customers as bandwidth to individual Internet users increases.

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

     The Internet is an Entertainment and Commerce Medium-The Internet has become an important medium for communication, news, entertainment and commerce. The two fundamental growth drivers are the Internet's ability to deliver information in ways that are not possible using traditional media sources such as broadcast or print media and the Internet has become a powerful and credible new commerce channel.

     Many Handicappers are already heavy PC users-The Company believes that the fact that handicappers use computers to access horse racing information is an indicator of the high likelihood that handicappers will be interested in utilizing advanced online wagering and information systems.

     Off-track wagering is the norm-Since the introduction of simulcasting in 1978 and the passage of the Interstate Horse Wagering Act, horse wagering has migrated away from the horse track. Handicappers prefer to place wagers at either remote sites or by phone because it is more convenient. This trend is expected to continue for the foreseeable future. Currently approximately 84% of all horse racing wagers are from remote locations.

     Handicappers value efficient execution-Fast execution of wagers as close to race start times as possible is imperative because it allows handicappers to place wagers based on the most up-to-date information. Consequently, systems that facilitate fast execution are of significant value to handicappers.

     Handicappers want entertainment and variety-The widespread popularity of closed circuit television coverage of horse racing at both on-track and off-track wagering facilities is a strong indicator of the high entertainment value that handicappers associate with watching horse racing. It is also important to note that one of the main benefits of multiple television coverage is the ability to watch and wager on races from a wide variety of horse tracks from a single location.

     Handicappers need data-The ability to interpret a wide range of both historical and current data about jockeys, horses, weather, the condition of the horse tracks and many other factors improves the handicapper's chance of winning. Consequently, handicappers, especially those with experience, will go to great lengths to acquire the most up-to-date data and will routinely draw from a wide variety of sources.

     Worldwide online wagering laws-The Company believes many countries have or are in the process of enacting laws and procedures for operating online wagering systems. Youbet.com believes that many horse racing fans would be interested, particularly if these online systems are perceived as reliable and legal, to view and wager on international horse racing and sporting events using an interactive online system.

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

The Youbet.com Solution

     Horse race wagering, as an industry, has evolved from predominantly on-track based to off-track betting and telephone wagering. The Company believes that its service is not only unique but also has the potential to revolutionize how handicappers and enthusiasts wager and watch horse racing events by offering significant advantages over traditional on-track and off-track options. Moreover, the underlying technology of the You Bet Network has been designed to be highly flexible and able to fully leverage the broad access and information distribution capabilities of an online environment. The Company's technology enables it to continue to add features to its network, to rapidly expand from its current coverage of United States based horse racing to the much larger international markets and into other live event wagering markets such as Europe, Asia, Australia and Latin America. Key benefits of the You Bet Network include:

     . Convenience, Ease of Use-Members can access the You Bet Network using a standard modem or high speed connection from home, the office or virtually any location where a computer has online access and it is legal to wager.

     . Efficient Execution-Handicappers can use the You Bet Network to transmit wagering instructions and receive confirmation in as little as three seconds and they will always know their account balance in addition to having full access to their account balance when making future wagers.

     . The Information Edge-The You Bet Network provides real time information from several leading companies and up to the minute odds on all wagers (see "Strategic Relationships").

     . Entertainment Value-Youbet.com believes its ability to seamlessly combine broadcast-quality graphics, live audio and video feeds, a broad range of tools to view handicapping information and analyze wagering odds as well as extensive handicapping information in an easy and flexible browser based interface is the key to providing this high degree of entertainment value. The Company currently provides this information on a real time basis from more than 90 horse tracks, and is actively expanding its relationship with additional horse tracks.

     . Benefits to Horse Tracks and Wagering Facilities-The Company believes that the You Bet Network will increase the number of handicappers involved in wagering on horse races and increase the frequency of play of current fans, and therefore prove beneficial to and grow the horse racing industry as a whole.

     Since mid-1995, Youbet.com has been engaged in developing the You Bet Network, its first service being offered to customers. The Company has incurred substantial software development costs since inception, which have been charged to operations as research and development costs.

     The You Bet Network

     In July 1998, the You Bet Network became fully operational and has processed over $250 million in handle (wagering).

     Availability of the You Bet Network

     The You Bet Network is normally available to customers 23 hours a day, seven days a week and offers customers support 15 hours a day, seven days a week. Live horse racing is available on the You Bet Network approximately 15 hours per day, depending on which horse tracks are running on a particular day. Access to handicapping information such as past performances, is available 23 hours a day and the availability to place wagers is subject, in most cases, to the actual horse tracks' time schedule of accepting wagers. If for any reason the You Bet Network is unavailable for a particular race or for any other reason whatsoever, Youbet.com customers can place wagers over the telephone by calling directly via a toll free number.

     Setting Up a You Bet Network Account

     To subscribe to the You Bet Network, a potential customer contacts Youbet.com, either on its website or its toll free number and opens an account. This account is used for the monthly subscription fee, if any, and for the purchasing of handicapping information. In order to access the You Bet Network, a customer can install CD-ROM software which Youbet.com provides at no additional charge. However, during March 2001, Youbet.com launched its web-based application "Youbet Express" which does not require the use of a CD-Rom. Once the customer installs the software and activates the service, the customer has access to simulcasts from the horse tracks and handicapping information. Wagering through the You Bet Network requires that a customer open a separate wagering account with Youbet Oregon, Inc., or with Magna (see "Strategic Relationships - Magna").

     Setting Up a Wagering Account

     In order to set up a wagering account, the Company requires that new customers provide a driver's license number, social security number, proof of age and state of residence. Once this information is verified, funds can be transferred by the customer into his or her wagering account. Youbet.com processes the opening of this account through a simple web interface. Several fund transfer methods are available to fund a customer's account. From this wagering account, the customer can have wagers processed by Youbet Oregon, Inc., the telephone or by Magna.

     Features of the You Bet Network

     The You Bet Network is provided through a secure, proprietary, closed-loop private online network which a customer can access via his or her Internet service provider. The high performance level of the You Bet Network in terms of audio, video, transaction processing and information delivery, improved reliability, and higher levels of security are made possible by the installation of Youbet.com's proprietary software. Specific features of the You Bet Network include:

     .    Wagering directly into horse track pools;

     .    Immediate access to wager results, payouts and account status;

     .    Over 90 horse tracks to choose from, many running simultaneously;

     .    Ability to play multiple horse tracks simultaneously;

     . Up-to-the-minute odds, probable payouts and late changes on the horse track;

     . Access to a vast database of handicapping and past performance information;

     . Real time streaming handicapping information from track correspondents;

     .    Live audio and video feed from the horse tracks;

     . Official programs and data on past performances including races, tracks, jockeys and horses;

     . Simple graphical user interfaces which simulate wagering at the horse track;

     . Summary of previous wagers placed by the customer and previous wagering results; and

     .    Sophisticated encryption technology.

     Youbet.com continues to negotiate contracts with numerous horse tracks and content and information providers to allow additional features and content to be added to the You Bet Network.

     How a Wager is Processed by the You Bet Network

     Customers can use the You Bet Network to process wagers, using the system's icon-driven menus to fill out an electronic wagering information ticket similar to a wagering ticket at a horse track. The wager is then transmitted electronically to a licensed account wagering entity. The customer's account is debited, the wager is placed at the host horse track and an electronic confirmation is sent to the customer through the You Bet Network. This entire process usually takes less than three seconds. The subsequent adjustment to the customer's account for winnings also usually takes less than three seconds after official winnings are posted at the horse track.

     Customer Service for the You Bet Network

     Youbet.com maintains and provides a high level of customer service and support for its customers. Customer service representatives are available from 7:00 a.m. to 10:00 p.m. Pacific Time, seven days a week, to provide assistance via email or toll free number. Customer service representatives handle all questions relating to the You Bet Network, including how to install Youbet.com's software, how to place a wager and how to find desired features or information on the You Bet Network. Customer service will also process a customer's credit card information over the telephone to initially set up an account. Customer service hours have been set by the Company according to the hours when it is likely that online activity will take place. The Company intends to continue to devote the resources necessary to maintain this high level of customer service.

     Pricing for the You Bet Network

     Youbet.com charged a monthly service subscription fee of $5.95 for access to the You Bet Network until September 1, 2001, when the Company eliminated its $5.95 subscription fee and instead started charging a transaction fee of $0.25 per bet placed. Beginning November 2001, the transaction fee was waived. The Company also charges for additional handicapping information such as past performances, tip sheets and horse racing analysis, which are billed separately on a monthly basis.

     Revenue Sources from the You Bet Network

     Pari-mutuel operators typically take a percentage as a commission prior to distributing payoffs to the winners. Pari-mutuel operators also bring additional wagers into a horse track pool from off-track sources. Youbet.com receives a commission fee for wagers placed through Youbet Oregon, Inc., based on a percentage of wagers placed. The Company also receives from Magna's Pennsylvania hub a commission equal to fifty percent (50%) of the net commissions to Magna derived from wagers placed by the Company's customers who have wagers placed through Magna. This fee from Magna includes not only a percentage of net commissions for wagers facilitated by the You Bet Network, but also each wager by a Youbet.com customer which is placed by phone with Magna. These commissions comprise Youbet.com's primary revenue stream. Additional revenues are generated from monthly subscription fees (which have been waived since September 1, 2001), transaction fees (which have been waived since November 2001), and the sale of handicapping information and other value added services such as past performances of various tracks, jockeys or horses.

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

     Youbet.com has been marketing to the horse racing enthusiast audience for over three years through various media channels. Youbet.com takes an integrated marketing approach to reach its audience through radio, direct mail, print and online efforts. An integrated approach allows the company to capitalize on these efforts to reach its target market. Horseracing radio programs provide a message into the market that than can be re-enforced through Youbet.com's other media efforts. Direct mail consists of various correspondences with prospective customers who fit into Youbet.com's target audience. Print supports direct mail efforts and provides Youbet.com the opportunity to rotate various messages to it's target market, such as product benefits, contests and promotions. Print efforts include horse racing enthusiast magazines and newspapers. Online efforts (including email, banners, Youbet.com's website and promotional devises) provide campaign support through the Internet to existing and potential customers. In addition, strategic alliances with other horse racing related websites have enabled Youbet.com to reach additional customers. The Youbet.com website has been a key vehicle to promote various marketing efforts and campaigns.

     Youbet.com's current marketing goal is to provide a strong focus on the web-based product that was introduced in March 2001. The Company has positioned itself as a leader in online horse racing entertainment by offering online tournaments and contests for a variety of prizes (including everything from cash to computers). Additionally, Youbet.com develops internal marketing programs to increase its customer base. For example, the "Tell-A-Friend" program allows current customers to earn cash by referring new customers. Research and customer analysis has enabled Youbet.com to learn key information which leads to better efforts in reaching and retaining its customers.

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

Strategic Relationships

     The Company has domestic agreements with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as TVG ("TVG"), Magna (who owns a wagering hub in Pennsylvania, owns and/or operates several racetracks in the United States including Santa Anita Park and Gulfstream Park, and owns a competitive service, XpressBet), Daily Racing Form, Equibase (the industry's leading source of racing information), The United States Trotting Association (the industry's leading source of standardbred racing information), AT&T and Axcis Information Network, Inc. (the industry's leading provider of harness racing handicapping information).

TVG

     In May 2001, Youbet.com entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement (the "Warrant Agreement") with TVG. These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase common stock of the Company as described below.

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

     In consideration of the rights granted to Youbet.com under the License Agreement, Youbet.com has agreed to pay to TVG fees based on the handle generated by Youbet.com from wagering activity and to issue to TVG the warrants to purchase Youbet.com common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below (see "Competition"). The TVG fees are as follows:

     . With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks only. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet.com network.

     . With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet.com with respect to such wagers.

     . With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle (including wagers processed through Magna).

     The License Agreement also provides that Youbet.com will pay to TVG the following fees:

     . At such time as Youbet.com opens its own account wagering facility, with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet.com will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet.com, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

     . Commencing with the opening of Youbet.com's own account wagering facility, with respect to account wagers processed through Magna, Youbet.com will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet.com is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet.com is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

     . Commencing with the first calendar quarter in which Youbet.com achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

     . With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and
          (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

     . With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in other states other, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

     . With respect to account wagers on races conducted at non-TVG Exclusive Tracks from Youbet.com customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet.com will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG Exclusive Tracks and Youbet.com's partner tracks located within the 25-mile radius.

     The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years.

     The Company issued to TVG the Additional TVG Warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

Magna

     In June 1997, the Company entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both of which were subsidiaries of Ladbroke USA (collectively, "Ladbroke"), which expires in January 2003. During 2001, Ladbroke was acquired by Magna Entertainment, Corp., ("Magna"). Under the agreement, the Company provides Magna with an interactive graphics interface to the You Bet Network through which Youbet.com's customers who have established accounts with Magna's Call-A-Bet System in Pennsylvania are able to communicate interactively with Magna using their PCs to transmit wagering information to Magna.

     Magna provides simulcast signals and pari-mutuel wagering from more than 60 horse racing venues throughout the United States, including most major horse tracks. Since 1983, Magna has offered telephone wagering through Magna's Call-A-Bet System, one of the nation's largest account wagering systems. Youbet.com's agreement with Magna enables the Company's customers to place wagers through Magna's Call-A-Bet System. The agreement also provides for the Company to receive a fee from Magna equal to fifty percent (50%) of the net commissions to Magna derived from wagers placed by Youbet.com customers who use the Call-A-Bet System either through the computer graphics interface provided by Youbet.com or more traditional telephone communication.

     Magna, one of the largest operators of premier horse racetracks in the United States, acquires, develops and operates horse racetracks and related pari-mutuel wagering operations. These racetrack, include Santa Anita Park, Golden Gate Fields and Bay Meadows Racecourse in California, Gulfstream Park in Florida, Remington Park in Oklahoma, Thistledown in Ohio and Great Lakes Downs in Michigan (see "Competition").

     Other Strategic Relationships

     In March 1996, Equibase Company signed a five-year license agreement, terminable upon 30 days written notice, with Youbet.com which allows the Company to produce products and services from Equibase's data and sell programs, past performances and a wide variety of horse racing information products to Youbet.com's customers. Equibase is the official "thoroughbred industry owned" database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of

North America. The agreement provides that the Company will pay Equibase fees for individual product sales subject to a minimum monthly fee. This agreement has expired and is currently on month-to-month basis.

     In March 1998, the United States Trotting Association, USTA, entered into an agreement with the Company, terminable upon 30 days written notice, to provide past performance information related to horse racing. Youbet.com pays a monthly minimum fee as well as a separate fee for each downloaded horse track program. The USTA is now in its sixty second year of operations promoting the standardbred breed of horses.

     In September 1999, Axcis Information Network, Inc. ("Axcis") entered into a three-year agreement with the Company, terminable upon 90 days written notice. The agreement allows the Company to provide its customers with racing handicapping information. The agreement provides that the Company will pay Axcis fees for individual product sales subject to a minimum monthly fee.

     In May 2000, AT&T entered into an agreement with Youbet.com to provide Internet service, ATM (Asynchronous Transfer Mode) service and local and long distance telephone service. The Internet service delivers video, audio, data and Web pages to customers of the Youbet Network. The ATM service provides high-speed links to Youbet's information partners over AT&T private network. The agreement provides that the Company will pay a monthly fee for use of the AT&T services. The services are delivered on a fully redundant high speed fiber optic ACCURING. AT&T functions as the primary network provider for the Company.

     In January 2001, the Daily Racing Form ("DRF"), entered into a five-year agreement with Youbet.com allowing Youbet.com to place propriety links (links in non-traditional advertising space) to its website on DRF's website. The agreement provides that the Company will pay DRF a marketing fee for customers who are acquired from the DRF website. In return, DRF pays the Company a percentage of information purchases made on the DRF website by Youbet.com customers.

     In April 2002, Churchill Downs, Inc., ("Churchill"), entered into a one-year co-marketing agreement with Youbet.com whereby the Company will be the official online wagering platform of Churchill and the Kentucky Derby. Additional sponsorship benefits include the participation in direct mail programs targeting Churchill customers with Kentucky addresses; graphic links on Churchill's website(s) (which comprises Churchill Downs, Hollywood Park, Arlington Park, and the Kentucky Derby); the Company's right to promote the Youbet Network on the Churchill Downs race signal to approximately 1,000 nationwide outlets, and print advertising in official race programs at Churchill Downs.

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

     Television Games Network ("TVG") is a competitor in the domestic interactive pari-mutuel gaming market, which is owned by Gemstar-TV Guide International, Inc. Television Games Network is a 24-hour national racing channel for distribution over cable and Satellite TV, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. In June 2000, TVG launched an Internet based wagering product and accepts wagers from twelve states. The Television Games Network has announced that it has formed exclusive relationships with a number of major United States horse tracks (see "Strategic Relationships - TVG").

     During January 2002, Magna announced the introduction of a new online wagering platform, XpressBet, which allows customers to place wagers online throughout North America, where permitted by law (see "Strategic Relationships - Magna").

     The Company is also aware of several other companies, such as Winticket, that the Company considers domestic competitors which offers live video and wagering services to U.S. residents. Winticket has formed non-exclusive relationships with many of the same tracks that Youbet.com offers on the You Bet Network, and allows wagering via the telephone and PC.

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

Government Regulation and Legislation

     Gaming activities are subject to extensive statutory and regulatory control by both state and federal authorities, and are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. These changes may impact the operations of the Company in a materially adverse way. To the extent that Youbet.com's facilities are used by customers to place intrastate or interstate wagers or the Company receives commissions derived from such wagers, various statutes and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for the You Bet Network.

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

     In 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate (but ultimately not enacted) would have prohibited on-line and Internet gaming with specified exceptions, including exceptions for certain horse race wagering and certain "closed-loop" on-line systems. However, the latter exceptions were narrow. Senator Kyl reintroduced a new version of his on-line and Internet Gambling Prohibition Act of 1999. This 1999 Kyl bill (S.
692) contained more broadly drafted exceptions than the 1998 Kyl bill. If it were enacted in the form in which it was approved by the Senate on November 11, 1999, the Company does not believe that the bill would have had a material adverse effect on Youbet.com's business. Specifically, the bill provided for federal prohibition on Internet gambling but permitted interstate wagering on horse racing in a closed-loop, customer-based system. The bet or wager must be
(1) regulated by the state where the wager is received, (2) placed in a closed-loop, customer based system, (3) initiated from a state allowing pari-mutual wagers, (4) received in a state where such betting is lawful, (5) in accordance with the Interstate Horse Racing Act, and (6) in accordance with other regulations in the state where originated. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R.
3125) with similar language as the Kyl bill. On April 6, 2000, the House Judiciary Committee passed the Goodlatte bill. On July 18, 2000 the full House of Representatives failed to pass a version of the Goodlatte bill under a "suspension of rules" procedure. Although a majority of the members of the House of Representatives voted in favor of the bill, it failed to receive the two-thirds vote necessary to pass the bill using this procedure. The version of the bill considered by the house would have allowed the states to regulate or prohibit on-line pari-mutuel wagering. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress; many states have considered and are considering interactive and Internet gaming legislations and regulations which may not be worded so as to permit Youbet.com's business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on Youbet.com's business.

     In December 2000 the Interstate Horseracing Act was amended to make clear that legal pari-mutuel wagers transmitted by an individual in one state via telephone or another electronic media and accepted by an off-track betting system in the same or another state are within the protections provided by the Act where such wagers are lawful in each state.

     As a result of an investigation that commenced in 1999, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. As part of the settlement, the Company agreed that until California law is clarified, California customers would not be allowed to place wagers on the You Bet Network. On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the Company to accept online and telephone horse racing pari-muteul wagering from California residents.

     From time to time the Company receives correspondence from various state governmental agencies inquiring into the legality of the Company's activities. During 2001, the Company recently received such an inquiry from the Attorney General of the State of Michigan. The Company believes that its activities are in full compliance with applicable law. Also, during October 2000, the Company was notified by Magna that, at the request of the Attorney General of New Jersey, Magna would no longer accept wagers from New Jersey residents.

     International expansion of the You Bet Network may be subject to regulation in those countries in which it is made available. The Company believes that it can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering, such as South America, Australia, Asia and Europe. However, the Company may not be able to obtain the approvals necessary to market its services in such jurisdictions.

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

     The Company's business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, and financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

Employees

     As of March 29, 2002, the Company had 76 employees. The Company has never had a work stoppage, and no employees are represented by a union. Youbet.com considers its relations with its employees to be good. The Company believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of its senior management and key technical personnel.

ITEM 2. DESCRIPTION OF PROPERTY

     Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Los Angeles, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company obtained a one-year $1,029,000 letter of credit, which was secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of December 31, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805, which is classified as restricted cash in the Company's accompanying audited consolidated financial statements. The Company did not renew the letter of credit when it expired on March 28, 2002 and as such the landlord drew $920,805 against the letter of credit and is holding the monies as a deposit. Management intends to obtain a new letter of credit to replace the prior one. Upon replacement of the letter of credit, the landlord will refund the aforementioned deposit to the Company.

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

     The Company received correspondence from the Business Software Alliance ("BSA") alleging the Company had used or installed unauthorized copies of software products on its computers. In their correspondence, BSA proposed to settle their claims against the Company for a settlement amount of $824,000, based on twice the alleged value of the unauthorized software installed. Management believes that the BSA claims are substantially overstated. Management cannot predict the outcome of this claim.

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. The Company has entered into negotiations with the vendor, and management cannot predict the outcome of these negotiations

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Youbet.com's stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Commencing June 18, 1999, the common stock of Youbet.com began trading on the Nasdaq National Market under the symbol "UBET".

     During February 2002, Youbet.com received notification from The Nasdaq Stock Market that it is not in compliance with the National Market's listing maintenance standard regarding minimum bid prices. This standard requires that the Company's common stock maintain a minimum bid price of at least $1.00 per share. In order to comply with this standard, the Company's common stock must have a minimum bid price of at least $1.00 for 10 consecutive trading days prior to May 15, 2002. If the Company is unable to demonstrate compliance with this standard on or before May 15, 2002 the Nasdaq Stock Market will seek to delist the company's common stock from the Nasdaq National Market. At that time the company may appeal the delisting to the Listing Qualifications Panel of The Nasdaq Stock Market.

     If the Company is not in compliance by May 15, 2002, the Company may apply to transfer its securities to the Nasdaq SmallCap Market. If the transfer application is approved, the Company will have until August 13, 2002, to comply with the minimum bid requirement. In addition, the Company may be eligible to transfer back to the Nasdaq National Market, if it achieves compliance with the minimum bid price and other continued listing requirements of the Nasdaq National Market. There can be no assurance that the Company will be able to maintain its listing on the Nasdaq National Market or on the Nasdaq SmallCap Market.

                                                                 High       Low
                                                                 -----     -----
Year Ended December 31, 2001:
Three months ended-
March 31, 2001 .............................................     $1.06     $ .41
June 30, 2001 ..............................................      1.36       .38
September 30, 2001 .........................................      1.69       .87
December 31, 2001 ..........................................      1.12       .45
Year Ended December 31, 2000:
Three months ended-
March 31, 2000 .............................................     $7.38     $3.75

June 30, 2000 ..............................................      4.69      1.69
September 30, 2000 .........................................      4.62      1.44
December 31, 2000 ..........................................      2.00       .38

     As of February 27, 2002, the Company had 333 stockholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

     Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Presently no preferred outstanding. The Company has never declared or paid any dividends on its common stock. The Company intends to retain any future earnings for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. The Company's ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities which may contain covenants restricting the payment of cash dividends.

Recent Sales of Unregistered Securities

     The Company issued TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share expiring on May 18, 2004. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and it is being amortized over three years.

     The Company issued TVG the additional warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and it is being amortized over three years. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

     During 2001, the Company issued 17,100 shares of common stock on the exercise of stock options with an exercise price of $0.69, generating proceeds to the Company of $11,799.

     On March 21, 2002, and in connection with the Company's Security Purchase Agreement (see "Liquidity and Capital Resources"), the Company issued 750,000 warrants to eight investors to purchase up to 750,000 shares of the Company's common stock at $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and cashless exercise feature.

ITEM 6. SELECTED FINANCIAL DATA

                                                            Fiscal Years Ended December 31,
                                         ----------------------------------------------------------------------
                                            1997           1998          1999           2000           2001
                                         ----------    -----------    -----------    -----------    -----------
                                                         (in thousands, except per share data)
Income Statement Data:
  Revenue ............................   $        0    $       264    $     3,774    $     5,992    $     6,324
  Operating Loss .....................       (6,918)       (11,096)       (23,027)       (16,210)       (15,144)
  Interest income (expense), net .....         (389)          (261)          (686)          (435)           348
  Other ..............................      (12,100)        (2,502)          (771)           (92)            (3)
                                         ----------    -----------    -----------    -----------    -----------
  Loss before income taxes and
     extraordinary item ..............      (19,407)       (13,859)       (24,484)       (16,737)       (14,798)
  Income taxes .......................          (10)            (2)            (2)            (1)            (1)
                                         ----------    -----------    -----------    -----------    -----------
  Loss before extraordinary item .....      (19,417)       (13,862)       (24,486)       (16,737)       (14,799)
  Extraordinary item .................            0              0              0         14,996              0
                                         ----------    -----------    -----------    -----------    -----------
  Net loss ...........................   $  (19,417)   $   (13,862)   $   (24,486)   $    (1,741)   $   (14,799)
                                         ==========    ===========    ===========    ===========    ===========

Per Share Data:
  Loss before extraordinary item .....   $    (3.06)   $     (1.32)   $     (1.45)   $     (0.86)   $     (0.76)
  Extraordinary item .................            0              0              0    $      0.77              0
                                         ----------    -----------    -----------    -----------    -----------
  Net loss ...........................   $    (3.06)   $     (1.32)   $     (1.45)   $     (0.09)   $     (0.76)
                                         ==========    ===========    ===========    ===========    ===========
  Weighted average shares
     outstanding .....................    6,355,352     10,534,905     16,937,700     19,471,175     19,525,582
Balance Sheet Data:
  Working capital ....................   $   (2,739)   $     1,925    $    56,848    $     9,743    $       806
  Total assets .......................        1,004          4,653         66,858         24,271         19,886
  Long-term debt .....................            0             60         39,822              0              0
  Shareholders equity ................       (1,848)         2,793         20,915         20,660         16,251

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The following discussion and analysis of Youbet.com's financial condition and results of operations should be read in conjunction with Youbet.com's Consolidated Financial Statements and other financial information included herein. This Management's Discussion and Analysis of Financial Condition and Result of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

     This Annual Report on Form 10-K for the year ended December 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Going Concern

     The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's certified public accountants have included an explanatory paragraph in their report which indicates there is substantial doubt about the Company's ability to continue as a going concern (see Note 1 to the consolidated financial statements for additional information). The Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as to fund its expansion plans consistent with Youbet.com's anticipated changes in operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing. The Company is exploring various alternatives to raise this additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the consolidated financial statements that might result from the outcome of this uncertainty.

Overview

     Youbet.com intends to establish itself as one of the leading global brand name for online live event sports entertainment wagering and other forms of online gaming. The Company has initially focused its efforts primarily on the United States horse racing industry. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

     Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a virtual private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the customer's computer. In addition, customers can use the You Bet Network to process wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The wager is then transmitted electronically to a licensed account wagering entity. The customer's account is debited, the wager is placed at the host horse track and an electronic confirmation is sent to the customer through the You Bet Network. This entire process usually takes less than three seconds. The subsequent adjustment to the customer's account for winnings also usually takes less than three seconds after official winnings are posted at the race track.

     Youbet.com derives revenue from the You Bet Network in three ways. First, it charged a monthly subscription fee of $5.95 per month until September 1, 2001 when the Company eliminated its $5.95 subscription fee and instead started charging a transaction fee of $0.25 per bet placed. Beginning November 2001, the transaction fee was waived. Second, it receives commissions derived from wagers placed by Youbet.com customers. Third, it receives revenue from the sale of handicapping information.

     The Company had 75 employees as of December 31, 2001. Management also implemented a cost reduction program throughout the Company in 2001 which management believes will continue to reduce operating expenses in fiscal 2002 as compared to fiscal 2001.

     The Company also receives commission revenues from its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs to the tracks, TVG, taxes and fees as Sales and Marketing expenses.

     Youbet.com has incurred significant losses since inception, and as of December 31, 2001 had an accumulated deficit of $78,853,000. Included in this accumulated deficit is $24,713,000 in non-cash expenses related to the recording of the fair value of warrants and stock options charged to operations, discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and the release of forfeiture provisions on certain shares of common stock. The recognition of these non-cash expenses did not affect working capital, net stockholders' equity (deficiency) or cash flows. The Company does not expect that these types of costs will continue at the previous levels.

     In June 1997, the Company and Magna (formerly Ladbroke - see "Strategic Relationships") entered into a Telecommunication Facilitation Agreement which expires in January 2003. Under the agreement, Youbet.com provides Magna with an interactive graphics interface to the You Bet Network whereby Youbet.com's customers who have established accounts with Magna's Call-A-Bet System in Pennsylvania are able to communicate interactively with Magna using their PCs to transmit wagering information to Magna. The agreement provides for the Company to receive a fee from Magna equal to fifty percent (50%) of the net commissions to Magna derived from wagers placed by Youbet.com customers who use the Call-A-Bet System either through the computer graphics interface provided by the Company or more traditional telephone communication.

     On August 2, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc., a wholly owned subsidiary of the Company. The Company commenced operations in Oregon during the third quarter of 2001. All of Youbet Oregon, Inc.'s operations are presented on consolidated basis. All intercompany transactions have been eliminated.

     On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the Company to accept online and telephone horse racing pari-mutuel wagering from California residents. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc.

Critical Accounting Policies

Revenues

     The Company receives commission revenues through its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs as Sales and Marketing expenses. In addition, the Company recognizes net commissions earned on wagers as revenue as wagers are placed at third party wagering facilities. The Company also recognizes revenue from subscription fees as earned on a monthly basis, transaction fees as incurred, and from the sale of handicapping information as purchased by customers.

Licensing Rights

     The company recorded deferred licensing rights based on the fair value of the warrants issued, using the Black-Scholes option pricing model (see Note-3). The licensing rights are being amortized over a three year period. At December 31, 2001, the accumulated amortization of the warrants totaled $1,326,144. We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluation.

Consolidated Results of Operations-Years Ended December 31, 2001, 2000, and
1999.

Revenues

     Revenues for the year ended December 31, 2001 were $6,324,000, an increase of $332,000 from $5,992,000 in 2000. Revenues increased in 2000 by 59% from $3,774,000 during 1999. Commission revenue, which represents the Company's share of the commission on the gross amount of each wager placed by its customers for 2001, 2000 and 1999 were $5,493,000, $4,934,000, and $3,239,000, respectively.
The increase in commission revenue in 2001 was partially offset by decreases in subscription fees due to the Company's waiver of such fees since September 1, 2001.

Operating Expenses

     Network Operations-Network operations costs consist primarily of salaries, data center management and telecommunications costs. Network operations costs decreased by $896,000 or 27% to $2,371,000 in 2001 from $3,267,000 in 2000, and increased by $1,162,000 or 55% in 2000 from $2,105,000 in 1999 reflecting the development and expansion of the You Bet Network during 2000.

     Research and Development-Research and development costs consist primarily of salaries. Research and development costs decreased by $1,252,000 or 33% to $2,525,000 in 2001 from $3,777,000 in 2000, and increased by $1,404,000 or 59%
in 2000 from $2,373,000 in 1999. The decrease in 2001 resulted from lower costs of developers and consultants. The increase in 2000 resulted mainly from increased costs of developers and consultants, the continued development of the You Bet Network, and the development of Youbet Express which was launched in March 2001. The Company will continue to invest in the development of the You Bet Network and other projects, which it believes are of value and critical to achieving its strategic objectives.

     Sales and Marketing-Sales and marketing expenses consist primarily of marketing program expense, commissions, and salaries. Sales and marketing expenses decreased by $1,302,000 or 21% to $4,925,000 in 2001 from $6,227,000 in
2000, and decreased by $8,235,000 or 57% in 2000 from $14,462,000 in 1999. The decrease in sales and marketing reflects a reduction in marketing programs. The decrease in 2001 was partially offset by increased costs relating to the Oregon hub, track related commissions, and commissions paid to TVG. Marketing activities during 1999 included the rollout of direct marketing, television and radio advertising campaigns. In addition, Youbet.com incurred greater direct mailing costs and media advertising during 1999. Sales and marketing expenses include non-cash compensation of $256,000, $446,000 and $401,000 in 2001, 2000
and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the repricing of stock options to employees.

     General and Administrative-General and administrative expenses consist principally of salaries, facilities expenses, legal and accounting, investor relations and the write-off of capitalized software. General and administrative expenses increased by $529,000 or 7% to $8,317,000 in 2001 from $7,788,000 in 2000, and increased by $407,000 or 6% in 2000 from $7,381,000 in
1999. The increase in 2001 resulted primarily from the write-off of $2,543,000 in capitalized software costs and severance costs which were partially offset by lower legal and professional fees. The Company developed an on-line sports event wagering platform and has been seeking a strategic partner. During the forth quarter of 2001, management decided to focus the Company's resources on the horse wagering market and its principal product, the Youbet Network. Accordingly, management cannot determine the future economic value of the capitalized software and has written-off previously capitalized costs of $2,543,000 as of December 31, 2001. The increase in 2000 resulted primarily from the write-off of expenditures relating to the Argentina agreement with Ladbroke which was not consummated, higher compensation, legal and professional fees. General and administrative expenses include non-cash compensation of $121,000, $221,000 and $1,567,000 in 2001, 2000 and 1999, respectively, the result of issuance of warrants and options to third-party consultants or the repricing of stock options to employees.

     Depreciation and Amortization-Depreciation and amortization increased by $2,187,000 or 191% to $3,330,000 in 2001 from $1,143,000 in 2000, and increased by $664,000 or 138% in 2000 from $480,000 in 1999. The increase in depreciation and amortization was due to additional assets being placed in service relating to the You Bet Network in, the amortization of leasehold improvement relating to the Los Angeles facility in 2001, and the amortization of licensing rights in 2001.

Loss from Operations

     As described above, Youbet.com has made a significant investment in developing The You Bet Network to maintain its technological advantage and to brand and market the service. The loss from operations for the year ended December 31, 2001 decreased by $1,066,000 or 7% to $15,144,000 in 2001 from
$16,210,000 in 2000, and decreased by $6,817,000 or 30% in 2000 from $23,027,000 in 1999. The decrease in 2001 is mainly due to higher revenues and decrease in sales and marketing, research and development, and network operations. These decreases were partially offset by the write-off of $2,543,000 in capitalized software costs. The decrease in 2000 is mainly due to higher revenues and decrease in sales and marketing which was partially offset by increases in network operations and research and development. The Company expects to incur significant losses at least through 2002. However, management implemented a cost reduction program throughout the Company in 2001 which management believes will continue to reduce operating expenses in fiscal 2002 as compared to fiscal 2001 (see "Going Concern"above).

Other Income (Expense)

     Non-Cash Equity Transactions-Non-cash equity transactions consist of the recording of the discount on conversion of bridge loans, accounts payable and employee deferred salaries into common stock and warrants, and release of forfeiture provisions on common stock. Non-cash equity transactions decreased to $0 in 2001 from $46,000 in 2000, and decreased by $445,000 or 91% in 2000 from
$491,000 in 1999. During the year ended December 31, 1999, these costs consisted solely of $491,000 for financing costs.

     Net Interest Income (Expense)-Net interest income in 2001 was $348,000 as compared to net interest expense of $435,000 in 2000. Interest expense decreased by $251,000 or 37% to $435,000 in 2000 from $686,000 in 1999. The decrease in interest expense is the result of the repurchase of the 11% Senior Convertible Discount Notes in 2000 which was partially offset by lower cash available due to the utilization of cash to support the Company's operations.

Extraordinary Item

     During the year ended December 31, 2000, Youbet.com repurchased all of its $45,500,000 notes for

$26,409,000 which represented a discount to the accreted value of the notes at the date of repurchase, therefore, a gain was realized on the difference between the amount paid and the accreted value of the notes on the date of repurchase. The amount of the gain, net of the proportionate write-off of unamortized deferred financing costs of $1,237,000, was approximately $14,996,000.

Income Taxes

     At December 31, 2001, Youbet.com has available federal and state net operating loss carryforwards of $56,077,000 and $35,818,000, respectively, for income tax purposes, which expire in varying amounts through 2021 for federal and 2006 for state purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $22,232,000 as of December 31, 2001. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under the Federal Tax Law Internal Revenue Code Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.

Selected Unaudited Quarterly Results of Operations

     In the opinion of management, the accompanying unaudited quarterly financial statements presented below include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with generally accepted accounting principles. These quarterly financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report for Form 10-K for the year ended December 31, 2001. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

                                                                     Fiscal Quarters Ended,
                                          -------------------------------------------------------------------------------
                                                           2000                                     2001
                                          --------------------------------------   --------------------------------------
                                          Mar. 31   June 30   Sept. 30   Dec. 31   Mar. 31   June 30   Sept. 30   Dec. 31
                                          -------   -------   --------   -------   -------   -------   --------   -------
                                                                           (in thousands)
Revenues...............................   $ 1,705   $ 1,504   $ 1,387    $ 1,396   $ 1,648   $ 1,717   $ 1,130    $ 1,829
Operating expenses:
   Network operations..................       737       808       892        830       714       665       633        359
   Research and Development............       620       732       949      1,476       714       709       710        393
   Sales and marketing.................     1,634     1,696     1,260      1,637     1,064     1,558     1,112      1,191
   General and administrative..........     1,564     1,506     1,852      2,866     1,186     1,505     1,640      3,986
   Depreciation and amortization.......       209       265       301        368       493       624       816      1,396
                                          -------   -------   -------    -------   -------   -------   -------    -------
Total operating expenses...............     4,764     5,007     5,254      7,177     4,171     5,061     4,911      7,325
                                          -------   -------   -------    -------   -------   -------   -------    -------
Loss from operations...................    (3,059)   (3,503)   (3,867)    (5,781)   (2,523)   (3,344)   (3,781)    (5,496)
Net interest income (expense)..........      (233)      (53)       34       (183)      172        98        53         24
Other income (expense).................      (126)      219      (145)       (40)       (2)       --        --         --
                                          -------   -------   -------    -------   -------   -------   -------    -------
Loss before extraordinary item.........    (3,418)   (3,337)   (3,978)    (6,004)   (2,353)   (3,246)   (3,728)    (5,472)
Extraordinary item.....................       430     6,858        --      7,708        --        --        --         --
                                          -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss)......................   $(2,988)  $ 3,521   $(3,978)   $ 1,704   $(2,353)  $(3,246)  $(3,728)   $(5,472)
                                          =======   =======   =======    =======   =======   =======   =======    =======

Loss per common share-basic and
   diluted before extraordinary item...   $ (0.18)  $ (0.17)  $ (0.20)   $ (0.31)  $ (0.12)  $ (0.17)  $ (0.19)   $ (0.28)
Extraordinary item.....................      0.03      0.35        --       0.40        --        --        --         --
                                          -------   -------   -------    -------   -------   -------   -------    -------
Net income (loss) per common
   Share-basic and diluted.............   $ (0.15)  $  0.18   $ (0.20)   $  0.09   $ (0.12)  $ (0.17)  $ (0.19)   $ (0.28)
                                          =======   =======   =======    =======   =======   =======   =======    =======

     During the quarter ended December 31, 2001, management decided to focus the Company's resources on the horse wagering market and its principal product, the Youbet Network. Accordingly, management cannot determine the future economic value of the capitalized software and has written-off previously capitalized costs of $2,543,000 as of December 31, 2001. During the quarter ended December 31, 2000, the Company wrote-off capitalized expenditures relating to the Argentina agreement with Ladbroke which was not consummated. During the quarters ended December 31, 2000, June 30, 2000, and March 31, 2000, the Company's quarterly results presented above include extraordinary gain from the Company's re-purchase of its 11% Senior Convertible Discount Notes.

Liquidity and Capital Resources

     The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has generated only negative cash flow from operations since inception. At December 31, 2001 Youbet.com had $3,561,000 in cash and cash equivalents. Youbet.com's principal commitments consist of obligations under operating leases.

     At December 31, 2001, the Company had net working capital of $806,000 compared to net working capital of $9,743,000 at December 31, 2000. The Company incurred net losses from operations for the years ended December 31, 2001, 2000 and 1999, and needs to raise additional funds to accomplish its objectives. The Company's independent certified public accountants have included an explanatory paragraph in their report, which indicates there is substantial doubt about the Company's ability to continue as a going concern. (See Going Concern and Note 1 to the Consolidated Financial Statements for additional information). The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's Chairman of the Board and Chief Executive Officer and seven other investors. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share.

     Net cash used in operating activities was $8,027,000, $14,389,000, and $14,077,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The principal use of cash for all periods was to fund losses from operations. The decreases in the net cash used in operating activities in 2001 reflected a general decrease in all levels of expenses as Youbet.com completed the majority of the developments of the You Bet Network and Youbet Express, the web based application, mainly during 2000 and prior.

     Net cash used in investing activities was $510,000, $9,710,000, and $1,978,000, for the years ended December 31, 2001, 2000, and 1999, respectively, mainly for purchases of property and equipment, and for leasehold improvements for its Los Angeles facility in 2000 and 2001. During 2000 the Company incurred $2,543,000 in capitalized software costs relating to the Company's sports' platform, which was subsequently written off during the quarter ended December 31, 2001.

     Net cash provided by financing activities for the year ended December 31, 2001 was $3,000 as compared to cash used in financing activities of $26,081,000 in 2000 and to net cash provided by financing activities of $76,789,000 in 1999. Net cash provided by financing activities in 2001 was mainly due to the exercise of stock options. Net cash used in financing activities in 2000 is due to Youbet.com's repurchase of its notes during the year ended December 31, 2000. Net cash provided by financing activities in 1999 consisted principally of proceeds from the June, 1999 secondary offering, the 11% Senior Convertible notes, and the exercise of stock options and warrants. During 1999, Youbet.com received net proceeds from the issuance of 11% Senior Convertible notes of $36,729,000, net proceeds from the June secondary offering of $38,332,000, proceeds from exercises of options and warrants of $3,641,000 and $2,100,000 from a stock subscription receivable.

Recent Accounting Pronouncements:

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

ITEM 8. FINANCIAL STATEMENTS

     The consolidated financial statements are listed at the "Index to Financial Statements" found at Page F-1 below.

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

Executive Officers and Directors

     The following tables set forth certain information regarding the directors and executive officers of Youbet.com:

Name                                               Age                       Position
----                                               ---   -------------------------------------------------
David M. Marshall ..............................   39    Chairman of the Board and Chief Executive Officer
Charles F. Champion ............................   48    Director, President and Chief Operating Officer
Phillip C. Hermann .............................   52    Chief Financial Officer.
Lawrence R. Lucas ..............................   47    Director

Biographies of Directors and Executive Officers:

DAVID M. MARSHALL

     Mr. Marshall has served as Chairman of the Board and Chief Executive Officer of Youbet.com since March 21, 2002. Mr. Marshall has served as Vice Chairman of the Board of Youbet.com from June 1998 through December 1999, and as President of Youbet.com from June 1998 through January 1999. Subsequent to resigning as Vice Chairman of the Board during December 1999 and through March 2002, Mr. Marshall has been a consultant to a number of companies including Youbet.com. Mr. Marshall has been a senior executive and director of Youbet.com or its predecessors since its founding in 1987 and served as Chairman of the Board and Chief Executive Officer of Youbet.com or its predecessors from 1989 to June 1998. Mr. Marshall was also the co-founder of Middle Ware Telecom Corporation and PC-Totes, Inc. Both entities were merged into Youbet.com.

CHARLES F. CHAMPION

     Mr. Champion has served as Director, President and Chief Operating Officer of Youbet.com since March 21, 2002. From January 1999 to June 2001 Mr. Champion occupied the position of President and

Publisher of Access Magazine. From 1995 through 1999 Mr. Champion served as Senior Vice President of Circulation and Marketing for Philadelphia Newspapers Inc., a Knight Ridder Company, which includes The Philadelphia Inquirer and Daily News. From October 1990 to June 1995 Mr. Champion held various executive positions including Executive Vice-President of Sun-Times Company in Chicago and served as the President of the Chicago Sun-Times Charity Trust. Mr. Champion held a number of management and executive positions from 1973 to 1990 with both the Daily News of Los Angeles and Freedom Newspapers the publisher of the Orange County Register.

PHILLIP C. HERMANN

     Mr. Hermann has served as a director since November 8, 2001, and as Executive Vice President and Chief Financial Officer of Youbet.com since May 1998. Mr. Hermann also served as Co-Chief Executive Officer from November 8, 2001 through March 21, 2002. From August 1997 to April 1998, Mr. Hermann was Chief Operating Officer and Chief Financial Officer of Cloud 9 Interactive, a diversified entertainment company. Previously, from 1992 to August 1997, Mr. Hermann was Executive Vice President and Chief Financial Officer of Strawberry Industries, a consumer products company. From 1982 to 1986 Mr. Hermann was Vice President and Chief Financial Officer of the Walt Disney Telecommunications Group. On April 11, 2002, Mr. Hermann resigned as an Executive Officer and as a Director.

LAWRENCE R. LUCAS

     Mr. Lucas joined the Board of Directors on January 11, 2002. Mr. Lucas is a seasoned executive with an extensive and diverse background in the fields of gaming and public safety as well as political affairs and social services. Presently, Mr. Lucas serves as president of Conor Communications Company, the nation's largest provider of emergency services support to the cellular and wireless communications industry. Mr. Lucas also counsels development stage companies in the telecommunications, Internet commerce and wireless industries on strategic planning, financing and governmental affairs issues. Mr. Lucas is an investor in Ark Capital Management, a Chicago-based venture capital fund active in new venture and capital development primarily focused on African American enterprises. Mr. Lucas played an integral role in obtaining gaming licenses and building casinos for some of the world's most successful gaming enterprises including one of the first U.S. casino riverboats and the most profitable casino in Europe. Additionally, Mr. Lucas played a pivotal role in Youbet's legislative efforts including the amendment to the Interstate Horseracing Act that became law in December 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3,4 and 5) of Common Stock with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent holders are required to furnish the Company with copies of all such forms, which they file.

     To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that for fiscal 2001 all filing requirements applicable to its officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by Youbet.com for the years ended December 31, 2001, 2000 and 1999 to the Chief Executive Officer and other executive officers of Youbet.com whose total salary and bonus for 2001 exceeded $100,000.

                                                                                                        Long Term
                                                                Annual Compensation                   Compensation
                                                  -------------------------------------------------      Awards
                                                                                                       Securities
                                                                                           Other       Underlying
                                                                                          Annual         Options
Name and Principal Position                       Year     Salary         Bonus        Compensation       SARs
---------------------------                       ----   ----------      --------      ------------   ------------
Robert M. Fell.................................   2001   $1,286,047(2)   $     --       $187,895(3)         --
Chairman of the Board (1)                         2000      234,436            --         80,626(4)    300,000
                                                  1999      217,033       420,000(5)           *            --
Ron W. Luniewski...............................   2001      162,125        80,000              *       206,300
Co-Chief Executive Officer and Chief              2000      168,899            --              *       245,100(6)
   Operating Officer (9)                          1999      153,125        12,500        281,600(7)    100,000
Phillip C. Hermann.............................   2001      162,897        80,000         89,812(8)    206,300
Co-Chief Executive Officer and Chief              2000      162,947            --         87,832(8)    230,100(10)
   Financial Officer (11)                         1999      153,125        12,500         87,247(8)     50,000

----------
* Amounts in aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive.

(1) Represents compensation paid to Fell & Company, Inc. for the services of Robert M. Fell (see "Employment and Service Agreements" below.) Mr. Fell served as Chief Executive Officer until November 8, 2001, when he resigned. Mr. Fell resigned as a Director on March 21, 2002.

(2) Includes a lump sum payment of two times the base fee per the Fell Service Agreement due to Mr. Fell upon his termination of the service agreement in November 2001, and includes $113,745 paid in 2001 representing retroactive increase in pay relating to services in 2000.

(3) Represents $177,279 in disability and life insurance reimbursements, and $10,616 in auto expenses.

(4) Represents $69,457 in disability and life insurance reimbursements, and $11,169 in auto expenses.

(5) Represents a bonus which was applied against amounts owned to the Company by Mr. Fell. (See "Certain Relationships and Related Transactions" below.)

(6) Represents 245,100 stock options repriced from various prices to $0.69 in December 2000.

(7) Represents automobile allowance of $6,600 and income of $275,000 resulting from the exercise of options.

(8) Represents automobile allowance of $9,000 in 2001, $7,020 in 2000 and $6,435 in 1999 and income of $80,812 for all years shown relating to a stock option awarded in 1998.

(9) Mr. Luniewski was appointed Chief Operating Officer in November 2000, and Director and Co-Chief Executive Officer in November 2001 through March 14, 2002, when he resigned as a Director and Co-Chief Executive Officer. Mr. Luniewski served as a non-officer employee until April 5, 2002.

(10) Represents 50,000 stock options issued in March 2000, and 180,100 stock options (including the 50,000 stock options issued to Mr. Hermann in March 2000) repriced from various prices to $0.69 in December 2000.

(11) Mr. Hermann was appointed Director and Co-Chief Executive Officer in November 2001. Mr. Hermann relinquished his Co-Chief Executive Officer position on March 21, 2002 and became President and Chief Operating Officer through March 28, 2002. Mr. Hermann has been the Company's Chief Financial Officer and Executive Vice President since May 1998. On April 11, 2002, Mr. Hermann resigned as an Executive Officer and as a Director.

Board of Directors

     Non-employee directors receive no annual retainer or meeting fees, but are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. As additional compensation for the non-employee members of the board of directors, Youbet.com issued the following stock options:

     . In April 2001, Youbet.com granted to Caesar Kimmel, Chris McCarron, and William Roedy options to acquire 40,000 shares of common stock each, pursuant to the 1998 Stock Plan at an exercise price of $0.44. The shares vest monthly over one year and are exercisable for a period of ten years.

Employment and Services Agreements

     Effective March 11, 2002 Charles Champion and Youbet.com entered into an employment agreement pursuant to which Mr. Champion serves as a Director, President and Chief Operating Officer of Youbet.com through March 2005. This employment agreement provides for Mr. Champion to receive an annual salary of $200,000 during the first year and subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion was issued 400,000 in stock options at $0.50 per share.

     The Company entered into a Services Agreement with Fell & Company, Inc., which expired on June 30, 2001. This agreement called for Robert Fell to be compensated at $237,000 per annum. In May 2001, subject to the execution of the agreements with TVG referred to under "Issuance of Warrants to TVG," the Fell Services Agreement and related option and warrant agreements were amended as follows: (a) the base fee was increased by $150,000 retroactive to March 8, 2000; (b) the exercise price for 750,000 of the Fell Warrants was reduced from $2.50 per share to $0.45 per share, the exercise price of the remaining Fell Warrants was reduced to $0.97 per share, based upon the price of Youbet.com's common stock after the announcement of the TVG transaction, and the exercise price of the 300,000 stock options held by Mr. Fell was reduced from $4.88 per share to $0.97 per share; (c) for a 90-day period after the Company's stockholders meeting on September 20, 2001, Fell & Company, Inc. could terminate the Fell Services Agreement; and (d) if the Fell Services Agreement was so terminated, (i) Fell & Company, Inc. would receive a lump sum payment of two times the base fee (increased as provided above), (ii) Youbet.com must continue to provide the nonsalary benefits provided for in the Fell Services Agreement for two years, including premium payments on a life insurance policy, (iii) the 150,000 unvested stock options held by Mr. Fell would vest, (iv) if Mr. Fell is not then serving as a director, he would render consulting services (up to ten hours per month) through May 9, 2003 without any additional compensation and (v) if so requested by the Board, Mr. Fell would serve as Chairman of the Board through May 9, 2002. In June 2001 the Board approved further amendments to the Fell Services Agreement extending the period of time during which Mr. Fell could terminate the Fell Services Agreement to one year after the Company's stockholders meeting on September 20, 2001. Also, in June 2001, in recognition of Youbet.com's strategic initiatives with respect to the agreements with TVG and the opening of Youbet.com's Oregon wagering facility, Mr. Fell agreed to increase the exercise price of the Fell Warrants and the 300,000 stock options held by Mr. Fell to $1.09 per share, the closing trading price of Youbet.com's common stock on June 29, 2001.

     Effective November 8, 2001, Mr. Fell resigned as the Company's Chief Executive Officer. In accordance with the Fell Services Agreement described above, Mr. Fell received a lump sum payment of two times the base fee, net of amounts due to Youbet.com (consisting principally of the $140,000 note receivable plus accrued interest). Mr. Fell continued to render services to Youbet.com receiving compensation under the Fell Services Agreement through February 8, 2002. Pursuant to Mr. Fell's resignation agreement on March 21, 2002, the Company agreed to pay Fell & Company, Inc., $55,000 (which included $38,000 in accrued vacation) in lieu of any future benefits (including whole life insurance, health/dental/vision/disability insurance, auto allowance and related auto expenses) that Mr. Fell would have been entitled to under the amended Services Agreement. Mr. Fell continued as Chairman of the Board of Directors through March 21, 2002 when he resigned as Chairman of the Board.

     In March 2001 Ron Luniewski and Youbet.com entered into an employment agreement pursuant to which Mr. Luniewski would serve as Executive Vice President and Chief Operating Officer of Youbet.com through April 2002. This employment agreement provided for Mr. Luniewski to receive an annual salary of $157,500, however, effective May 1, 2001, the salary was increased to $175,000. Mr. Luniewski was also eligible to receive an annual bonus determined by the Board in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet.com in February 2000, expiring on April 2001 which had substantially the same terms. Mr. Luniewski resigned as Co-Chief Executive Officer and Director effective March 14, 2002. Mr. Luniewski served as a non-officer employee until April 5, 2002. On April 5, 2002, the Company entered into a Mutual Release agreement ("Release") with Ron Luniewski whereby the Company agreed to extend the term of the employee stock options granted to Mr. Luniewski and which were vested as of the date of the Release until April 8, 2005. Under the terms of the Release, Mr. Luniewski may only sell or transfer up to half of the shares acquired upon the exercise of these stock options during the next twelve-month period commencing as of the date of the Release. The remaining half of Mr. Luniewski's shares can be sold after one year.

     Effective November 8, 2001 Phillip Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann would serve as Co-Chief Executive Officer and Chief Financial Officer of Youbet.com through April 2003. This employment agreement provided for Mr. Hermann to receive an annual salary of $175,000. Mr. Hermann was also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 100,000 in stock options at $1.00, the fair market value at the date of the grant. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet.com in March 2001 expiring in April 2002 which had substantially the same terms. On March 21, 2002, Mr. Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann serves as President, Chief Operating Officer, and Chief Financial Officer of Youbet.com through April 2004. This employment agreement provides for Mr. Hermann to receive an annual salary of $225,000. Mr. Hermann is also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 200,000 in stock options at $0.64, the fair market value at the date of the grant. In addition, on October 27, 2001, Mr. Hermann and Youbet.com entered into a one year severance agreement pursuant to which upon a change of control as defined in the severance agreement, and at Mr. Hermann's election, Mr. Hermann can terminate his employment agreement and receive a lump sum payment equal to one year salary plus benefits. In addition, if Mr. Hermann elects to terminate his employment agreement, all options held by Mr. Hermann become vested immediately and Mr. Hermann will have three years to exercise his options from the date of termination. On March 28, 2002, Mr. Hermann resigned as President and Chief Operations Officer. On April 11, 2002, the Company entered into a Separation Agreement (the "Agreement") with Mr. Hermann whereby, effective immediately, Mr. Hermann resigned as an executive officer of the Company and as a member of the Board of Directors. Mr. Hermann will continue to serve as Chief Financial Officer for up to 90 days or until he is replaced. Under the terms of the

Agreement, Mr. Hermann will provide services to Youbet.com until December 31, 2003. For making his services available, Mr. Hermann will receive his annual salary and other benefits. As part of the Agreement, Mr. Hermann's stock options became fully vested and as consideration, Mr. Hermann agreed to certain restrictions on the sale of shares underlying his stock options and to relinquish 130,000 of his stock options.

     In June 1998 Russell Fine and Youbet.com entered into an employment agreement pursuant to which Mr. Fine served as Executive Vice President and Chief Technology Officer. Mr. Fine received a base salary of $150,000 in 1999, and other miscellaneous benefits. Effective December 31, 1999 Mr. Fine's base salary was increased to $165,000. Mr. Fine was also entitled to receive an annual bonus determined by the Board of Directors. The employment agreement permitted Mr. Fine to terminate the agreement after December 31, 1999 and receive the compensation and benefits provided under the agreement for the lesser of two years or the remaining portion of the term, but at least one year. Mr. Fine's agreement was terminated on May 3, 2000 and he resigned as a member of the Board of Directors and as Executive Vice President and Chief Technology Officer. Effective May 3, 2000 Mr. Fine and Youbet.com entered into a consulting agreement pursuant to which Mr. Fine will provide consulting services to Youbet.com for a period of three years. For making his services available, Mr. Fine receives a base fee of $182,500 per year and other miscellaneous benefits.

1995 Stock Option Plans

     In November 1995, Youbet.com's board of directors approved the 1995 Stock Option Plan and the 1995 Stock Option Plan for Non-Employee Directors (collectively, the "1995 Stock Plans"). The 1995 Stock Plans provide for the granting of awards of incentive stock options, non-qualified stock options, and stock appreciation rights. The aggregate number of shares of common stock available for issuance under the 1995 Stock Plans as amended were 15% of the total number of shares of common stock outstanding. The 1995 Stock Plans are closed and no additional options will be granted under these Plans.

1998 Stock Option Plan

     In February 1998, Youbet.com's board of directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, shareholders approved an increase of 1,500,000 shares for a total of 2,500,000 shares. Effective September 21, 2000, shareholders approved an additional increase of 1,000,000 shares for a total of 3,500,000 shares. The 1998 Stock Plan provides for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors, officers and consultants of Youbet.com, while incentive stock options may be granted only to employees and its affiliates. The 1998 Stock Plan is currently administered by the board of directors, which determines the terms and conditions of the options granted under the 1998 Stock Plan, including the exercise price, number of shares subject to options and the vesting and exercisability of options granted under the 1998 Plan. The exercise price of the incentive stock options granted under the 1998 Stock Plan must be at least equal to the fair market value of the common stock of Youbet.com on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of non-qualified stock options will be determined by the board of directors. The term of all options granted under the 1998 Stock Plan may not exceed ten years, except the term of incentive options granted to a 10% or more stockholder may not exceed five years. The board of directors may suspend or terminate and may amend the 1998 Plan from time to time, except that certain types of amendments will require approval of the stockholders. Upon termination of a participant's employment or consulting relationship with Youbet.com, all unvested options terminate and are no longer exercisable unless extended by the Board of Directors. Vested qualified options remain exercisable for a period not to exceed three months following the termination date, unless the participant was terminated for cause or voluntarily resigned in which all vested options will also terminate. The 1998 Plan also permits Youbet.com to assist a participant to exercise options granted under the 1998 Plan, including paying any tax obligations arising therefrom by making a loan to the participant, permitting the participant to pay the exercise price of the stock option over a term of years or guaranteeing a loan.

     In a registration statement filed with the SEC effective September 29, 1999, the underlying shares of common stock the 1995 and 1998 Stock Option Plans were registered.

                             Option Grants in 2001

     The following table sets forth certain information regarding option grants to each of Youbet.com's named executive officers during the year ended December 31, 2001.

                                                                                                    Rates of Stock Price
                                                                                                        Appreciation
                                                            Individual Grants (1)                     for Option Term
                                                 -------------------------------------------   -------------------------
                                                 Number of     Percent of
                                                 Securities      Total
                                                 Underlying     Options
                                                  Options      Granted to   Exercise
       Name                                      Granted (1)   Employees      Price     Expiration      5%         10%
       ----                                                      in 2001    Per Share      Date
                                                 -----------   ----------   ---------   ----------   -------------------
Robert M. Fell (2)............................     300,000       20.09%       $1.09      3/14/2010   $205,649   $521,154
Phillip C. Hermann............................     106,300        7.12%       $0.97      5/21/2011     64,846    164,332
Phillip C. Hermann............................     100,000        6.70%       $1.00       11/18/11     62,889    159,374
Ron W. Luniewski..............................     106,300        7.12%       $0.97      5/21/2011     64,846    164,332
Ron W. Luniewski..............................     100,000        6.70%       $1.00       11/18/11     62,889    159,374

----------
(1) Options were granted under the 1998 Stock Option Plan and are exercisable for common stock.
(2) Represents options issued in 2000 repriced to $1.09 on June 29, 2001, the current market price on the date of the repricing.

                   Option Exercises and Fiscal Year-End Values

     The following table sets forth the number of shares acquired upon the exercise of stock options during the year ended December 31, 2001 and the number of shares covered by both exercisable and unexercisable stock options held by each of the named executive officers at December 31, 2001.

                                                            Number of Securities                Value of
                                                           Underlying Unexercised        Unexercised In-the-Money
                                                           Options at Year-End (1)       Options at Year-End (2)
                                                         ---------------------------   ---------------------------
                                  Shares
                                 Acquired       Value
Name                            on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                            -----------   --------   -----------   -------------   -----------   -------------
Robert M. Fell...............        --         $--        300,100             --          $--            $--
Ron W. Luniewski.............        --          --        273,250        178,150           --             --
Phillip C. Hermann...........        --          --        248,900        137,500           --             --
                                     --         ---        -------        -------          ---            ---
Total........................        --         $--        822,250        315,650          $--            $--
                                     ==         ===        =======        =======          ===            ===

----------
(1) Options shown were granted under the 1995 and 1998 Stock Option Plans and are exercisable for common stock. See "1995 Stock Option Plans" and "1998 Stock Option Plans" for a description of the material terms of these options.

(2) The dollar values are calculated by determining the difference between the weighted average exercise price of the options and the closing market price for the common stock of $0.51 on December 31, 2001.

                                Option Repricing

                                                                Ten-Year Option/SAR Repricing
                                            --------------------------------------------------------------------
                                                                                                      Length of
                                                                                                      Original
                                              Number of                                             Option Term
                                             Securities    Market Price     Exercise                Remaining at
                                             Underlying    of Stock at      Price at                   Date of
                                            Options/SARs     Time of         Time of       New      Repricing or
                                            Repriced or    Repricing or   Repricing or   Exercise     Amendment
Name                              Date        Amended        Amendment      Amendment      Price       (Months)
----                            ---------   ------------   ------------   ------------   --------   ------------
Robert M. Fell...............   June 2001     300,000         $1.09          $4.88         $1.09         98
Chairman of the Board

Report on Option Repricing

     In May 2001, subject to the execution of the agreements with TVG referred to under "Issuance of Warrants to TVG," the Fell Services Agreement and related option and warrant agreements were amended such that the exercise price of the 300,000 stock options held by Mr. Fell was reduced from $4.88 per share to $0.97 per share. In June 2001, in recognition of Youbet.com's strategic initiatives with respect to the agreements with TVG and the opening of Youbet.com's Oregon wagering facility, Mr. Fell agreed to increase the exercise price of the Fell Warrants and the 300,000 stock options held by Mr. Fell to $1.09 per share, the closing trading price of Youbet.com's common stock on June 29, 2001.

     On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule.

Robert M. Fell
Caesar P. Kimmel
Chris J. McCarron
William H. Roedy

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 27, 2002 (1) the names and addresses of each beneficial owner of more than five (5%) of Youbet.com's common stock known to Youbet.com, the number of shares of common stock beneficially owned by each such person, and the percent of Youbet.com's common stock so owned; and (2) the number of shares of common stock beneficially owned, and the percent of Youbet.com's common stock so owned, by each director, and by all directors and officers of Youbet.com as a group. Each person has sole voting and investment power with respect to such shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                   Amount and Nature
Name of Beneficial Owner (1) (2)                                  Of Beneficial Owner   Percent of Class
--------------------------------                                  -------------------   ----------------
David M. Marshall..............................................         973,826(3)            4.95
Robert M. Fell.................................................       1,704,600(4)            8.10
Sid Marshal Enterprises                                                 773,490(5)            3.89
   1170-M Pacific Coast Highway
   Malibu, CA 90265l...........................................
Memorial Gift Trust                                                   1,178,917(6)            6.02
   1700 Bank of America Plaza
   300 South Fourth Street
   Las Vegas, NV 80101.........................................
Russell M. Fine                                                       1,247,942(7)            6.37
   1953 Fairburn Avenue
   Los Angeles, CA  90025......................................
Charles. F Champion............................................          25,000(8)               *
Phillip C. Hermann.............................................         248,900(9)            1.26
Lawrence R. Lucas .............................................         173,605(10)              *
Ron W. Luniewski...............................................         273,250(11)           1.38
ODS Technologies, LP...........................................      20,334,719(12)          51.00

All directors and executive officers as a group (4 persons)....       1,421,331(13)           7.08

----------
*    Less than one percent

(1) The address of the above beneficial owners is Youbet.com, Inc., 5901 De Soto Avenue, Los Angeles, California 91367 unless otherwise noted.

(2) Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet.com common stock.

(3) Includes 100 shares of common stock represented by a fully vested stock option and 127,939 shares of common stock represented by currently exercisable common stock purchase warrants. Excludes shares of common stock and common stock purchase warrants owned by Sid Marshall and the Sid Marshall Trust. David M. Marshall is the son of Sid Marshall.

(4) Includes 300,100 shares of common stock represented by a fully vested stock option and 1,200,000 shares of common stock represented by the Fell Warrant which are exercisable. Includes 204,450 shares of common stock owned by Robert M. Fell Living Trust.

(5) Includes 356,668 shares of common stock represented by currently exercisable common stock purchase warrants. Does not include shares of common stock and common stock purchase warrants owned by the Memorial Gift Trust, of which Sid Marshall is the trustee. Sid Marshall is the father of David M. Marshall.

(6) Includes 30,000 shares of common stock subject to currently exercisable common stock purchase warrants. Sid Marshall is the trustee.

(7) Includes 100 shares of common stock represented by a fully vested stock option and 40,342 shares of common stock subject to currently exercisable common stock purchase warrants. Also includes 7,500 held by Mrs. Debra Fine, the wife of Mr. Fine.

(8) Consists solely of 25,000 shares of common stock represented by stock options exercisable within 60 days of March 28, 2002.

(9) Consists solely of 248,900 shares of common stock represented by stock options exercisable within 60 days of March 28, 2002. On April 11, 2002, Mr. Hermann resigned as an Executive Officer of the Company and as a Director.

(10) Includes 43,433 shares of common stock represented by a stock option exercisable within 60 days of March 28, 2002 and 100,000 shares of common stock represented by currently exercisable common stock purchase warrants.

(11) Consists solely of 273,250 shares of common stock represented by stock options exercisable within 60 days of March 28, 2002. Mr. Luniewski left the Company on April 5, 2002.

(12) Represents warrants issued to TVG (see Strategic Relationships) computed based on the outstanding common stock as of March 28, 2002.

(13) Includes 317,433 shares of common stock represented by fully vested stock options and stock options exercisable within 60 days of March 28, 2002, and 227,939 shares of common stock represented by warrants.

Changes in Control:

     Youbet.com is unaware of any contract or other arrangement, other than the TVG warrants (see "Strategic Relationships"), the operation of which may at a subsequent date result in a change in control of Youbet.com.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1998, Youbet.com entered into a Securities Purchase Agreement with the Robert M. Fell Living Trust (the "Fell Trust"). Pursuant to the Securities Purchase Agreement, the Fell Trust acquired 20,000 shares of Series A Convertible Preferred Stock and a warrant to purchase 1,200,000 shares of Youbet.com's common stock (the "Fell Warrant"). The purchase price for the Series A Convertible Preferred Stock acquired by the Fell Trust was $25.00 per share, of which $10,000 was paid in cash and $490,000 was paid in the form of a promissory note (the "$490,000 Note"). The purchase price for the Fell Warrant was $75,000, of which $5,000 was paid in cash and $70,000 was paid in the form of a promissory note (the "$70,000 Note"). The Fell Warrant expires on June 29, 2008, and entitles the Fell Trust to purchase 1,200,000 shares of common stock at $2.50 per share. The Fell Warrant is exercisable one-sixth commencing on June 29, 1998, and one-sixth thereafter on each six-month anniversary date. The Fell Warrant also provides that, with certain exceptions, the common stock received upon the exercise of the Fell Warrant may not be sold until one year following the date the shares were first able to be purchased. The $490,000 Note bears interest at the rate of 8% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $490,000 Note is due June 29, 2002, provided that the Fell Trust is required to prepay the note, without penalty, as soon as possible consistent with its other cash requirements. The $70,000 Note bears interest at the rate of 6% per annum, which may, at the option of the Fell Trust, be paid currently or added to the principal amount of the note. The $70,000 Note is due on June 29, 2008. The Fell Trust has pledged the Fell Warrant and the Series A Convertible Preferred Stock acquired pursuant to the Securities Purchase Agreement to secure its obligations under the $490,000 Note and the $70,000 Note. In

December 1998 the Fell Trust converted the Series A Preferred Stock into common stock. On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discounts Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 15,000 customers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 customers. As result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $140,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Note. The $140,000 note plus accrued interest was netted against amounts owed to Mr. Fell due to his cancellation of the Service Agreement in November 2001.

     In January 1999 David Marshall, Inc. and Youbet.com entered into a services agreement pursuant to which David M. Marshall served as Vice-Chairman of the Board of Youbet.com until December 31, 1999. For making Mr. Marshall's services available, David Marshall, Inc. received a base fee of $150,000 per year plus the amount of payroll taxes Youbet.com would have paid if Mr. Marshall were an employee of Youbet.com and other miscellaneous benefits. David Marshall, Inc. was also entitled to receive an annual bonus determined by the Board in its discretion. David Marshall, Inc. terminated the agreement pursuant to a provision which permitted David Marshall, Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet.com in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman and officer effective December 31, 1999. Mr. Marshall was re-appointed Chairman of the Board and Chief Executive Officer on March 21, 2002.

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

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued two one-year secured note in the principal amount of $100,000 each at an interest rate of 12% to a corporation owned by David Marshall, the Company's Chairman of the Board and Chief Executive Officer, and to a Director of the Company. In consideration of the purchase note, each of Mr. Marshall's corporation and the Director also received five-year warrants to purchase 100,000 share of the Company's common stock at an exercise price of $0.50 per share. The sale of the note and the issuance of the warrants was part of a financing in the aggregate amount of $750,000. Both principal and all interest accrued on this note will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Note, in any ninety-day period prior to the maturity of this note.

     See Employment and Services Agreements

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report.

                                                                                            Page
1.   Index to Financial Statements:
        See Consolidated Financial Statements included as part of this Form 10-K.........    F-1
2.   Exhibits:

Exhibit
Number                              Description of Exhibit
------                              ----------------------
3.1 Restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31,
          1995).
3.1(a) Amended and restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended September 30, 2001).
3.2 By-Laws of Youbet.com (Incorporated herein by reference to Youbet.com's Form 10-K for the year December 31, 1995).
3.3 Certificate of Designation for Series A Convertible Preferred dated June 18, 1998 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
4.1 Form of Note Purchase Agreement by and among Youbet.com and the Purchasers as defined therein, dated April 5, 1999 (Incorporated herein by reference to Youbet.com's Registration Statement on Form S-3 (No. 333-85675) dated September 29, 1999).
4.1A      Form of First Amendment of Note Purchase Agreement dated February 29,
          2000.
4.2 Form of Warrant to purchase Youbet.com common stock, issued in connection with the Note Purchase Agreement dated April 5, 1999 (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.3 Registration Rights Agreement by and among Youbet.com (formerly You Bet International, Inc.) and the other parties listed therein, dated June 29, 1998 (Incorporated herein by reference by reference to Youbet.com's Form 8-K dated June 29, 1998).
4.4 Form of Series A Warrant to purchase Youbet.com common stock (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.5 Form of Series B Warrant to purchase Youbet.com common stock (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.6 Form of Series C Warrant to purchase Youbet.com common stock (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.7 Form of Series D Warrant to purchase Youbet.com common stock (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.8 Form of Series E Warrant to purchase Youbet.com common stock (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.9 Form of Series M Warrant to purchase Youbet.com common stock at $3.125 per share (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.10 Form of Series M Warrant to purchase Youbet.com common stock at $5.25 per share (Incorporated herein by reference to Youbet.com's Prospectus Filed Pursuant to Rule 424 dated October 4, 1999).
4.11 Warrant to purchase Youbet.com common stock issued to Robert M. Fell, dated June 29, 1998 (Incorporated herein by reference by reference to Youbet.com's Form 8-K dated June 29, 1998).

4.12 Form of warrant to purchase Youbet.com common stock at $2.50 per share, issued to Lorne Goldberg and Elizabeth Edlich dated August 12, 1999 (Incorporated herein by reference to Youbet.com's Registration Statement on Form S-3 (No. 333-85675) dated September 29, 1999).
10.1 1995 Stock Option Plan (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31, 1996).
10.2 1995 Stock Option Plan for Non-Employee Directors (Incorporated herein by reference to Youbet.com's Form 10-K dated December 31, 1996).
10.10 1998 Stock Option Plan (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.12 Services Agreement between Youbet.com and Fell & Company, Inc. dated June 29, 1998, amended and restated as of March 1, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.13 Employment Agreement between Youbet.com and Ronald W. Luniewski dated May 1 1998, superceded by an Employment Agreement dated February 23, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.14 Employment Agreement between Youbet.com and Phillip C. Hermann dated May 1, 1998, superceded by an Employment Agreement dated February 23, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.15 Telecommunications Facilitation System Agreement between Youbet.com and Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. dated June 23, 1997(Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.16 Agreement between Youbet.com and Netixs Communications dated March 3, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).
10.21 Form of 11% Senior Convertible Discount Note (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31,
          1998).
10.22 Civil Resolution with the Los Angeles County District Attorney and Los Angeles Police Department (Incorporated herein by reference to Youbet.com's Form 8-K dated January 19, 2000).
10.23 Agreement between Youbet.com and Axcis dated September 1, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1999).
10.24 Employment Agreement between Youbet.com and Ron Luniewski dated March 22, 2001.
10.25 Employment Agreement between Youbet.com and Phillip C. Hermann dated March 22, 2001.
10.26     Form of lease agreement for the Los Angeles Facility dated March 11,
          2000.
10.27 License and Content Agreement, dated May 18, 2001, by and between the TVG Parties and Youbet.com, Inc., (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).
10.28 Warrant Issuance Agreement, dated May 18, 2001, by and between Youbet.com and TVG (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).
10.29 Letter agreements between Youbet.com and Fell & Company, Inc., dated May 9, 2001 and June 29, 2001 (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).
10.30 Employment Agreement between Youbet.com and Phillip C. Hermann dated March 21, 2002.
10.31 Securities Purchase Agreement between Youbet.com and David Marshall, Inc., dated March 21, 2002.
10.32 Employment Agreement between Youbet.com and Charles F. Champion dated March 11, 2002.
23        Consent of BDO Seidman, LLP.

--------------------------------------------------------------------------------
-------------------------
(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            YOUBET.COM, INC.


Date: April 11, 2002                       /s/ David M. Marshall
                               Chairman of the Board and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

David M. Marshall     Chairman of the Board and Chief Executive Officer   Date: April 11, 2002


Charles F. Champion   Director, President and Chief Operating Officer     Date: April 11, 2002


Phillip C. Hermann    Chief Financial Officer                             Date: April 11, 2002


Lawrence R. Lucas     Director                                            Date: April 11, 2002

                          Index to Financial Statements

                                                                                                  Page
                                                                                                  ----
Report of Independent Certified Public Accountants............................................     F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000..................................     F-3
Consolidated Statements of Operations for the three years ended December 31, 2001.............     F-4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001...     F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2001.............     F-6
Notes to Consolidated Financial Statements....................................................     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Youbet.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and subsidiaries as of December 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. Management's plans are included in Note 1 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
--------------------

Los Angeles, California
February 21, 2002,
except for Note 13 which is as of March 21, 2002

                                Youbet.com, Inc.
                           Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                             2001           2000
                                                                                         ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents ............................................................   $  3,560,740   $ 12,094,172
Restricted cash, current portion (Note 9) ............................................        107,867        107,867
Receivables ..........................................................................        278,235        322,460
Interest and other receivables .......................................................         59,468        490,692
Prepaid expenses .....................................................................        433,636        338,886
                                                                                         ------------   ------------
   Total current assets ..............................................................      4,439,946     13,354,077
                                                                                         ------------   ------------

Property and equipment (Notes 5 and 9) ...............................................      9,846,011      9,349,774
Less: Accumulated depreciation and amortization ......................................     (3,966,710)    (2,077,275)
                                                                                         ------------   ------------
   Property and equipment, net .......................................................      5,879,301      7,272,499
                                                                                         ------------   ------------

Licensing rights (net) (Note 3) ......................................................      8,638,213             --
Capitalized software (Note 1) ........................................................             --      2,542,506
Restricted cash, net of current portion (Note 9) .....................................        812,938        920,805
Deposits and other ...................................................................        115,175        181,290
                                                                                         ------------   ------------
   Total assets ......................................................................   $ 19,885,573   $ 24,271,177
                                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .....................................................................   $  1,627,588   $  1,604,137
Accrued expenses (Note 6) ............................................................      1,302,106      1,587,042
Customer deposits ....................................................................        361,500             --
Accrued compensation and related items ...............................................        335,113        403,588
Deferred revenues ....................................................................          8,097          7,113
Capitalized lease obligation .........................................................             --          8,909
                                                                                         ------------   ------------
   Total current liabilities .........................................................      3,634,404      3,610,789
                                                                                         ------------   ------------
   Total liabilities .................................................................      3,634,404      3,610,789
Commitments and contingencies (Notes 4, 9, 10 and 11)
Stockholders' equity (Note 8):
Preferred stock, $.001 par value-
   Authorized 1,000,000 shares, none outstanding .....................................             --             --
Common stock, $.001 par value-Authorized 100,000,000 shares, 19,537,950 and 19,520,850 shares outstanding as of December 31, 2001 and 2000,
   respectively ......................................................................         19,538         19,521
Additional paid-in capital ...........................................................     95,084,423     84,834,477
Accumulated deficit ..................................................................    (78,852,792)   (64,053,610)
Note receivable from stockholder .....................................................             --       (140,000)
                                                                                         ------------   ------------
   Total stockholders' equity ........................................................     16,251,169     20,660,388
                                                                                         ------------   ------------
   Total liabilities and stockholders' equity ........................................   $ 19,885,573   $ 24,271,177
                                                                                         ============   ============

          See accompanying notes to consolidated financial statements.

                                Youbet.com, Inc.
                      Consolidated Statements of Operations

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Revenues (Note 3 and 4) ...............................   $  6,324,286    $  5,992,311    $  3,773,577
Operating expenses:
   Network operations .................................      2,371,152       3,267,371       2,105,312
   Research and development ...........................      2,525,216       3,776,752       2,372,872
   Sales and marketing ................................      4,925,346       6,227,145      14,461,694
   General and administrative .........................      8,316,591       7,787,906       7,381,177
   Depreciation and amortization ......................      3,330,104       1,143,408         479,616
                                                          ------------    ------------    ------------
      Total operating expenses ........................     21,468,409      22,202,582      26,800,671
                                                          ------------    ------------    ------------
Loss from operations ..................................    (15,144,123)    (16,210,271)    (23,027,094)
Other income (expense):
   Interest income ....................................        375,356       2,679,001       2,419,896
   Interest expense ...................................        (26,865)     (3,113,595)     (3,106,111)
   Amortization of deferred financing costs ...........             --        (203,915)       (285,567)
    Fair value of warrants issued for financing costs
(Note 8c) .............................................             --         (46,090)       (490,791)
   Other ..............................................         (2,750)        158,305           5,799
                                                          ------------    ------------    ------------
      Total other expense .............................        345,741        (526,294)     (1,456,774)
                                                          ------------    ------------    ------------
Loss before extraordinary item and state taxes ........    (14,798,382)    (16,736,565)    (24,483,868)
State taxes (Note 12) .................................           (800)           (800)         (2,400)
                                                          ------------    ------------    ------------

Loss before extraordinary item ........................    (14,799,182)    (16,737,365)    (24,486,268)
   Extraordinary item (Note 7) ........................             --      14,995,964              --
                                                          ------------    ------------    ------------
Net loss ..............................................   $(14,799,182)   $ (1,741,401)   $(24,486,268)
                                                          ============    ============    ============

Basic and diluted:
   Loss before extraordinary item per common
      share ...........................................   $      (0.76)   $      (0.86)   $      (1.45)
   Extraordinary item (Note 7) ........................             --            0.77              --
                                                          ------------    ------------    ------------
   Net loss per common share ..........................   $      (0.76)   $      (0.09)   $      (1.45)
                                                          ============    ============    ============

   Weighted average number of common shares
      outstanding .....................................     19,525,582      19,471,175      16,937,700
                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                Youbet.com, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1999, 2000 and 2001

                                Preferred Stock         Common Stock
                               ------------------   --------------------
                                                                            Additional      Stock
                                                                             Paid-in      Accumulated     Notes
                                Shares     Amount     Shares      Amount     Capital        Deficit     Receivable      Total
---------------------------------------   -------   ----------   -------   -----------   ------------   ----------   ------------
Balance, January 1, 1999 ...    107,110    $ 107    13,970,268   $13,970   $41,165,025   $(37,825,941)   $(560,000)  $  2,793,161
Warrants exercised and
   converted to stock
   (Note 8a) ...............         --       --       412,832       413       965,853             --           --        966,266
Warrants exercised in
   conjunction with
   secondary public
   offering (Note 8a) ......         --       --       654,275       654     2,162,899             --           --      2,163,553
Stock options exercised and
   converted to stock
   (Note 8a) ...............         --       --       275,372       275       537,979             --           --        538,254
Preferred stock converted
   to common shares
   (Note 8a) ...............   (107,110)    (107)    1,071,100     1,071          (964)            --           --              0
Shares issued in secondary
   public offering
   (Note 8a) ...............         --       --     2,863,582     2,864    37,280,974             --           --     37,283,838
Secondary public offering
   related costs (Note 8a)..         --       --            --        --    (1,660,142)            --           --     (1,660,142)
Shares issued as payment
   for amounts due to
   vendors (Note 8a) .......         --       --        13,505        14        33,749             --           --         33,763
Shares issued in a private
   placement (Note 8a) .....         --       --       100,000       100       249,900             --           --        250,000
Offset of notes receivable
   with bonus to officer
   (Note 8b) ...............         --       --            --        --            --             --      420,000        420,000
Fair value of stock options
   and warrants issued
   (Note 8c) ...............         --       --            --        --     1,031,593             --           --      1,031,593
Non-cash compensation
   (Notes 8c and 8d) .......         --       --            --        --     1,580,704             --           --      1,580,704
Net loss for the year ......         --       --            --        --            --    (24,486,268)          --    (24,486,268)
                               --------    -----    ----------   -------   -----------   ------------    ---------   ------------
Balance, December 31, 1999           --       --    19,360,934    19,361    83,347,570    (62,312,209)    (140,000)    20,914,722
Warrants exercised and
   converted to stock
   (Note 8a) ...............         --       --        12,191        13         4,676             --           --          4,689
Stock options exercised and
   converted to stock
   (Note 8a) ...............         --       --       147,725       147       374,779             --           --        374,926
Fair value of stock options
   and warrants issued
   (Note 8c) ...............         --       --            --        --       314,709             --           --        314,709
Non-cash compensation
   (Notes 8c and 8d) .......         --       --            --        --       792,743             --           --        792,743
Net loss for the year ......         --       --            --        --            --     (1,741,401)          --     (1,741,401)
                               --------    -----    ----------   -------   -----------   ------------    ---------   ------------
Balance, December 31, 2000..         --       --    19,520,850    19,521    84,834,477    (64,053,610)    (140,000)    20,660,388
Stock options exercised and
   converted to stock
   (Note 8a) ...............         --       --        17,100        17        11,782             --           --         11,799
Fair value of stock options
   and warrants issued
   (Note 8c) ...............         --       --            --        --     9,964,357             --           --      9,964,357
Non-cash compensation
   (Notes 8c and 8d) .......         --       --            --        --       273,807             --           --        273,807
Payment of notes receivable
   from officer ............         --       --            --        --            --             --      140,000        140,000
Net loss for the year ......         --       --            --        --            --    (14,799,182)                (14,799,182)
                               --------    -----    ----------   -------   -----------   ------------    ---------   ------------
Balance, December 31, 2001..         --    $  --    19,537,950   $19,538   $95,084,423   $(78,852,792)   $      --   $ 16,251,169
                               ========    =====    ==========   =======   ===========   ============    =========   ============

          See accompanying notes to consolidated financial statements.

                                Youbet.com, Inc.
                      Consolidated Statements of Cash Flows

                                                                             Year Ended December 31,
                                                                   ------------------------------------------
                                                                       2001           2000          1999
                                                                   ------------   ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss ....................................................   $(14,799,182)  $ (1,741,401)  $(24,486,268)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................      3,330,104      1,143,408        479,616
   Write-off of capitalized software ...........................      2,542,506             --             --
   Amortization of deferred financing ..........................             --        203,915        285,567
   Extraordinary gain on repurchase of convertible notes .......             --    (14,995,964)            --
   Other losses ................................................             --             --          1,237
   Interest accreted on note payable ...........................             --      2,827,605      3,085,653
   Settlement of accounts payable and accrued liabilities ......             --        140,089             --
   Non-cash compensation .......................................        273,807        792,743      2,698,557
   Repayment of note  receivable ...............................        140,000             --             --
   Fair value of warrants issued for financing costs ...........             --         46,090             --
   Write-off of warrants upon repurchase of convertible notes...             --        268,619             --
   Proceeds from sale of assets ................................          3,281             --             --
   Loss on disposal of assets ..................................          3,425         99,991             --
Change in operating assets and liabilities:
   Receivables .................................................         44,225       (222,191)      (247,359)
   Prepaid expenses ............................................        (94,750)      (173,996)      (142,545)
   Other current assets ........................................        431,225        (60,321)       (82,305)
   Deposits ....................................................         66,116       (110,201)      (193,094)
   Accounts payable ............................................         23,451     (1,664,339)     2,144,126
   Accrued compensation and related items ......................        (68,475)       185,117        170,220
   Customer deposits ...........................................        361,500             --             --
   Other accrued expenses ......................................       (284,936)      (607,467)     1,681,141
   Deferred revenues ...........................................            984       (520,874)       527,986
                                                                   ------------   ------------   ------------
      Net cash used in operating activities ....................     (8,026,719)   (14,389,177)   (14,077,468)
                                                                   ------------   ------------   ------------
Cash flows from investing activities:
   Restricted cash .............................................        107,867     (1,028,672)            --
   Expenditures on capitalized software ........................             --     (2,542,506)            --
   Purchases of property and equipment .........................       (617,470)    (6,139,124)    (1,977,954)
                                                                   ------------   ------------   ------------
      Net cash used in investing activities ....................       (509,603)    (9,710,302)    (1,977,954)
                                                                   ------------   ------------   ------------
Cash flows from financing activities:
   Proceeds from (repurchase of) convertible note ..............             --    (26,408,975)    36,728,510
   Proceeds from exercise of stock options and warrants ........         11,799        379,615      3,640,734
   Increase in deferred financing costs ........................             --           (167)    (1,694,500)
   Proceeds from warrant purchase ..............................             --             --          2,438
   Proceeds from sales of securities, net of offering costs ....             --             --     38,332,344
   Payments on capitalized lease obligations ...................         (8,909)       (51,225)      (220,317)
                                                                   ------------   ------------   ------------
      Net cash provided by (used in) financing activities ......          2,890    (26,080,752)    76,789,209
                                                                   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ...........     (8,533,432)   (50,180,231)    60,733,787
Cash and cash equivalents at the beginning of the period .......     12,094,172     62,274,403      1,540,616
                                                                   ------------   ------------   ------------
Cash and cash equivalents at the end of the period .............   $  3,560,740   $ 12,094,172   $ 62,274,403
                                                                   ============   ============   ============
Supplemental disclosure of cash flow information Cash paid for:
   Interest ....................................................   $     26,865   $     17,371   $     22,624
   State franchise tax .........................................            800            800          3,757
                                                                   ============   ============   ============
Non-cash investing and financing activities:
   Warrants issued for licensing rights ........................   $  9,964,357   $         --   $         --
   Conversion of accounts payable and accrued compensation into
      common stock .............................................             --             --         33,763
                                                                   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                 Youbet.com, Inc
                   Notes to Consolidated Financial Statements

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     Youbet.com, Inc., a Delaware corporation, and its wholly owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as the "Company". All intercompany accounts and transactions have been eliminated in consolidation.

Business

     Since mid-1995, the Company has been engaged in developing PC-based proprietary communications software technology to be utilized by consumers for online live event wagering. The Company's first service being offered to customers is the You Bet Network, an interactive online horseracing network that is broadcast over the Company's virtual private network via the Internet.

     During the quarter ended June 30, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers is processed through Youbet Oregon, Inc. The Company commenced operations in Oregon during the third quarter of 2001.

Going Concern

     The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as to fund its expansion plans consistent with Youbet.com's anticipated changes in operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing (see Note 13). The Company is exploring various alternatives to raise this additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the consolidated financial statements that might result from the outcome of this uncertainty.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Revenue Recognition

     The Company recognizes net commissions earned on wagers as revenue as wagers are placed at third party wagering facilities. The Company also recognizes revenue from subscription fees as earned on a monthly basis and from the sale of handicapping information as purchased by customers. The Company's revenue recognition policies are in conformance with SAB 101.

     The Company also receives commission revenues through its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs to the tracks, TVG, taxes and fees as Sales and Marketing expenses.

Licensing Rights

     The company recorded deferred licensing rights based on the fair value of the warrants issued, using the Black-Scholes option pricing model (see Note-3). The licensing rights are being amortized over a three year period. At December 31, 2001, the accumulated amortization of the warrants totaled $1,326,144.

Software Development Costs

     The Company capitalizes internally generated software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company adopted EITF 00-2 "Accounting for Web Site Development Costs" during the year ending December 31, 2000. Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product and continues until the product is available for sale or use. The Company's software includes the You Bet Network and CD Rom software product which customers install on their personal computers in order to access the You Bet Network, and a web-based application "Youbet Express" which does not require the use of a CD-Rom. Capitalized software costs are amortized on product-by-product basis based on the greater of a) the ratio of current gross revenues for a specific product bears to the total of current and anticipated future gross revenues for that product or b) over the expected economic life of that product. Amortization is recognized when the product is available for general release to the public.

     The Company developed an on-line sports event wagering platform and has been seeking a strategic partner. During the forth quarter of 2001, management decided to focus the Company's resources on the horse wagering market and its principal product. Accordingly, management cannot determine the future economic value of the capitalized software and has written-off previously capitalized costs of $2,543,000 as of December 31, 2001.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

Concentration of credit risk

     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2001, and December 31, 2000, the Company had uninsured cash and cash equivalents, and restricted cash of $4,228,757 and $12,708,905 respectively.

Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, consisting primarily of receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments and the borrowing costs to the Company.

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

Income Taxes

     The Company accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine that it is more likely than not that the net deferred tax asset will be realized.

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

     As of December 31, 2001, potential dilutive securities representing 28,569,417 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 3,151,135 outstanding stock options, and 25,418,282 outstanding common stock purchase warrants.

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

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value method of accounting for stock-based compensation plans, allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but to disclose the pro forma effect on net loss and diluted loss per share had the fair value of the stock options been expensed. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant above the amount an employee must pay to acquire the stock. The pro forma effect on net loss and per share data using the fair value method are disclosed.

     The Company has adopted FIN 44 and as a result recognized $129,527 in expense during the year ended December 31, 2000 due to variable accounting applied to stock option repricing. Due to the decline in the Company's stock price during 2001, the Company reversed the $129,527 in non-compensation during the year ended December 31, 2001.

Recent Accounting Pronouncements

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

NOTE 3 - AGREEMENT WITH TVG

     In May 2001, Youbet.com entered into a warrant issuance agreement (the "Warrant Agreement") and a track content and patent license agreement (the "License Agreement") with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as TVG ("TVG"). These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase up to 51% of the Company's outstanding common stock.

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

     The Company issued TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes option pricing model as additional paid in capital and the license agreement as a deferred asset captioned "Licensing Rights" and is being amortized over three years.

     The Company issued TVG the additional warrant on September 20, 2001 (the date the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using Black-Scholes, as a deferred asset captioned "Licensing Rights" and it is being amortized over three years. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

     In consideration of the rights granted to Youbet.com under the License Agreement, Youbet.com has agreed to pay to TVG fees based on the handle generated by Youbet.com from wagering activity and to issue to TVG the warrants to purchase Youbet.com common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described above.

NOTE 4-AGREEMENT WITH MAGNA

     Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. (collectively, "Ladbroke"), operate horseracing operations within the State of Pennsylvania. Effective June 23, 1997, the Company and Ladbroke entered into a Telecommunications Facilitation System Agreement which provides that the Company will facilitate interactive telecommunications between customers to the You Bet Network and Ladbroke's horseracing activities. During 2001, Ladbroke was acquired by Magna Entertainment, Corp., ("Magna"). The Magna Agreement contains certain exclusivity provisions during the first two years of the agreement, and also provides Magna with the right to receive the benefit of any more favorable terms should the Company enter into a subsequent agreement with another horseracing facility. The Magna Agreement provides for a term of five years subsequent to the first transmission of live wagering information over the You Bet Network to an end user. The initial transmissions of live wagering information over the You Bet Network commenced during January 1998. As a result, the term of the Magna Agreement is through January 2003.

     The Company is entitled to receive on a weekly basis one-half of the net commissions to Magna derived from wagers placed by Youbet.com customers. Net commissions are calculated as gross commissions generated from wagers, less state taxes and certain direct costs. The Magna Agreement contains provisions allowing the termination of the agreement by either party at any time prior to January 2003, in the event that net commissions are, or are projected in good faith by either party to the agreement, to be less than $1,000,000 for any full twelve month period during the term of the agreement subsequent to the initial eighteen month period.

     For the year ended December 31, 2001, 2000 and 1999, $4,481,461, $4,933,794
and $3,239,332 of the Company's revenues were generated from the Magna Agreement, respectively. The Company currently estimates that net commissions will exceed $1,000,000 for all twelve-month periods during the term of the agreement. However, should net commissions be less than $1,000,000 during such twelve month period, Magna could elect to terminate the agreement, which could have a material adverse effect on the Company's business.

NOTE 5-PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31, 2001 and 2000:

                                                        2001            2000
                                                     -----------    -----------

Computer equipment ...............................   $ 5,213,737    $ 5,000,661
Software .........................................     1,247,761      1,244,510
Office furniture and equipment ...................       531,458        237,225
Leasehold improvements ...........................     2,853,055      2,867,378
                                                     -----------    -----------
                                                       9,846,011      9,349,774

Less: Accumulated depreciation and amortization ..    (3,966,710)    (2,077,275)
                                                     -----------    -----------
Property and equipment, net ......................   $ 5,879,301    $ 7,272,499
                                                     ===========    ===========

NOTE 6-ACCRUED EXPENSES

     Accrued expenses consisted of the following as of December 31, 2001 and 2000:

                                                          2001          2000
                                                       ----------    ----------

Track commission ...................................   $  302,261    $   50,216
Marketing expenses .................................      291,395       221,331
Severance costs ....................................      274,093       720,613
Software licensing fee .............................      203,859       203,859
Professional fees ..................................       26,884       201,640
Legislative fees ...................................           --        50,000
Other ..............................................      203,614       139,383
                                                       ----------    ----------
Total ..............................................   $1,302,106    $1,587,042
                                                       ==========    ==========

NOTE 7-NOTES PAYABLE

     On April 5, 1999, the Company issued $45,500,000 principal amount of 11% Senior Convertible Discount Notes ("Notes") for cash proceeds of $36,728,510, which represents a discount of 11% per year, compounded semi-annually, to April 5, 2001. The Company incurred approximately $1,625,000 of costs related to this offering and issued 50,000 warrants exercisable at $10.00 per share as a finder's fee. These warrants had an aggregate fair value of $352,000. The notes began accruing interest on April 5, 2001 at 11% per year, payable semi-annually. Principal and unpaid interest were due and payable on April 5, 2004. The Notes plus accrued, unpaid interest were convertible at any time at the rate of $10 per common share. Based on a valuation report prepared by an investment and merchant banking firm dated April 28, 1999, the Company has determined that the Notes conversion price at $10.00 per share was at fair market value. Accordingly, the Company was expected to recognize a charge to operations of $352,000 over the five-year maturity period, with a corresponding credit to paid-in capital. The notes also contain covenants and restrictions limiting the ability of the Company to engage in certain financings, other transactions and dividend distributions.

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

NOTE 8-STOCKHOLDERS' EQUITY

a.   Issuance of Common Stock and Related Warrants

     During 1999, the Company issued 74,833 shares of common stock in conjunction with the exercise of stock options by certain employees. In order to affect a cashless exercise of such options, an additional 37,417 stock options were forfeited. This cashless exercise resulted in a charge to non-cash compensation of $300,000.

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

     During 2001, the Company issued 17,100 shares of common stock, in conjunction with the exercise of stock options with an exercise price of $0.69 per share, generating proceeds to the Company of $11,799.

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

     The Preferred Stock had a liquidation preference of $25.00 per share and ranked senior to all other series of preferred stock that could have been issued in the future. Each share of Preferred Stock was convertible into ten shares of common stock of the Company, and provided for the automatic conversion into common stock at the then prevailing conversion rate at such time as the Company completed a public offering which raised not less than $15,000,000 in gross proceeds and had its common stock listed on a major exchange or the NASDAQ National Market System. Based on a valuation report prepared by an investment and merchant banking firm dated July 31, 1998, the Company has determined that the Preferred Stock was sold at fair market value. In connection with the secondary public offering in June 1999, the remaining 107,110 shares of convertible preferred stock were converted into 1,071,110 shares of common stock.

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

     On July 8, 1999, the board approved the recommendation of the Compensation Committee to grant Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discount Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet.com's secondary offering, $70,000 (plus accrued interest) credited at such time as Youbet.com achieves 15,000 customers and $70,000 (plus accrued interest) to be credited at such time as Youbet.com achieves 25,000 customers. As a result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $140,000 Note will be with full recourse to the Fell Trust and Youbet.com has released to the Fell Trust all of the collateral pledged in connection with the Note. The $140,000 Note has been recorded as a reduction to stockholders' equity at December 31, 2000. The $140,000 Note was fully paid in November 2001.

     Effective June 29, 1998, in connection with the Preferred Stock financing, the Company entered into a Services Agreement with Fell & Company, Inc., pursuant to which Mr. Fell would serve as Chairman of the Board of Directors for a period of three years. The Services Agreement also provided that Mr. Fell would serve as interim Chief Executive Officer until a new Chief Executive Officer is appointed, provided that if an employment agreement is not entered into with a new Chief Executive Officer within six months from June 29, 1998, or such person does not commence employment within eight months of June 29, 1998, the position of Chief Executive Officer will become the Office of the Chief Executive and will consist of Mr. Fell, Mr. Marshall and Mr. Fine. For making Mr. Fell's services available to the Company, Fell & Company, Inc. would receive $150,000 per annum, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. Effective February 23, 1999, the Board of Directors approved the appointment of Mr. Fell as full-time Chief Executive Officer, and Mr. Marshall and Mr. Fine agreed to waive the requirement for formation of the Office of the Chief Executive. The Board of Directors also approved an increase in the amount payable to Fell & Company, Inc. for making Mr. Fell's services available to the Company, to $225,000 per annum effective March 1, 1999, subject to cost of living increases, plus the amount of payroll taxes the Company would pay if Mr. Fell were an employee of the Company, and standard benefits. The increase reflects the increase in Mr. Fell's involvement with the Company from 70% to 100% of his available time. During 2000, Robert M. Fell was granted an option to purchase 300,000 shares of common stock, pursuant to the 1998 Stock Plan at an exercise price of $4.875. The options have a ten-year term and vest in two annual installments beginning July 2001.

     In May 2001, subject to the execution of the agreements with TVG referred to under "Issuance of Warrants to TVG," the Fell Services Agreement and related option and warrant agreements were amended as follows: (a) the base fee was increased by $150,000 retroactive to March 8, 2000; (b) the exercise price for 750,000 of the Fell Warrants was reduced from $2.50 per share to $0.45 per share, the exercise price of the remaining Fell Warrants was reduced to $0.97 per share, based upon the price of Youbet.com's common stock after the announcement of the TVG transaction, and the exercise price of the 300,000 stock options held by Mr. Fell was reduced from $4.88 per share to $0.97 per share;
(c) for a 90-day period after this stockholders meeting, Fell & Company, Inc. could terminate the Fell Services Agreement; and (d) if the Fell Services Agreement was so terminated, (i) Fell & Company, Inc. would receive a lump sum payment of two times the base fee (increased as provided above), (ii) Youbet.com must continue to provide the nonsalary benefits provided for in the Fell Services Agreement for two years, including premium payments on a life insurance policy, (iii) the 150,000 unvested stock options held by Mr. Fell would vest,
(iv) if Mr. Fell is not then serving as a director, he would render consulting services (up to ten hours per month) through May 9, 2003 without any additional compensation and (v) if so requested by the Board, Mr. Fell would serve as Chairman of the Board through May 9, 2002.

     In June 2001 the Board approved further amendments to the Fell Services Agreement extending the period of time during which Mr. Fell could terminate the Fell Services Agreement to one year after this stockholders meeting. Also, in June 2001, in recognition of Youbet.com's strategic initiatives with respect to the agreements with TVG and the opening of Youbet.com's Oregon wagering facility, Mr. Fell agreed to increase the exercise price of all the Fell Warrants and the 300,000 stock options held by Mr. Fell to $1.09 per share, the closing trading price of Youbet.com's common stock on June 29, 2001.

     Effective November 8, 2001, Mr. Fell resigned as the Company's Chief Executive Officer. In accordance with the Fell Services Agreement described above, Mr. Fell received a lump sum payment of two times the base fee, net of amounts due to Youbet.com (consisting principally of the $140,000 note receivable plus accrued interest). Mr. Fell continued to render services to Youbet.com receiving compensation under the Fell Services Agreement through February 8, 2002. Pursuant to Mr. Fell's resignation agreement on March 21, 2002, the Company agreed to pay Fell and Company $55,000 (which included $38,000 in accrued vacation) in lieu of any future benefits (including whole life insurance, health/dental/vision/disability insurance, auto allowance and related auto expenses) that Mr. Fell would have been entitled to under the amended Services Agreement. Mr. Fell continued as Chairman of the Board of Directors through March 21, 2002 when he resigned as Chairman of the Board.

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

     During the year ended December 31, 2001, in connection with the TVG transaction, the Company issued two warrants to TVG to purchase up to 51% of the outstanding common stock. See Note-3 to the accompanying notes to the consolidated financial statements.

     Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                     Weighted
                                                      Warrants    Exercise Price
                                                     ----------   --------------
Balance, December 31, 1999........................    6,857,564       $ 3.76
Warrants issued...................................       10,000       $ 4.28
Exercised.........................................      (12,227)      $ 0.39
                                                     ----------
Balance, December 31, 2000........................    6,855,337       $ 3.76
Warrants issued...................................    3,884,650       $0.001
Warrants issued...................................   16,432,969       $ 2.50
Warrants expired..................................   (1,754,674)      $ 4.05
                                                     ----------
Balance, December 31, 2001........................   25,418,282       $ 2.29
                                                     ==========

Warrants exercisable at December 31, 2001.........   25,418,282       $ 2.29
                                                     ==========

     The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued.

     Additional information about outstanding warrants to purchase the Company's common stock at December 31, 2001 is as follows:

                                         Warrants Outstanding and Exercisable
                                      ------------------------------------------
                                                      Weighted Avg.     Weighted
                                                        Remaining         Avg.
                                         Number     Contractual Life   Exercise
                                       of Shares       (in years)        Price
                                      -----------   ----------------   ---------
Range of Exercise Prices:
$0.001 - $0.01.....................     3,891,149         2.50          $0.001
$1.09..............................     1,200,000         6.50          $ 1.09
$2.50..............................       440,000   Not determinable    $ 2.50
$2.50..............................    17,781,789         2.38          $ 2.50
$2.51 - 5.51.......................       148,844   Not determinable    $ 4.55
$2.51 - 5.51.......................     1,731,500         1.03          $ 4.15
$5.51 and over.....................       225,000         2.41          $14.33
                                      -----------                       ------
Total..............................   25,418,2821                        $2.29
                                      ===========                       ======

d.   Stock Options

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

(3) Stock options were granted to a consultant to purchase 25,000 shares of common stock at an exercise price of $10.50. The fair value of these options was $257,750, and is being expensed over the vesting period. These options vest ratably over two years commencing on the grant date. These options are exercisable for a period of ten years.

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

     In December 2000, the Company offered all of its employees, except for the Chief Executive Officer, the opportunity to reprice their current stock options to the then current market price in exchange for a 10% reduction in their base pay. Employees holding 744,417 stock options (including two of the Company's executive officers holding 425,200 stock options) accepted the Company's offer, and as such the options are subject to variable plan accounting and the Company recognized $129,527 in non-cash compensation during the year ended December 31, 2000 (including $62,786 relating to stock options repriced by two executives). Due to the decline in the

Company's stock price during 2001, the Company reversed the $129,527 in non-compensation during the year ended December 31, 2001.

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

(3) Stock options were granted to various consultants to purchase 94,919 shares of common stock at an exercise price ranging from $0.63 to $5.88 per share, the fair market price at the date of grant. The fair value of these options was $272,829, and is being expensed over the vesting period. These options vest over various periods ranging from one month to four years. These options are exercisable for a period ranging from five to ten years.

(4) Stock options were granted to five Directors to purchase 200,000 shares of common stock at an exercise price ranging from $4.78 to $4.94, the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years. Subsequently, 82,250 of these options were canceled.

     During 2001, the Company granted various stock options, as follows:

(1) The Company issued stock options to two executives to purchase a total of 412,600 shares of common stock at an exercise price ranging from $0.97 to $1.00 per share, the fair market price at the date of grant. The stock options vest at specified dates during a period of four years and are exercisable for a period of ten years. In May 2001, the company repriced 300,000 options previously granted to an executive at an exercise price of $1.09, the fair market price at the date of repricing

(2) The Company issued stock options to non-executive employees to purchase 645,307 shares of common stock at exercise prices ranging from $0.38 to $1.38 per share, the fair market price at the date of grant. These options vest over four years and are exercisable for a period of five years. On August 1, 2001, the company repriced 373,355 options previously granted to non-executive employees to an exercise price of $1.00, the fair market price at the date of repricing.

(3) Stock options were granted to various consultants to purchase 15,629 shares of common stock at an exercise price ranging from $0.38 to $1.27 per share, the fair market price at the date of grant. The fair value of these options was $14,457, and is being expensed over the vesting period. These options vest over various periods ranging from one month to four years. These options are exercisable for five years. On August 1, 2001, the Company repriced 5,419 options previously granted to consultants to an exercise price of $1.00, the fair market price at the date of repricing.

(4) Stock options were granted to three non-employee Directors to purchase 120,000 shares of common stock at an exercise price $0.44, the fair market value on the date of grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years. On April 3, 2001, the Company repriced 130,000 options previously granted to two directors to an exercise price of $0.44, the fair market price at the date of repricing.

     Information with respect to activity under the Stock Option Plans is summarized as follows:

                                                                       Weighted
                                                             Stock     Exercise
                                                            Options     Price
                                                           ----------  --------

Balance December 31, 1998...............................    1,914,212   $2.64
Options granted.........................................    1,057,550   $7.50
Options exercised.......................................     (275,372)  $2.53
Options terminated......................................     (261,159)  $8.29
                                                           ---------
Balance December 31, 1999...............................    2,435,231   $4.22
Options granted.........................................    1,648,268   $3.79
Options exercised.......................................     (147,725)  $2.52
Options terminated......................................   (1,333,453)  $5.16
                                                           ----------

Balance December 31, 2000...............................    2,602,321   $2.75
Options granted.........................................    1,193,536   $1.03
Options exercised.......................................      (17,100)  $0.69
Options terminated......................................     (627,622)  $2.74
                                                           ----------
Balance December 31, 2001...............................    3,151,135   $1.26
                                                           ==========

Options exercisable (vested) at December 31, 2001.......    1,852,217   $1.49
                                                           ==========

     Additional information about outstanding options to purchase the Company's common stock at December 31, 2001 is as follows:

                                          Options Outstanding                  Options Exercisable
                             --------------------------------------------   --------------------------
                                          Weighted Avg.
                                           Remaining
                              Number       Contractual      Weighted Avg.     Number    Weighted Avg.
                             of Shares   Life (In Years)   Exercise Price   of Shares   Exercise Price
                             ---------   ---------------   --------------   ---------   --------------
Range of Exercise Prices:
$0.01 - 0.99..............   1,754,962        5.04              $0.74         988,050       $0.70
$1.00 - 1.99..............     900,484        4.78              $1.04         375,978       $1.04
$2.50.....................     334,200        3.73              $2.50         334,200       $2.50
$3.01 - $4.94.............      66,489        5.34              $3.75          66,489       $3.75
$5.51 - $10.50............      95,000        5.45              $6.73          87,500       $6.81
                             ---------        ----              -----       ---------       -----
Total.....................   3,151,135        4.85              $1.26       1,852,217       $1.49
                             =========        ====              =====       =========       =====

     On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule.

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

                                                         2001    2000    1999
                                                         -----   -----   -----

Expected life in years................................    6.33    7.74       5
Risk free interest rate...............................    5.17%   6.00%   6.75%
Dividend yield........................................       0%      0%      0%
Expected volatility...................................   135.8%  113.7%  101.7%

     The weighted average fair value at the date of grant for stock options and warrants granted during 2001, 2000, and 1999 was $1.03 per option and $2.02 per warrant in 2001, $3.79 per option and $4.28 per warrant in 2000, and $6.11 per option and $7.65 per warrant, respectively.

                                              Year Ended December 31,
                                      -----------------------------------------
                                          2001          2000           1999
                                      ------------   -----------   ------------
Net loss
   As reported.....................   $(14,799,182)  $(1,741,401)  $(24,486,268)
   Pro forma.......................   $(17,324,216)  $(4,309,989)  $(25,825,592)
Net loss per share
   As reported.....................   $      (0.76)  $     (0.09)  $      (1.45)
   Pro forma.......................   $      (0.89)  $     (0.22)  $      (1.52)

NOTE 9-CAPITAL AND OPERATING LEASES

     On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Los Angeles, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments commenced July 13, 2000. Rent expense under this lease was $720,936 and $300,390 for the years ended December 31, 2001, and 2000 respectively. In conjunction with this lease agreement, Youbet.com obtained a one-year $1,029,000 letter of credit, which was secured by cash. Youbet.com is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of December 31, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805, which is classified as restricted cash in the Company's accompanying audited consolidated financial statements. The Company did not renew the letter of credit when it expired on March 28, 2002 and as such the landlord drew $920,805 against the letter of credit and is holding the monies as a deposit. Management intends to obtain a new letter of credit to replace the prior one. Upon replacement of the letter of credit, the landlord will refund the aforementioned deposit to the Company.

     On July 1, 2001 the Company entered into a lease agreement for its Oregon facility. The base term of the lease is three years. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement. Rent expense for 2001 was $12,618.

Future obligations under these lease agreements are as follows:

Year ending December 31,                                               Amount
------------------------                                             ----------

2002..............................................................   $  757,365
2003..............................................................      780,085
2004..............................................................      789,699
2005..............................................................      799,603
2006..............................................................      823,591
2007 and thereafter...............................................    3,078,637
                                                                     ----------
                                                                     $7,028,980
                                                                     ==========

NOTE 10-COMMITMENTS AND CONTINGENCIES

     Effective March 11, 2002 Charles Champion and Youbet.com entered into an employment agreement pursuant to which Mr. Champion serves as a Director, President and Chief Operating Officer of Youbet.com through March 2005. This employment agreement provides for Mr. Champion to receive an annual salary of $200,000 during the first year and subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion was issued 400,000 in stock options at $0.50 per share.

     The Company entered into employment agreements with Russell M. Fine which provided for a term of five years and compensation of $150,000 per annum, subject to cost of living increases. Mr. Fine's agreement was terminated on May 3, 2000 and he resigned as a member of the Board of Directors and as the Chief Technology Officer. Effective May 3, 2000 Mr. Fine and Youbet.com entered into a consulting agreement pursuant to which Mr. Fine will provide consulting services to Youbet.com for a period of three years. For making his services available, Mr. Fine receives a base fee of $182,500 per year and other miscellaneous benefits.

     In March 2001 Ron Luniewski and Youbet.com entered into an employment agreement pursuant to which Mr. Luniewski serves as Executive Vice President and Chief Operating Officer of Youbet.com through April 2002. This employment agreement provides for Mr. Luniewski to receive an annual salary of $157,500, however, effective May 1, 2001, the salary was increased to $175,000. Mr. Luniewski was also eligible to receive an annual bonus determined by the Board in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet.com in February 2000, expiring on April 2001 which had substantially the same terms. Mr. Luniewski resigned as Co-Chief Executive Officer and Director effective March 14, 2002. Mr. Luniewski served as a non-officer employee until April 5, 2002.

     Effective November 8, 2001 Phillip Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann would serve as Co-Chief Executive Officer and Chief Financial Officer of Youbet.com through April 2003. This employment agreement provided for Mr. Hermann to receive an annual salary of $175,000. Mr. Hermann was also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 100,000 in stock options at $1.00, the fair market value at the date of the grant. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet.com in March 2001 expiring in April 2002 which had substantially the same terms. On March 21, 2002, Mr. Hermann and Youbet.com entered into an employment agreement pursuant to which Mr. Hermann serves as President, Chief Operating Officer, and Chief Financial Officer of Youbet.com through April 2004. This employment agreement provides for Mr. Hermann to receive an annual salary of $225,000. Mr. Hermann is also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 200,000 in stock options at $0.64, the fair market value at the date of the grant. In addition, on October 27, 2001, Mr. Hermann and Youbet.com entered into a one year severance agreement pursuant to which upon a change of control as defined in the severance agreement, and at Mr. Hermann's election, Mr. Hermann can terminate his employment agreement and receive a lump sum payment equal to one year salary plus benefits. In addition, if Mr. Hermann elects to terminate his employment agreement, all options held by Mr. Hermann become vested immediately and Mr. Hermann will have three years to exercise his options from the date of termination. On March 28, 2002, Mr. Hermann resigned as President and Chief Operating Officer. On April 11, 2002, the Company entered into a Seperation Agreement (the "Agreement") with Mr. Hermann whereby, effective immediately, Mr. Hermann resigned as an executive officer of the Company and as a member of the Board of Directors. Mr. Hermann will continue to serve as Chief Financial Officer for up to 90 days or until he is replaced. Under the terms of the Agreement, Mr. Hermann will provide services to Youbet.com until December 31, 2003. For making his services available, Mr. Hermann will receive his annual salary and other benefits. As part of the Agreement, Mr. Hermann's stock options became fully vested and as consideration, Mr. Hermann agreed to certain restrictions on the sale of shares underlying his stock options and to relinquish 130,000 of his stock options.

NOTE 11-LEGAL PROCEEDINGS

     On June 4, 1999, a complaint was filed against Youbet.com in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that Youbet.com breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by Youbet.com to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. As the litigation is at an initial stage, an outcome cannot be predicted at this time.

     On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles County District Attorney's Office. In cooperation with the investigation, effective November 10, 1999, the Company voluntarily suspended reception and transmission of wagering information from California residents and accelerated its implementation of a new data center outside the state of California. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a stipulation with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. In connection with the settlement, the Company disbursed a total of $1,308,250, consisting of $208,250 in cost reimbursements, $600,000 in civil payments, $300,000 in contributions to the Los Angeles County Education

Foundation in support of computer education and $200,000 to the California Council on Problem Gambling. The Company incurred approximately $150,000 of legal fees in connection with this investigation. As part of the settlement, the Company agreed that until California law is clarified, California customers would not be allowed to place wagers on the You Bet Network. As of December 31, 2001, approximately 16% of Youbet.com's customers were from California. On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the Company to accept online and telephone horse racing pari-mutuel wagering from California residents. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc.

     The Company received correspondence from the Business Software Alliance ("BSA") alleging the Company had used or installed unauthorized copies of software products on its computers. In their correspondence, BSA proposed to settle their claims against the Company for a settlement amount of $824,000, based on twice the alleged value of the unauthorized software installed. Management believes that the BSA claims are substantially overstated. Management cannot predict the outcome of this claim.

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. The Company has entered into negotiations with the vendor, and management cannot predict the outcome of these negotiations.

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

NOTE 12-INCOME TAXES

     The Company has recorded a provision for current minimum state income taxes in the accompanying consolidated financial statements. At December 31, 2001, the Company has available Federal and State net operating loss carryforwards of approximately $56,077,000 and $35,818,000, respectively, for income tax purposes, which expire in varying amounts through 2021 for federal and 2006 for state purposes.

     The provision differs from the expense that would result from applying the Federal statutory rate of 34% to income before taxes primarily because of state income taxes and the valuation allowance on deferred tax assets.

     The net operating loss carryforward generated a deferred tax asset of approximately $22,232,000 as of December 31, 2001. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under the Federal Tax Law Internal Revenue Code Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.

NOTE 13-SUBSEQUENT EVENT

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's Chairman of the Board and Chief Executive Officer and seven other investors. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share.