Form 10QSB
period 2002-03-31
YOUBET COM INC
filed 2002-05-15
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   Form 10-QSB

(Mark One)



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

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


               5901 De Soto Avenue, Los Angeles, California 91367
          (Address of principal executive offices, including zip code)

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

     As of May 14, 2002, the issuer had 19,537,950 shares of common stock issued and outstanding.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002


                                                                                                                        Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
               Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 .............................         3
               Consolidated Statements of Operations for the three months ended March 31, 2002
                  and March 31, 2001 ..............................................................................         4
               Consolidated Statements of Cash Flows for the three months ended March 31, 2002
                  and March 31, 2001 ..............................................................................         5
               Notes to Unaudited Consolidated Financial Statements ...............................................         6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...................        13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..............................................        17

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings .......................................................................................        18
Item 2.   Changes in Securities ...................................................................................        18
Item 4.   Submission of Matters to a Vote of Security Holders .....................................................        19
Item 5.   Other Information .......................................................................................        19
Item 6.   Exhibits and Reports on Form 8-K ........................................................................        19
Signatures ........................................................................................................        20

Part I. Financial Information
Item 1. Financial Statements

                                YOUBET.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31, 2002      December 31, 2001
                                                                                      -----------------      -----------------
                                                                                          (Unaudited)            (Audited)
ASSETS

Current assets:
Cash and cash equivalents                                                                 $  3,038,060         $   3,560,740
Restricted cash, current portion (Notes 2 and 3)                                               143,802               107,867
Receivables                                                                                    464,815               278,235
Interest and other receivables                                                                  26,110                59,468
Prepaid expenses                                                                               227,821               433,636
                                                                                      ----------------         -------------
     Total current assets                                                                    3,900,608             4,439,946
                                                                                      ----------------         -------------
Property and equipment                                                                       9,880,689             9,846,011
Less: Accumulated depreciation and amortization                                             (4,461,660)           (3,966,710)
                                                                                      ----------------         -------------
     Property and equipment, net                                                             5,419,029             5,879,301
                                                                                      ----------------         -------------
Licensing rights, net (Note 4)                                                               7,734,367             8,638,213
Restricted cash, net of current portion (Note 2)                                                     -               812,938
Deposits and other (Note 1 and 2)                                                            1,534,931               115,175
                                                                                      ----------------         -------------
     Total assets                                                                         $ 18,588,935         $  19,885,573
                                                                                      ================         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                          $  1,848,397         $   1,627,588
Accrued expenses                                                                             1,535,138             1,302,106
Customer deposits                                                                              530,208               361,500
Accrued compensation and related items (Note 8)                                                423,253               335,113
Deferred revenues                                                                                8,131                 8,097
Notes payable (face $750,000), net of discount of $434,742 (Note 5)                            315,258                     -
                                                                                      ----------------         -------------
     Total current liabilities                                                               4,660,385             3,634,404
                                                                                      ----------------         -------------
     Total liabilities                                                                       4,660,385             3,634,404
Commitments and contingencies (Notes 1, 5, and 7)
Stockholders' equity:
Preferred stock, $.001 par value--Authorized 1,000,000 shares, none outstanding                      -                     -
Common stock, $.001 par value--Authorized 100,000,000 shares, 19,537,950
     shares outstanding as of December 31, 2001 and March 31, 2002                              19,538                19,538
Additional paid-in capital                                                                  95,657,333            95,084,423
Accumulated deficit                                                                        (81,748,321)          (78,852,792)
                                                                                      ----------------         -------------
     Total stockholders' equity                                                             13,928,550            16,251,169
                                                                                      ----------------         -------------
     Total liabilities and stockholders' equity                                           $ 18,588,935         $  19,885,573
                                                                                      ================         =============

     See accompanying notes to unaudited consolidated financial statements.

                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                        -----------------------------------------------
                                                                                 2002                     2001
                                                                        ----------------------   ----------------------
Revenues                                                                $            2,617,215   $            1,647,765
Operating expenses:
   Network operations                                                                  491,935                  714,471
   Research and development                                                            489,383                  713,523
   Sales and marketing                                                               1,659,456                1,063,930
   General and administrative                                                        1,484,230                1,185,788
   Depreciation and amortization                                                     1,398,796                  493,358
                                                                        ----------------------   ----------------------
     Total operating expenses                                                        5,523,800                4,171,070
                                                                        ----------------------   ----------------------
Loss from operations                                                                (2,906,585)              (2,523,305)

Other income (expense):
   Interest income                                                                      16,464                  176,058
   Interest expense                                                                     (5,407)                  (3,792)
   Other                                                                                     -                   (2,087)
                                                                        ----------------------   ----------------------
     Total other income                                                                 11,057                  170,179
                                                                        ----------------------   ----------------------
Net loss                                                                $           (2,895,528)  $           (2,353,126)
                                                                        ======================   ======================
Basic and diluted:
   Net loss per common share                                            $                (0.15)  $                (0.12)
                                                                        ======================   ======================
   Weighted average number of common shares outstanding                             19,537,950               19,520,850
                                                                        ======================   ======================

     See accompanying notes to unaudited consolidated financial statements.

                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended March 31,
                                                                                            ------------------------------
                                                                                                2002              2001
                                                                                            ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
     Net loss                                                                               $ (2,895,528)     $ (2,353,126)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             1,398,796           493,358
     Amortization of fair value of warrants issued for financing costs                             2,395                 -
     Non-cash compensation                                                                       135,772            (5,090)
     Loss on disposal of assets                                                                        -             3,296
Change in operating assets and liabilities:
     Receivables                                                                                (186,580)          169,034
     Prepaid expenses                                                                            205,815           (22,092)
     Other current assets                                                                       (110,444)          253,403
     Deposits                                                                                   (498,951)           41,702
     Accounts payable                                                                            220,809          (589,678)
     Customer deposits                                                                           168,708                 -
     Accrued compensation and related items                                                       88,140           (98,916)
     Other accrued expenses                                                                      233,032           171,526
     Deferred revenues                                                                                33             1,552
                                                                                            ------------      ------------
          Net cash used in operating activities                                               (1,238,003)       (1,935,031)
                                                                                            ------------      ------------

Cash flows from investing activities:
     Restricted cash                                                                                   -           107,867
     Purchases of property and equipment                                                         (34,677)         (458,780)
                                                                                            ------------      ------------
          Net cash used in investing activities                                                  (34,677)         (350,913)
                                                                                            ------------      ------------

Cash flows from financing activities:
     Proceeds from notes payable                                                                 750,000                 -
     Payments on capitalized lease obligations                                                         -            (8,909)
                                                                                            ------------      ------------
          Net cash provided by (used in) financing activities                                    750,000            (8,909)
                                                                                            ------------      ------------
Net decrease in cash and cash equivalents                                                       (522,680)       (2,294,853)
Cash and cash equivalents at the beginning of the period                                       3,560,740        12,094,172
                                                                                            ------------      ------------
Cash and cash equivalents at the end of the period                                          $  3,038,060      $  9,799,319
                                                                                            ============      ============

Supplemental disclosure of cash flow information
     Cash paid for Interest                                                                 $        639      $      3,792
     Reclassification of Restricted Cash to Deposits (Note 2)                               $    920,805      $          -
                                                                                            ============      ============

Non-cash investing and financing activities:
   Non-cash compensation                                                                    $          -      $        893
   Fair value of warrants issued for financing costs                                        $    437,137      $          -
                                                                                            ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                                YOUBET.COM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

Note 1-Organization and Basis of Presentation

Business

     Youbet.com, Inc. ("Youbet.com" or the "Company") has established itself as one of the leading global brand names for online live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, etc, is a large global industry which adapts well to the Internet space. The Company has initially focused on the United States horse wagering market and its principal product, the You Bet Network, a PC-based system which allows a customer to transmit information and thereby process wagers. The Company is working to expand the Youbet.com brand, product and services in the United States and overseas market. The Company currently provides its United States network members the ability to watch, access a comprehensive database of handicapping information and, in most states, the ability to wager on a wide selection of coast-to-coast thoroughbred, quarter horse, and harness horse racing, via its exclusive virtual private network. The You Bet Network is completely interactive and provides a real-time interactive audio video environment.

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

     On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the acceptance by the Company of online and telephone horse racing pari-muteul wagering from California residents. The acceptance and placement of wagers will be processed through Youbet Oregon, Inc. The Company also accepts and process wagers through another licensed account-wagering entity owned by Magna Entertainment, Corp., ("Magna"). In connection with obtaining this license, the Company placed a $500,000 cash deposit with the California Horse Racing Board which is classified as deposits in the accompanying unaudited consolidated financial statements.

Going Concern

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as to fund its expansion plans consistent with Youbet.com's anticipated changes in operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing (see Note 5). The Company is exploring various alternatives to raise this additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the unaudited consolidated financial statements that might result from the outcome of this uncertainty.

Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements for the three months ended March 31, 2002 and 2001 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and March 31, 2001, and its cash flows for the three months ended March 31, 2002 and March 31, 2001 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 15, 2002 and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted.

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

Concentration of Credit Risk

     The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2002, and December 31, 2001, the Company had uninsured cash and cash equivalents, and restricted cash of $2,797,900 and $4,228,800 respectively.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2-Description of Property

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

Note 3-Restricted Cash

     The Company uses several vendors to process its credit card and check transactions. Some of these vendors require that the Company keep in reserve, for up to six months, a certain percentage of the total amounts processed as a security against any future potential losses. These reserves amounted to $143,802 and are classified as restricted cash as of March 31, 2002.

Note 4-Agreement with TVG

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

     The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the Company's technology. Accumulated amortization as of March 31, 2002 was $833,838.

     The Company issued to TVG the Additional TVG Warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the Company's technology. Accumulated amortization as of March 31, 2002 was $1,396,152. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that
(i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

     Estimated aggregate amortization expense relating to Licensing Rights for the next three years is as follows:

     2002           $3,615,408
     2003            3,615,408
     2004              503,551

Note 5-Notes payable

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chief Executive Officer and seven other investors. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Company recorded the fair value of the warrants issued of $437,137, using the Black-Scholes model, as a note discount and is being amortized over one year as interest expense.

Note 6-Stockholders' Equity

Issuance of Stock Options

     During the three months ended March 31, 2002, the Company granted various stock options, as follows:

     (1) Stock options were granted to employees to purchase 900 shares of common stock at exercise prices ranging from $0.50 to $0.82, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     (2) Stock options were granted to an executive officer to purchase 400,000 shares of common stock at an exercise price of $0.50, below the market value at the date of grant, which was $0.60. These options vest as follows; 100,000 vest in ninety days, and 300,000 vest over three years. These options are exercisable for a period of ten years.

     (3) Stock options were granted to a director to purchase 40,000 shares of common stock at an exercise price of $0.80, the fair market value at the date of grant. These options vest monthly over one year and are exercisable for a period of ten years.

     (4) Stock options were granted to consultants to purchase 3,751 shares of common stock at exercise prices ranging from $0.56 to $0.65, the fair market value at the date of grant. The fair value of these options is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 1,251 upon grant, and 2,500 vest in six months. These options are exercisable for a period of five years.

Issuance of warrants

     During the three months ended March 31, 2002, in connection with the Notes Payable financing, the Company issued warrants to the lenders to purchase up to 750,000 of common stock. See Note-5 to the accompanying notes to the unaudited consolidated financial statements.

Note 7-Legal Proceedings

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

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. During April 2002, the Company settled all of the vendor's claims for $160,000.

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

Note 8-Accrued Compensation and Related Items

     On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant to David Marshall (through his wholly-owned subsidiary) and Russell Fine, a bonus award of $300,000, payable $75,000 to each upon the Company achieving 15,000 subscribers and $75,000 to each upon the Company achieving 25,000 subscribers. The Company has accrued a total of $150,000 ($75,000 to each of Messrs. Marshall and Fine) for the quarter ended March 31, 2002.

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

Going Concern

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's certified public accountants have included an explanatory paragraph in their report for the year ended December 31, 2001, which indicates there is substantial doubt about the Company's ability to continue as a going concern (see Note 1 to the unaudited consolidated financial statements for additional information). The Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as to fund its expansion plans consistent with Youbet.com's anticipated changes in operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing. The Company is exploring various alternatives to raise this additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the consolidated financial statements that might result from the outcome of this uncertainty.

Overview

     Youbet.com established itself as one of the leading global brand names for online live event sports entertainment wagering and other forms of online gaming. The Company has initially focused its efforts primarily on the United States horse racing industry. Youbet.com believes that online communication is an ideal medium for live event wagering. First, online communication allows bettors instant access to vast amounts of historical performance data used in assessing potential wagers. Second, online communication offers the ability to sort and analyze such data in ways and at speeds that are unachievable manually. Third, online communication technology allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, thus freeing bettors from traditional site-specific wagering locations. In addition, the speed of electronic communication allows wagers to be placed and acknowledged in seconds.

     Youbet.com's initial product, the You Bet Network, is a PC-based system, which utilizes the infrastructure of the Internet and a virtual private network with Internet access to provide up-to-the minute detailed information on races taking place at horse tracks nationwide. The Company also delivers a live simulcast of most of these races directly to the customer's computer. In addition, customers can use the You Bet Network to process wagers, using the system's icon-driven menus to fill out an electronic betting ticket with a brief series of mouse-clicks. The wager is then transmitted electronically to a licensed account wagering entity. The customer's account is debited, the wager is placed at the host horse track and an electronic confirmation is sent to the customer through the You Bet Network. This entire process usually takes less than three seconds. The subsequent adjustment to the customer's account for winnings also usually takes less than three seconds after official winnings are posted at the racetrack. To enhance and improve the You Bet Network, the Company has developed a web-based application "Youbet Express" which was launched in March 2001, and a state of the art phone wagering system which was launched in September 2001. Additionally, the Company is looking into improving its web content management and exploring other revenue streams.

     Youbet.com derives revenue from the You Bet Network in three ways. First, it receives commissions derived from wagers placed by Youbet.com customers. Second, it charged a monthly subscription fee of $5.95 per month until September 1, 2001 when the Company eliminated its $5.95 subscription fee and instead started charging a transaction fee of $0.25 per bet placed. Beginning November 2001, the transaction fee was waived. Third, it receives revenue from the sale of handicapping information.

Consolidated Results of Operations-Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Revenues

     Revenues for the three months ended March 31, 2002, were $2,617,000, an increase of $969,000 from $1,648,000 for the three months ended March 31, 2002. The Company receives commission revenues through its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs as Sales and Marketing expenses. In addition, the Company recognizes net commissions earned on wagers as revenue as wagers are placed at third party wagering facilities ("Magna"). The increase in revenues was mainly due to an increase in the amount of wagers placed by Youbet.com customers at the Oregon wagering hub which was opened during September 2001. This increase was partially offset by a decrease in the amount of wagers placed by Youbet.com customers at the Magna wagering hub.

Operating Expenses

     NETWORK OPERATIONS-Network operations costs consist primarily of salaries, data center management and telecommunications costs. For the three months ended March 31, 2002, network operations costs decreased by $222,000 or 31% to $492,000 in 2002 from $714,000 in 2001. The decrease was mainly due to decreases in telecommunication costs, salaries, and in moving related costs.

     RESEARCH AND DEVELOPMENT-Research and development costs consist primarily of salaries. For the three months ended March 31, 2002, research and development costs decreased by $224,000 or 31% to $489,000 in 2002 from $713,000 in 2001.
This decrease resulted primarily from decreases in consulting expenses and salaries. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

     SALES AND MARKETING-Sales and marketing expenses consist primarily of marketing program expense, commissions and salaries. For the three months ended March 31, 2002, sales and marketing expenses increased by $595,000 or 56% to $1,659,000 in 2002 from $1,064,000 in 2001 mainly due to costs associated with the Oregon hub, track related commissions, and commissions paid to TVG. This increase was partially offset by a reduction in expenditures on marketing programs, and to decreases in salaries and non-cash compensation.

     GENERAL AND ADMINISTRATIVE-General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the three months ended March 31, 2002, general and administrative expenses increased by $298,000 or 25% to $1,484,000 in 2002 from $1,186,000 in
2001. The increase resulted primarily from increases in salaries, bonuses and professional fees.

     DEPRECIATION AND AMORTIZATION-For the three months ended March 31, 2002, depreciation and amortization increased by $906,000 or 184% to $1,399,000 in 2002 from $493,000 in 2001. The increase was due to the amortization of licensing rights.

Other Income (Expense)

     INTEREST INCOME-For the three months ended March 31, 2002, interest income decreased by $160,000 or 91% to $16,000 in 2002 from $176,000 in 2001. The decrease is mainly due to lower cash balances being utilized for the period in 2002 as compared to 2001.

     INTEREST EXPENSE-For the three months ended March 31, 2002, interest expense was $5,000 as compared to $4,000 in 2001.

Liquidity and Capital Resources

     The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has incurred only negative cash flow from operations since inception. At March 31, 2002, Youbet.com had $3,038,000 in cash and cash equivalents. Youbet.com's principal commitments consist of obligations under operating leases.

     At March 31, 2002, the Company had negative net working capital of $760,000 compared to net working capital of $806,000 at December 31, 2001. The Company incurred net losses from operations for the years ended December 31, 2001, 2000 and 1999, and needs to raise additional funds to accomplish its objectives. The Company's independent certified public accountants have included an explanatory paragraph in their report for the year ended December 31, 2001, which indicates there is substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the unaudited consolidated financial statements for additional information). The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board and Chief

Executive Officer and seven other investors. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share.

     Net cash used in operating activities was $1,238,000 and $1,935,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in 2002 from 2001 in cash used in operating activities of $697,000 was mainly due to 1) an increase in depreciation and amortization of $905,000, 2) an increase in accounts payable of $810,000, 3) an increase in customer deposits of $169,000,
4) an increase in non-cash compensation of $141,000, and 5) an increase in other accrued expenses (including accrued compensation) of $249,000. These changes were partially offset by 1) an increase in deposits of $541,000, 2) an increase in prepaids, receivables, and other current assets totaling $492,000, and 3) an increase in the loss of $542,000.

     Net cash used in investing activities was $35,000 and $351,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in 2002 from 2001 in cash used in investing activities of $316,000 was mainly due to 1) the Company's purchase of $35,000 in property and equipment in 2002, a decrease of $424,000 from 2001, which was partially offset by the release of restricted cash in 2001 of $108,000.

     Net cash provided by financing activities was $750,000 for the three months ended March 31, 2002 as compared to net cash used in financing activities of $9,000 for the same period in the prior year. The increase of $741,000 from 2001 in cash provided (used) in financing activities was due to the $750,000 generated in 2002 from the proceeds of notes payable, which is fully described in Note-5 to the accompanying unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The majority of the Company's cash equivalents are bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its financial instruments. The Company has notes payable which carry a fixed interest rate at 12%.

Part II. Other Information

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

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. During April 2002, the Company settled all of the vendor's claims for $160,000.

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

Item 2. Changes in Securities

Issuance of Stock Options

     During the three months ended March 31, 2002, the Company granted various stock options, as follows:

     (1) Stock options were granted to employees to purchase 900 shares of common stock at exercise prices ranging from $0.50 to $0.82, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     (2) Stock options were granted to an executive officer to purchase 400,000 shares of common stock at an exercise price of $0.50, below the market value at the date of grant, which was $0.60. These options vest as follows; 100,000 vest in ninety days, and 300,000 vest over three years. These options are exercisable for a period of ten years.

     (3) Stock options were granted to a director to purchase 40,000 shares of common stock at an exercise price of $0.80, the fair market value at the date of grant. These options vest monthly over one year and are exercisable for a period of ten years.

     (4) Stock options were granted to consultants to purchase 3,751 shares of common stock at exercise prices ranging from $0.56 to $0.65, the fair market value at the date of grant. The fair value of these options is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 1,251 upon grant, and 2,500 vest in six months. These options are exercisable for a period of five years.

Issuance of warrants

     See Note-5 to the accompanying notes to the unaudited consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Youbet.com's stockholders during the first quarter of the fiscal year ended December 31, 2002.

Item 5. Other Information

Item 6. Exhibits and Reports On Form 8-K

     (A)  Exhibits

          The following exhibits are submitted herewith:

          None

     (B)  Reports On Form 8-K

          There were no reports filed on form 8-K for the quarter ended March 31, 2002.

                                   Signatures

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     YOUBET.COM, INC.


Date: 5/15/2002                      By: /s/ David M. Marshall
      ---------                      ---------------------

                                     David M. Marshall
                                     Director and Chief Executive Officer

Date: 5/15/2002                      By: /s/ Charles F. Champion
      ---------                          -----------------------

                                     Charles F. Champion
                                     Director, President and Chief Operating
                                     Officer


Date: 5/15/2002                      By: /s/ Phillip C. Hermann
      ---------                         ----------------------

                                     Phillip C. Hermann
                                     Chief Financial Officer