Form 10QSB
period 2002-06-30
YOUBET COM INC
filed 2002-08-14
CIK 814055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   Form 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of August 12, 2002, the issuer had 23,422,600 shares of common stock issued and outstanding.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002


                                                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
            Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.....3
            Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 (unaudited).......................................................4
            Consolidated Statements of Operations for the six months ended June 30, 2002 and June 30, 2001 (unaudited).......................................................5
            Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001(unaudited)........................................................6
            Notes to Unaudited Condensed Consolidated Financial Statements........................7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..15
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ............................20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................21
Item 2.   Changes in Securities..................................................................22
Item 3.   Submission of Matters to a Vote of Security Holders....................................22
Item 4.   Other Information......................................................................22
Item 5.   Exhibits and Reports on Form 8-K.......................................................23
          Certification..........................................................................23
Signatures.......................................................................................24


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                   YOUBET.COM, INC.
                                             CONSOLIDATED BALANCE SHEETS


                                                                                  June 30, 2002    December 31, 2001
                                                                                   (Unaudited)         (Audited)
                                                                                 ---------------  -------------------
ASSETS

Current Assets:
Cash and Cash Equivalents                                                        $    4,730,741   $        3,560,740
Restricted Cash, Current Portion (Note 2)                                                     -              107,867
Receivables (Note 3)                                                                  1,113,441              278,235
Interest and Other Receivables                                                           26,228               59,468
Prepaid Expenses                                                                        302,193              433,636
                                                                                 ---------------  -------------------
Total Current Assets                                                                  6,172,603            4,439,946
                                                                                 ---------------  -------------------
Property and Equipment                                                                9,875,531            9,846,011
Less: Accumulated Depreciation and Amortization                                      (4,955,127)          (3,966,710)
                                                                                 ---------------  -------------------
Property and Equipment, net                                                           4,920,404            5,879,301
                                                                                 ---------------  -------------------
Licensing Rights, net (Note 4)                                                        6,830,521            8,638,213
Restricted Cash, net of current portion (Note 2)                                              -              812,938
Deposits and Other (Notes 1 and 2)                                                    1,533,884              115,175
                                                                                 ---------------  -------------------
Total Assets                                                                     $   19,457,412   $       19,885,573
                                                                                 ===============  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable - Trade                                                         $      963,789   $        1,158,638
Fees and Commissions Payable to Related Party (Note 4)                                1,337,444              255,127
Accounts Payable - Track Related (Note 4)                                             2,284,099              213,823
Accrued Expenses                                                                      1,188,600            1,302,106
Customer Deposits                                                                     1,295,739              361,500
Accrued Compensation and Related Items (Note 8)                                         484,523              335,113
Deferred Revenues                                                                         7,945                8,097
Notes Payable (face $750,000), net of discount of $434,742 (Note 5)                     456,125                    -
                                                                                 ---------------  -------------------
Total Current Liabilities                                                             8,018,264            3,634,404
                                                                                 ---------------  -------------------
Total Liabilities                                                                     8,018,264            3,634,404
Commitments and Contingencies (Notes 1, 2, 5, and 7)
Stockholders' Equity:
Preferred Stock, $.001 par value-Authorized 1,000,000 shares, none outstanding                -                    -
Common Stock, $.001 par value-Authorized 100,000,000 shares, 19,537,950 and 23,422,600 shares outstanding as of December 31, 2001, and  as of
 June 30, 2002, respectively.                                                            23,422               19,538
Additional Paid-in Capital                                                           95,743,164           95,084,423
Accumulated Deficit                                                                 (84,327,438)         (78,852,792)
                                                                                 ---------------  -------------------
Total Stockholders' Equity                                                           11,439,148           16,251,169
                                                                                 ---------------  -------------------
Total Liabilities and Stockholders' Equity                                       $   19,457,412   $       19,885,573
                                                                                 ===============  ===================

           See accompanying notes to unaudited condensed consolidated financial statements.

                                   YOUBET.COM, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                          Three Months Ended June 30,
                                                           --------------------------
                                                               2002          2001
                                                           ------------  ------------
Revenues                                                    $ 6,010,885   $ 1,717,162
Operating Expenses:
 Network Operations                                             503,501       665,124
 Research and Development                                       547,066       709,007
 Fees and Commissions - Related Party (Note 4)                1,337,444             -
 Sales and Marketing                                          3,301,147     1,557,719
 General and Administrative                                   1,359,354     1,505,301
 Depreciation and Amortization                                1,400,108       623,983
                                                            ------------  ------------
  Total Operating Expenses                                    8,448,620     5,061,134
                                                            ------------  ------------
Loss from Operations                                         (2,437,735)   (3,343,972)

Other Income (Expense):
 Interest Income                                                  6,551       106,784
 Interest Expense                                              (144,832)       (8,417)
 Other                                                              (17)         (199)
                                                            ------------  ------------
  Total Other Income                                           (138,298)       98,168
                                                            ------------  ------------
 Net Loss                                                   $(2,576,033)  $(3,245,804)
                                                            ============  ============
Basic and Diluted:
 Net Loss per Common Share                                  $     (0.13)  $     (0.17)
                                                           ============  ============

    Weighted average number of common shares outstanding    20,562,473    19,520,850
                                                           ============  ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                   YOUBET.COM, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                           Six Months Ended June 30,
                                                           --------------------------
                                                               2002          2001
                                                           ------------  ------------
Revenues                                                    $ 8,628,099   $ 3,364,927
Operating Expenses:
 Network Operations                                             995,436     1,379,595
 Research and Development                                     1,036,449     1,422,530
 Fees and Commissions - Related Party (Note 4)                1,780,708             -
 Sales and Marketing                                          4,450,546     2,621,649
 General and Administrative                                   2,910,377     2,691,089
 Depreciation and Amortization                                2,798,904     1,117,341
                                                            ------------  ------------
  Total Operating Expenses                                   13,972,420     9,232,204
                                                            ------------  ------------
Loss from Operations                                         (5,344,321)   (5,867,277)

Other Income (Expense):
 Interest Income                                                 23,017       282,842
 Interest Expense                                              (150,240)      (12,209)
 Other                                                              (17)       (2,286)
                                                            ------------  ------------
  Total Other Income                                           (127,240)      268,347
                                                            ------------  ------------
 Net Loss                                                   $(5,471,561)  $(5,598,930)
                                                            ============  ============

Basic and Diluted:
 Net Loss per Common Share                                  $     (0.27)  $     (0.29)
                                                            ============  ============

    Weighted average number of common shares outstanding     20,053,042    19,520,850
                                                            ============  ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                         YOUBET.COM, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                      Six Months Ended June 30,

                                                                         2002          2001
                                                                     ------------  ------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
     Net loss                                                         $(5,471,561)  $(5,598,930)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
 Depreciation and amortization                                          2,798,904     1,117,341
 Non-cash compensation                                                    218,518       300,984
 Amortization of deferred financing costs                                   2,395             -
 Proceeds from sale of assets                                               1,642             -
 Settlement with vendors                                                  123,963         1,500
 Gain on disposal of assets                                                    17         2,536
Change in operating assets and liabilities:
 Receivables                                                             (835,204)      583,706
 Prepaid expenses                                                         131,444       (84,145)
 Other current assets                                                      33,242        44,935
 Deposits                                                                (497,905)       65,369
 Accounts payable                                                        (370,953)     (810,088)
 Customer deposits                                                        768,582             -
 Accrued compensation and related items                                   347,434      (373,430)
 Fees and Commissions - Related Party                                   1,046,323             -
 Accounts Payable - Track Related                                       1,550,271             -
 Other accrued expenses                                                   464,728       362,822
 Deferred revenues                                                           (153)        2,511
 Notes Payable                                                            138,402             -
                                                                     ------------  ------------
  Net cash provided by (used in) operating activities                     450,089    (4,384,889)
                                                                     ------------  ------------

Cash flows from investing activities:
 Leasehold improvements                                                       704             -
 Purchases of property and equipment                                      (34,677)     (445,619)
                                                                     ------------  ------------
 Net cash used in investing activities                                    (33,973)     (445,619)
                                                                      ------------  ------------
Cash flows from financing activities:
 Proceeds from notes payable                                              750,000             -
 Payments on capitalized lease obligations                                      -        (8,909)
 Proceeds from exercise of stock options and warrants                       3,885             -
                                                                     ------------  ------------
  Net cash provided by (used in) financing activities                     753,885        (8,909)

Net increase (decrease) in cash and cash equivalents                    1,170,001    (4,839,417)
Cash and cash equivalents at the beginning of the period                3,560,740    12,094,172
                                                                     ------------  ------------
Cash and cash equivalents at the end of the period                    $ 4,730,741   $ 7,254,755
                                                                      ===========   ===========
Supplemental disclosure of cash flow information
 Cash paid for Interest                                               $     4,411   $    12,209
                                                                      ===========   ===========

Non-cash investing and financing activities:
 Non-cash compensation                                                $   920,805   $       893
 Fair value of warrants issued for financing costs                    $   437,137   $         -
                                                                      ===========   ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                                YOUBET.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE  1- ORGANIZATION  AND  BASIS  OF  PRESENTATION

Business

     Youbet.com, Inc. ("Youbet.com" or the "Company") has established itself as one of the leading global brand names for online live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, etc, is a large global industry which adapts well to the Internet space. The Company has initially focused on the United States horse wagering market and its principal product, the YouBet Network, a PC-based system which allows a customer to transmit information and thereby process wagers. The Company is working to expand the Youbet.com brand, product and services in the United States and overseas market. The Company currently provides its United States network members the ability to watch, access a comprehensive database of handicapping information and, in most states, the ability to wager on a wide selection of coast-to-coast, Canadian, and Australian thoroughbred, quarter horse, and harness horse racing, via its exclusive virtual private network. The YouBet Network is completely interactive and provides a real-time interactive audio video environment.

     The Company believes it is an innovator in the online live event wagering industry and intends to exploit the opportunities available to it in the United States and to pursue international markets aggressively. Future developments include enhancement and improvement of its existing products and technologies, development of new products and international expansion. To enhance and improve the YouBet Network, the Company has developed a web-based application "Youbet Express" which was launched in March 2001, and a state of the art phone wagering system which was launched in September 2001. Additionally, the Company is looking into improving its web content management and exploring other revenue streams.

     On August 2, 2001, the Company received a multi-jurisdictional license from the State of Oregon horse racing authorities for the acceptance and placement of wagers. The acceptance and placement of wagers is processed through Youbet Oregon, Inc., a wholly owned subsidiary of the Company. The Company commenced operations in Oregon during the third quarter of 2001.

     On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the acceptance by the Company of online and telephone horse racing pari-mutuel wagering from California residents. The acceptance and placement of wagers is processed through Youbet Oregon, Inc. In connection with obtaining this license, the Company placed a $500,000 cash deposit with the California Horse Racing Board which is classified as deposits in the accompanying unaudited consolidated financial statements. The Company also accepts and processes wagers through another licensed account-wagering entity owned by Magna Entertainment, Corp., ("Magna").

Going  Concern

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant recurring operating losses and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to (1) fund operations and pay down its liabilities,
(2) fund growth, and (3) fund restructuring of operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing (see Note 5). The Company is exploring various alternatives to raise the additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the unaudited consolidated financial statements that might result from the outcome of this uncertainty.

Basis  of  Presentation

     In the opinion of management, the accompanying unaudited financial statements for the three and six months ended June 30, 2002 and 2001 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and June 30, 2001, and its cash flows for the six months ended June 30, 2002 and June 30, 2001 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 14, 2002 and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted.

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

Basic  and  Diluted  Loss  Per  Share

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes and preferred stock, but does not include the impact of potential common shares which would be antidilutive. Total warrants outstanding were 22,170,382 with exercise prices between $0.10 and $19.50 and total stock options outstanding were 4,136,662 with exercise prices between $0.26 and $10.50.

Concentration  of  Credit  Risk

     The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2002, and December 31, 2001, the Company had uninsured cash and cash equivalents, and restricted cash of $3,784,484 and $4,228,800 respectively.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE  2-OBLIGATIONS  UNDER  FACILITIES  LEASES

     Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Los Angeles, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. In conjunction with this lease agreement, the Company obtained a one-year $1,029,000 letter of credit, which was secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of December 31, 2001, Youbet.com had obtained a letter of credit in the amount of $920,805, which is classified as restricted cash in the Company's accompanying audited consolidated financial statements. The Company did not renew the letter of credit when it expired on March 28, 2002 and as such the landlord drew $920,805 against the letter of credit and is holding the monies as a deposit. Management is attempting to obtain a new letter of credit to replace the prior one. Upon replacement of the letter of credit, the landlord will refund the aforementioned deposit to the Company.

     On July 1, 2001 the Company entered into a lease agreement for its Oregon facility. The base term of the lease is three years. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement.

NOTE  3-RECEIVABLES

     The Company uses several vendors to process its credit card and check transactions. Some of these vendors require that the Company keep in reserve, for up to six months, a certain percentage of the total amounts processed as a security against any future potential losses. These reserves amounted to $627,142 as of June 30, 2002.

NOTE  4-AGREEMENT  WITH  TVG

     In May 2001, Youbet.com entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement (the "Warrant Agreement") with ODS Technologies, L.P., dba TVG. These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase common stock of the Company as described below.

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

     In  consideration  of  the  rights  granted to Youbet.com under the License
Agreement, Youbet.com has agreed to pay to TVG fees based on the handle generated by Youbet.com from wagering activity and to issue to TVG the warrants to purchase Youbet.com common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below (see "Competition"). The TVG fees are as follows:

     o With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks only. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet.com network.

     o With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet.com with respect to such wagers.

     o With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle (including wagers processed through Magna).

     The License Agreement also provides that Youbet.com will pay to TVG the following fees:

     o At such time as Youbet.com opens its own account wagering facility, with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet.com will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet.com, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

     o Commencing with the opening of Youbet.com's own account wagering facility, with respect to account wagers processed through Magna, Youbet.com will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet.com is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet.com is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

     o Commencing with the first calendar quarter in which Youbet.com achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

     o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and
          (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

     o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in other states, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

     o With respect to account wagers on races conducted at non-TVG Exclusive Tracks from Youbet.com customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet.com will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG Exclusive Tracks and Youbet.com's partner tracks located within the 25-mile radius.

     The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the Company's technology. Accumulated amortization as of June 30, 2002 was $1,075,749. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds of $3,885 to the Company.

     The Company issued to TVG the Additional TVG Warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the Company's technology. Accumulated amortization as of June 30, 2002 was $1,396,152. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

Estimated aggregate amortization expense relating to Licensing Rights for the next three years is as follows:

   2002     $3,615,408
   2003      3,615,408
   2004        503,551

NOTE  5-NOTES  PAYABLE

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board, to the Chief Executive Officer, and to six other investors for their $750,000 investment in the Company. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Company recorded the fair value of the warrants issued of $437,137, using the Black-Scholes model, as a note discount and is being amortized over one year as interest expense.

NOTE  6-STOCKHOLDERS'  EQUITY

Issuance  of  Stock  Options

     During the six months ended June 30, 2002, the Company granted various stock options, as follows:

     (1) Stock options were granted to employees to purchase 90,450 shares of common stock at exercise prices ranging from $0.50 to $0.94, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     (2) Stock options were granted to executive officers to purchase 900,000 shares of common stock at exercise prices ranging from $0.50 to $0.78. Of these options 400,000 were issued at $0.50, below the market value at the date of grant, which was $0.60, and the remaining shares were issued at the fair market value at the date of grant. These options vest as follows; 100,000 vest in ninety days, and 300,000 vest over three years, 500,000 vest over four years. These options are exercisable as follows; 700,000 for a period of ten years, and 200,000 for a period of eighty-one months. On April 11, 2002 94,900 of these options were terminated.

     (3) Stock options were granted to directors to purchase 200,000 shares of common stock at exercise prices ranging from $0.50 to $0.80. Of these options 40,000 were issued at $0.50, below the market value at the date of grant, which was $0.67, and the remaining shares were issued at the fair market value at the date of grant. These options vest monthly over one year, and are exercisable for a period of ten years.

     (4) Stock options were granted to consultants to purchase 95,002 shares of common stock at exercise prices ranging from $0.50 to $0.97. Of these options 60,000 were issued at $0.50, below the market value at the date of grant, which was $0.67, and the remaining shares were issued at the fair market value at the date of grant. The fair value of these options is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 60,000 vest over three years, 30,000 in twenty-six months, 2,502 vest in one month, and 2,500 vest in six months. These options are exercisable as follows; 60,000 for a period of ten years, and 35,002 for a period of five years.

Issuance  of  Warrants

     During the three months ended March 31, 2002, in connection with the Notes Payable financing, the Company issued warrants to the lenders to purchase up to 750,000 of common stock (See Note 5).

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

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. During April 2002, the Company settled all of the vendor's claims for $160,000, recognizing approximately $124,000 in gains on settlement.

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

NOTE  8-ACCRUED  COMPENSATION  AND  RELATED  ITEMS

     On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant to David Marshall (through his wholly-owned subsidiary) and Russell Fine a bonus award of $300,000, payable $75,000 to each upon the Company achieving 15,000 subscribers and $75,000 to each upon the Company achieving 25,000 subscribers. As of June 30, 2002, the Company has accrued a total of $150,000 ($75,000 to each of Messrs. Marshall and Fine).


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

CONSOLIDATED RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenues for the three months ended June 30, 2002, were $6,010,885, an increase of $4,293,723, or 250%, from $1,717,162 for the three months ended June 30, 2001. The Company receives commission revenues through its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs as Sales and Marketing expenses and as Marketing Fees and Commissions. In addition, the Company recognizes net commissions earned on wagers as revenue as wagers are placed at third party wagering facilities ("Magna"). The increase in revenues was mainly due to an increase in the amount of wagers placed by Youbet.com customers at the Oregon wagering hub which was opened during September 2001


OPERATING  EXPENSES

     NETWORK OPERATIONS-Network operations costs consist primarily of salaries, data center management and telecommunications costs. For the three months ended June 30, 2002, network operations costs decreased by $161,623 or 24.3% to $503,501 in 2002 from $665,124 in 2001. The decrease was mainly due to decreases in salaries and non-cash compensation.

     RESEARCH AND DEVELOPMENT-Research and development costs consist primarily of salaries. For the three months ended June 30, 2002, research and development costs decreased by $161,941 or 22.8% to $547,066 in 2002 from $709,007 in 2001.
This decrease resulted primarily from decreases in salaries, and non-cash compensation. The Company will continue to invest in the development of the YouBet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

     FEES AND COMMISSIONS - RELATED PARTY - Fees and commissions represents amounts incurred to related parties for the three months ended June 30, 2002 were $1,337,444 as a result of the agreement with TVG. (See Note 4).

     SALES AND MARKETING-Sales and marketing expenses consist primarily of marketing program expense, salaries, and commissions. For the three months ended June 30, 2002, sales and marketing expenses increased by $1,743,428, or 112%, to $3,301,147 in 2002 from $1,557,719 in 2001. Marketing program cash expenses and marketing operations decreased by $777,635, or 60%, to $528,603 in 2002 from $1,306,238 in 2001. Customer service and Youbet Oregon, Inc. expenses increased by $336,249, or 174%, to $529,598 in 2002, from $193,349 in 2001 due primarily to the commencement of Youbet Oregon, Inc. operations in the third quarter of 2001. Track related commissions and fees which are included in sales and marketing were $2,242,946 in 2002 and $0 in 2001 (See Notes 1 and 4).

     GENERAL AND ADMINISTRATIVE-General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the three months ended June 30, 2002, general and administrative expenses decreased by $145,947 or 9.7% to $1,359,354 in 2002 from $1,505,301 in
2001. The decrease resulted primarily from the settlement of payables with vendors in 2002 (See Note 7).

     DEPRECIATION AND AMORTIZATION-For the three months ended June 30, 2002, depreciation and amortization increased by $776,125 or 124.4% to $1,400,108 in 2002 from $623,983 in 2001. The increase was due to the amortization of licensing rights (See Note 4).

OTHER  INCOME  (EXPENSE)

     INTEREST INCOME-For the three months ended June 30, 2002, interest income decreased by $100,233 or 93.9% to $6,551 in 2002 from $106,784 in 2001. The decrease is due to lower cash balances being utilized for the period in 2002 as compared to 2001, and to lower interest rates in 2002.

     INTEREST EXPENSE-For the three months ended June 30, 2002, interest expense was $144,832 as compared to $8,417 in 2001. The increase is due to interest on the notes payable and the amortization of the note discount (See Note 5).


CONSOLIDATED RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

     Revenues for the six months ended June 30, 2002, were $8,628,099, an increase of $5,263,172, or 156%, from $3,364,927 for the six months ended June 30, 2001. The Company receives commission revenues through its subsidiary Youbet Oregon, Inc. The Company records gross commission proceeds as revenues and records the related costs as Sales and Marketing expenses and as Marketing Fees and Commissions. In addition, the Company recognizes net commissions earned on wagers as revenue as wagers are placed at third party wagering facilities ("Magna"). The increase in revenues was mainly due to an increase in the amount of wagers placed by Youbet.com customers at the Oregon wagering hub which was opened during September 2001.

OPERATING  EXPENSES

     NETWORK OPERATIONS-Network operations costs consist primarily of salaries, data center management and telecommunications costs. For the six months ended June 30, 2002, network operations costs decreased by $384,159 or 27.9% to $995,436 in 2002 from $1,379,595 in 2001. The decrease was mainly due to decreases in telecommunication costs, salaries, moving related costs, and non cash compensation.

     RESEARCH AND DEVELOPMENT-Research and development costs consist primarily of salaries. For the six months ended June 30, 2002, research and development costs decreased by $386,081 or 27.1% to $1,036,449 in 2002 from $1,422,530 in
2001. This decrease resulted primarily from reductions in salaries, and non cash compensation. The Company will continue to invest in the development of the You Bet Network and other projects, which management believes are of value and critical to achieving its strategic objectives.

     FEES AND COMMISSIONS - Fees and commissions represents amounts incurred to related parties for the six months ended June 30, 2002 were $1,780,708 as a result of the agreement with TVG. (See Note 4).

     SALES AND MARKETING-Sales and marketing expenses consist primarily of marketing program expense, salaries and commissions. For the six months ended June 30, 2002, sales and marketing expenses increased by $1,828,897 or 69.8% to $4,450,546 in 2002 from $2,621,649 in 2001. Marketing program cash expenses and marketing operations decreased by $1,153,556, or 55.0%, to $945,187 in 2002 from $2,098,743 in 2001. Customer service and Oregon Youbet expenses increased by $544,368, or 146%, to $918,310 in 2002, from $373,942 in 2001 due primarily to the commencement of Oregon Youbet operations in the third quarter of 2001. Track related commissions and fees which are included in sales and marketing were $2,587,048 in 2002 and $0 in 2001 (See Notes 1 and 4).

     GENERAL AND ADMINISTRATIVE-General and administrative expenses consist principally of salaries, facilities expenses, legal, accounting, and investor relations. For the six months ended June 30, 2002, general and administrative expenses increased by $219,288 or 8.2% to $2,910,377 in 2002 from $2,691,089 in
2001. The increase resulted primarily from increases in salaries, bonuses and professional fees. These increases were partially offset by settlement of payables with vendors in 2002 (See Note 7).

     DEPRECIATION AND AMORTIZATION-For the six months ended June 30, 2002, depreciation and amortization increased by $1,681,563 or 150.5% to $2,798,904 in 2002 from $1,117,341 in 2001. The increase was due to the amortization of licensing rights (See Note 4).

OTHER  INCOME  (EXPENSE)

     INTEREST INCOME-For the six months ended June 30, 2002, interest income decreased by $259,825 or 91.9% to $23,017 in 2002 from $282,842 in 2001. The decrease is mainly due to lower cash balances being utilized for the period in 2002 as compared to 2001, and to lower interest rates in 2002.

     INTEREST EXPENSE-For the six months ended June 30, 2002, interest expense was $150,240 as compared to $12,209 in 2001. The increase is due to interest expense on notes payable and amortization of the note discount (See Note 8).

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has financed its operations primarily through the sale of its securities and convertible debt as Youbet.com has incurred only negative cash flow from operations since inception. At June 30, 2002, Youbet.com had $4,730,741 in cash and cash equivalents. Youbet.com's principal commitments consist of real estate and capital equipment leases.

     At June 30, 2002, the Company had negative net working capital of $1,845,661 compared to net working capital of $805,542 at December 31, 2001. The Company incurred net losses from operations for the years ended December 31, 2001, 2000 and 1999, and needs to raise additional funds to accomplish its objectives. The Company's independent certified public accountants have included an explanatory paragraph in their report for the year ended December 31, 2001, which indicates there is substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the unaudited consolidated financial statements for additional information). The Company believes that its previous efforts to reduce costs and operate more efficiently, combined with the opening of the Oregon wagering hub in September 2001, and the Company receipt of licensing from California in February 2002, will improve cash flows. However, the Company will require additional capital to fund operations and pay down its liabilities, as well as to fund its expansion plans consistent with Youbet.com's anticipated changes in operations and infrastructure. During March 2002, the Company successfully raised $750,000 in debt financing. The Company is exploring various alternatives to raise additional capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization, severely curtail, or cease operations. No adjustments have been made to the consolidated financial statements that might result from the outcome of this uncertainty.

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued a series of one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board, to the Chief Executive Officer and six other investors for their $750,000 investment in the Company. Both principal and all interest accrued on these Notes will be payable at the earlier of a) one-year from the date of issuance, or b) upon the Company's completion of funding in an amount greater than two million dollars ($2,000,000), excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share.

     Net cash provided by operating activities was $450,086 compared to $4,384,889 used in operations for the six months ended June 30, 2002 and 2001, respectively. The increase in 2002 from 2001 in cash provided by operating activities of $4,834,975 was mainly due to 1) a decrease in net loss before depreciation and amortization of $1,681,563, 2) an increase in accounts payable of $439,135, 3) an increase in customer deposits of $768,582, 4) an increase in accrued expenses - related party, of $1,046,323, 5) an increase in accrued expenses - track related, of $1,550,271 and 6) other accrued expenses (including accrued compensation) of $822,767. These changes were partially offset by 1) a decrease in deposits of $539,607, and 2) a decrease in prepaids, receivables, and other current assets totaling $1,217,014.

     Net cash used in investing activities was $33,973 and $445,619 for the six months ended June 30, 2002 and 2001, respectively. The decrease in 2002 from 2001 in cash used in investing activities of $411,646 was mainly due to a decrease in purchases of property and equipment by $410,942.

     Net cash provided by financing activities was $753,883 for the six months ended June 30, 2002 as compared to net cash used in financing activities of $8,909 for the same period in the prior year. The increase of $762,793 from 2001 in cash provided (used) in financing activities was due to the $750,000 generated in 2002 from the proceeds of notes payable, which is fully described in Note 5 to the accompanying unaudited consolidated financial statements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The majority of the Company's cash equivalents are bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its financial instruments. The Company has notes payable which carry a fixed interest rate at 12%.

PART  II.  OTHER  INFORMATION

     Youbet.com has received a determination from the Nasdaq Listing Qualifications Panel regarding its request for continued inclusion on the Nasdaq National Market and has been denied its request and will transfer from The Nasdaq National Market to The Nasdaq SmallCap Market effective at the start of trading on August 9, 2002. The panel noted that the Company appears to satisfy all requirements for continued listing on The Nasdaq SmallCap Market, with the exception of the $1.00 bid price requirement for which the Company was eligible for the remainder of the 180-day grace period through August 13, 2002. In addition, the Panel noted that the Company may be eligible for the additional 180-day grace period afforded certain SmallCap issuers, through February 10, 2002.

     The Company was not able to demonstrate a closing bid price of at least $1.00 per share as of August 13, 2002, the end of the 180-day period. Immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In the event the Company is unable to achieve a $1.00 bid price at the expiration of the exception, it may be eligible for an additional 180-day extension to this term of the exception, provided it is able to demonstrate shareholders' equity of at least $5,000,000, a market capitalization of at least $50,000,000 or net income of at least $750,000 (in the most recently completed fiscal year or in two of the last three fiscal years based upon its most recently filed financial information). In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company believes it has satisfied the bid price requirement prior to the expiration date, it must immediately notify the Hearings Department. Finally, in the event the Company fails to comply with any of the terms of this exception, its securities will be delisted from The Nasdaq Stock Market.

     The transition to The Nasdaq SmallCap Market will not change how the Company's stock is traded. Youbet.com will retain the ticker symbol "UBET" and investors should see no differences in how they obtain stock price quotes or news about the company.

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

     The Company was served with a lawsuit from a vendor claiming nonpayment of services in the amount of approximately $300,000. The Company filed a counter claim against the vendor. During April 2002, the Company settled all of the vendor's claims for $160,000, resulting in approximately $124,000 in gains on settlement.

     The Company is also a party to certain other claims, actions, and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM  2.  CHANGES  IN  SECURITIES

Issuance  of  Stock  Options

     During the six months ended June 30, 2002, the Company granted various stock options, as follows:

     (1) Stock options were granted to employees to purchase 90,450 shares of common stock at exercise prices ranging from $0.60 to $0.94, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     (2) Stock options were granted to executive officers to purchase 900,000 shares of common stock at exercise prices ranging from $0.50 to $0.78. Of these options 400,000 were issued at $0.50, below the market value at the date of grant, which was $0.60, and the remaining shares were issued at the fair market value at the date of grant. These options vest as follows; 100,000 vest in ninety days, and 300,000 vest over three years, 500,000 vest over four years. These options are exercisable as follows; 700,000 for a period of ten years, and 200,000 for a period of eighty-one months. On April 11, 2002 94,900 of these options were terminated.

     (3) Stock options were granted to directors to purchase 200,000 shares of common stock at exercise prices ranging from $0.50 to $0.80. Of these options 40,000 were issued at $0.50, below the market value at the date of grant, which was $0.67, and the remaining shares were issued at the fair market value at the date of grant. These options vest monthly over one year, and are exercisable for a period of ten years.

     (4) Stock options were granted to consultants to purchase 95,002 shares of common stock at exercise prices ranging from $0.50 to $0.97. Of these options 60,000 were issued at $0.50, below the market value at the date of grant, which was $0.67, and the remaining shares were issued at the fair market value at the date of grant. The fair value of these options is being expensed, with a credit to additional paid-in-capital. These options vest as follows; 60,000 vest over three years, 30,000 in twenty-six months, 2,502 vest in one month, and 2,500 vest in six months. These options are exercisable as follows; 60,000 for a period of ten years, and 35,002 for a period of five years.

Issuance  of  warrants

     See Note 5 to the accompanying notes to the unaudited condensed consolidated financial statements.

ITEM  3.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of Youbet.com's stockholders during the second quarter of the fiscal year ended December 31, 2002.

ITEM  4.  OTHER  INFORMATION

ITEM  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits

     The  following  exhibits  are  submitted  herewith:

     EXHIBIT  99.1

     CERTIFICATION  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT
     OF  2002

In connection with the filing of the Quarterly Report on form 10-QSB for the Quarter Ended June 30, 2002 (the "Report") by Youbet.com, Inc., each of the undersigned hereby certifies that:

1.     The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of Registrant.


                                        /s/ David Marshall
                                        ------------------
                                        Chief Executive Officer


                                        /s/Gary Sproule
                                        ---------------
                                        Chief Financial Officer

(B)     Reports  On  Form  8-K

There were no reports filed on form 8-K for the quarter ended June 30, 2002.

                                   Signatures



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             YOUBET.COM,  INC.


Date:  August  12,  2002     By:  /s/  David  M.  Marshall
       -----------------          ------------------------

                             David  M.  Marshall
                             Director  and  Chief  Executive  Officer


Date:  August  12,  2002     By:  /s/  Charles  F.  Champion
       -----------------          --------------------------

                             Charles  F.  Champion
                             Director,  President and Chief Operating Officer


Date:  August  12,  2002     By:  /s/  Gary  Sproule
       -----------------          ------------------
                             Gary  Sproule
                             Chief  Financial  Officer