Form 10QSB
period 2002-09-30
YOUBET COM INC
filed 2002-11-15
CIK 814055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   Form 10-QSB





/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO_____

                       COMMISSION FILE NUMBER: 33-13789LA

                                   -----------

                                YOUBET.COM, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4627253
     (State of incorporation)               (I.R.S. Employer Identification No.)



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

                                   -----------

          As of November 12, 2002, the issuer had 23,422,600 shares of common stock issued and outstanding.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002



                                                                                                                 Page
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
                Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                and December 31, 2001 3 Consolidated Statements of Operations
                for the three months ended September 30, 2002
                     and September 30, 2001 (unaudited)                                                           4
                Consolidated Statements of Operations for the nine months ended September 30, 2002
                     and September 30, 2001 (unaudited)                                                           5
                Consolidated Statements of Cash Flows for the nine months ended September 30, 2002
                     and September 30, 2001 (unaudited)                                                           6
                Notes to Unaudited Condensed Consolidated Financial Statements                                    7
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               13
   Item 3.   Controls and Procedures                                                                             17


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                   17
   Item 2.   Changes in Securities and Use of Proceeds                                                           18
   Item 3.   Defaults Upon Senior Securities                                                                     18
   Item 4.   Submission of Matters to a Vote of Security Holders                                                 18
   Item 5.   Other Information                                                                                   18
   Item 6.   Exhibits and Reports on Form 8-K                                                                    19
   Signatures                                                                                                    21
   Certifications                                                                                                22
   Exhibit 10.1: Second Amendment to Employment Agreement for Charles F. Champion                                22
   Exhibit 10.2: Employment Agreement for Michael J. Veitch                                                      25
   Exhibit 99.1: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                        33


Part I. Financial Information
Item 1. Financial Statements

                                                     YOUBET.COM, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 2002      December 31, 2001
                                                                             ----------------------- ----------------------
                                                                                  (Unaudited)              (Audited)

ASSETS

  Current Assets:
     Cash and Cash Equivalents                                                    $       5,617,960         $     3,560,740
     Restricted Cash, Current Portion (Note 2)                                              680,841                107,867
     Receivables (Note 3)                                                                   768,127                278,235
     Interest and Other Receivables                                                               -                 59,468
     Prepaid Expenses                                                                       444,715                433,636
     Other Current Assets                                                                    25,946                      -
                                                                             ----------------------- ----------------------
Total Current Assets                                                                      7,537,589              4,439,946
                                                                             ----------------------- ----------------------
Property and Equipment                                                                    9,874,031              9,846,011
     Less: Accumulated Depreciation and Amortization                                     (5,446,808)            (3,966,710)
                                                                             ----------------------- ----------------------
Property and Equipment, net                                                               4,427,223              5,879,301
                                                                             ----------------------- ----------------------
Licensing Rights, net (Note 4)                                                            5,926,676              8,638,213
Restricted Cash, net of current portion (Note 2)                                            812,938                812,938
Deposits (Note 5)                                                                           870,464                115,175
                                                                             ----------------------- ----------------------
 Total Assets                                                                     $      19,574,890         $    19,885,573
                                                                             ======================= ======================

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts Payable - Trade                                                     $       1,143,829         $    1,158,638
     Fees Payable to Related Party (Note 4)                                               1,988,737                255,127
     Accounts Payable - Track Related (Note 4)                                            3,903,457                213,823
     Interest Payable - Notes (Note 6)                                                       47,465                      -
     Accrued Expenses                                                                       909,623              1,302,106
     Customer Deposits                                                                    1,307,358                361,500
     Accrued Compensation and Related Items (Note 7)                                        378,377                335,113
     Deferred Revenues                                                                        7,657                  8,097
     Notes Payable, (face $750,000, net of unamortized discount of $207,091                 542,909                      -
         (Note 6)
                                                                             ----------------------- ----------------------
Total Current Liabilities                                                           $    10,229,412        $     3,634,404
                                                                             ----------------------- ----------------------
Total Liabilities                                                                   $    10,229,412        $     3,634,404

Stockholders' Equity:
     Preferred Stock, $.001 par value - Authorized 1,000,000 shares,
     none outstanding                                                                             -                      -
     Common Stock, $.001 par value - Authorized 100,000,000 shares, 19,537,950 and 23,422,600 shares outstanding as of
     December 31, 2001 and as of September 30, 2002, respectively.                           23,422                 19,538
     Additional Paid-in Capital                                                          95,779,246             95,084,423
     Accumulated Deficit                                                                (86,457,190)           (78,852,792)
                                                                             ----------------------- ----------------------
Total Stockholders' Equity                                                           $    9,345,478        $    16,251,169
                                                                             ----------------------- ----------------------
Total Liabilities and Stockholders' Equity                                          $    19,574,890        $    19,885,573
                                                                             ======================= ======================


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended September 30,
                                                                        ------------------------------------------------
                                                                                 2002                     2001
                                                                        ------------------------ -----------------------

Revenues                                                                            $ 8,127,764              $1,129,925

Operating Expenses:
Track Fees                                                                            3,301,788                  93,155
Licensing Fees - Related Party (Note 4)                                               1,849,626                       -
Network Operations                                                                      472,444                 632,782
Research and Development                                                                443,357                 709,796
Sales and Marketing                                                                     793,075               1,019,093
General and Administrative                                                            2,000,738               1,639,943
Depreciation and Amortization                                                         1,396,568                 816,608
                                                                        ------------------------ -----------------------
Total Operating Expenses                                                             10,257,596               4,911,377
                                                                        ------------------------ -----------------------

Loss from Operations                                                                $(2,129,832)         $   (3,781,452)

Other Income (Expense):
Interest Income                                                                     $     9,218          $       61,953
Interest Expense                                                                       (139,230)                 (8,814)
Other                                                                                   127,008                      84
                                                                        ------------------------ -----------------------
 Total Other Income (Expense)                                                             (3,004)                 53,223
                                                                        ------------------------ -----------------------
      Net Loss                                                                      $(2,132,836)         $   (3,728,229)
                                                                        ======================== =======================
Basic and Diluted:
     Net Loss per Common Share                                                           $(0.11)         $        (0.19)
                                                                        ======================== =======================
     Weighted average number of common shares outstanding                            20,047,412              19,522,523
                                                                        ======================== =======================




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                        -------------------------------------------------
                                                                                 2002                     2001
                                                                        ------------------------ ------------------------

Revenues                                                                            $16,755,862                        $4,494,851

Operating Expenses:
Track Fees                                                                            5,380,752                  242,117
Licensing Fees - Related Party (Note 4)                                               3,630,334                        -
Network Operations                                                                    1,463,806                2,012,376
Research and Development                                                              1,468,508                2,132,326
Sales and Marketing                                                                   2,656,603                3,491,778
General and Administrative                                                            5,434,539                4,331,032
Depreciation and Amortization                                                         4,195,472                1,933,949
                                                                        ------------------------ ------------------------
Total Operating Expenses                                                             24,230,014               14,143,578
                                                                        ------------------------ ------------------------

Loss from Operations                                                                $(7,474,152)           $  (9,648,727)

Other Income (Expense):
Interest Income                                                                     $    32,591            $     344,795
Interest Expense                                                                       (289,472)                 (21,023)
Other                                                                                   126,635                   (2,203)
                                                                        ------------------------ ------------------------
Total Other Income                                                                     (130,246)                 321,569
                                                                        ------------------------ ------------------------

    Net Loss                                                                     $   (7,604,398)           $  (9,327,158)
                                                                        ======================== ========================

Basic and Diluted:
   Net Loss per Common Share                                                     $        (0.38)           $       (0.48)
                                                                        ======================== ========================

    Weighted average number of common shares outstanding                             19,879,458               19,521,414
                                                                        ======================== ========================




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.


                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                  Nine Months Ended September 30,
                                                                        -----------------------------------------------
                                                                                  2002                    2001
                                                                        ----------------------- -----------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
   Net Loss .......................................................          $ (7,604,398)          $ (9,327,158)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization .....................................             4,195,472              1,933,949
Non-Cash Interest Expense..........................................               230,046                    --
Non-Cash Compensation .............................................               257,686                661,253
Change in Operating Assets and Liabilities:
Receivables .......................................................              (489,892)               272,217
Interest and Other Receivables.....................................                59,468                    --
Prepaid Expenses ..................................................               (11,079)                (3,061)
Other Current Assets ..............................................               (25,946)                39,019
Deposits ..........................................................              (755,289)                64,717
Accounts Payable - Trade ..........................................               (14,809)              (285,425)
Fees - Related Party ..............................................             1,733,610                   --
Accounts Payable - Tracks .........................................             3,689,634                   --
Interest Payable - Notes ..........................................                47,465                   --
Customer Deposits .................................................               945,858                107,191
Accrued Compensation and Related Items ............................                43,264               (503,153)
Accrued Expenses ..................................................              (392,483)               404,143
Gain (Loss) on Disposal of Assets .................................                (1,937)                 2,536
Deferred Revenues .................................................                  (440)                 1,752
                                                                             ------------           ------------
 Net Cash Provided By (Used In) Operating Activities ..............          $  1,906,230           $ (6,630,520)
                                                                             ------------           ------------

Cash Flows From Investing Activities:
Restricted Cash ...................................................              (572,974)               107,867
Proceeds from Sale of Assets ......................................                 4,016                   --
Purchase of Intangibles ...........................................             2,711,537                   --
Purchases of Property and Equipment ...............................            (2,745,473)              (580,570)
                                                                             ------------           ------------
Net Cash Provided By (Used In) Investing Activities ...............          $   (602,894)          $   (472,703)
                                                                             ------------           ------------

Cash flows from financing activities:
Proceeds from Notes Payable .......................................               750,000                   --
Payments on Capitalized Lease Obligations .........................                  --                   (8,909)
Proceeds from Exercise of Stock Options and Warrants ..............                 3,884                 11,799
                                                                             ------------           ------------
Net Cash Provided By (Used In) Financing Activities ...............          $    753,884           $      2,890
                                                                             ------------           ------------

Net Increase (Decrease) In Cash and Cash Equivalents ..............             2,057,220             (7,100,333)
Cash and Cash Equivalents at the Beginning of the Period ..........             3,560,740             12,094,172
                                                                             ------------           ------------
Cash and Cash Equivalents at the End of the Period ................          $  5,617,960           $  4,993,839
                                                                             ============           ============
Supplemental Disclosure of Cash Flow Information:
   Cash Paid for Interest .........................................          $       --             $     18,487
                                                                             ============           ============
Non-Cash Investing and Financing Activities:
   Non-Cash Compensation ..........................................          $    257,686           $    661,253

   Issuance of Warrants for Licensing Rights ......................                  --                9,964,357
   Fair Value of Warrants Issued for Financing Costs ..............          $    437,137           $       --
                                                                             ============           ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                YOUBET.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS

     Youbet.com, Inc. ("Youbet.com" or the "Company") has established itself as a leading global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet space. The Company has focused on the United States horse race wagering market through its main product, Youbet Express(C), which features online wagering and in-depth, up-to-the-minute information on horse racing. The Company is focused on expanding the Youbet.com brand, its products, and its services throughout the United States and select international market. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, and Australian horse races.

     The Company strives for innovation in the online, live event wagering industry and continues to aggressively pursue U.S. and international markets. Future developments include enhancements to its existing products and technologies, development of new products, and expansion of international initiatives. Recent developments include improved website appearance, enhanced audio/video feeds with samples, online account statements, personal mailbox, diagnostic system tests, and discount pricing on Daily Racing Form packages.

     On February 21, 2002, Youbet.com received a license from the California Horse Racing Board authorizing the Company to accept on-line and telephone pari-mutuel wagers from California residents processed through the Company's Oregon hub. The Company also accepts and processes wagers through another licensed wagering entity owned by Magna Entertainment, Corporation, ("Magna").

GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of sufficient assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant recurring operating losses and may require additional funds to accomplish its objectives. The Company believes that its ongoing efforts to build market share, reduce costs, and operate more efficiently will continue to increase cash flows. However, the Company may require additional capital for ongoing operations and future initiatives. The Company is exploring various alternatives to raise additional capital, but there can be no assurances that it will be successful in this regard. To the extent that the Company is unable to secure the capital necessary on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient cash resources to maintain operations. In such event, the Company may be required to consider a formal or informal restructuring or reorganization. No adjustments have been made to the unaudited consolidated financial statements that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and September 30, 2001, and its cash flows for the nine months ended September 30, 2002 and September 30, 2001 in conformity with generally accepted accounting principles ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 14, 2002, and should be read in conjunction with this Quarterly Report on

     Form 10-QSB. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

BASIC AND DILUTED LOSS PER SHARE

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. Total warrants outstanding were 22,170,382 with exercise prices between $0.10 to $19.50 and total stock options outstanding were 6,410,493 with exercise prices between $0.26 and $10.50.

CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2002, and December 31, 2001, the Company had uninsured cash and cash equivalents and restricted cash of $6,190,905 and $4,481,545, respectively.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2-RESTRICTED CASH, CURRENT PORTION

OBLIGATIONS UNDER FACILITIES LEASES

     Youbet.com's executive and operating offices occupy approximately 30,000 square feet and are located at 5901 De Soto Avenue, Woodland Hills, California under a lease that expires March 15, 2010. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are currently $61,880 per month with annual increases as specified in the lease agreement. Upon entering into this lease agreement, the Company obtained a one-year $1,029,000 letter of credit secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. As of December 31, 2001, Youbet.com had posted a letter of credit in the amount of $920,805, which was classified as restricted cash in the Company's accompanying audited consolidated financial statements. The Company did not renew the letter of credit when it expired on March 28, 2002, and as such, the landlord drew $920,805 against the letter of credit and is holding the funds as a deposit. The entire $920,805 is considered to be restricted cash with $107,867 recorded as current and $812,938 recorded as long term.

     In accordance with the lease agreement, management expects to have a new letter of credit posted in the amount of $812,938 by December 31, 2002. Upon posting of the letter of credit, the landlord will refund the aforementioned deposit to the Company.

     On July 1, 2001, the Company entered into a three year lease agreement for its Oregon facility. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement.

CREDIT CARD RESERVES

     The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. These reserves amounted to $572,974 as of September 30, 2002, all of which were recorded in current assets as restricted cash.


NOTE 3-RECEIVABLES

     Receivables of $768,127 primarily consist of (1) $498,000 due from Magna Entertainment Corporation for fees earned on handle generated through Magna's Call-A-Bet system, and (2) $158,000 due from various tracks for settlement of wagers processed through the Company's Oregon hub.


NOTE 4-AGREEMENT WITH TVG

     In May 2001, Youbet.com entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement (the "Warrant Agreement") with ODS Technologies, L.P., dba TVG. These agreements relate to the grant by TVG to Youbet.com of a non-exclusive license to use telephones and certain simulcast audio, video, and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG's patented systems for making online pari-mutuel wagers on horse races. Among other things, the agreements call for Youbet.com, to issue to TVG two warrants to purchase common stock of the Company as described below.

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

o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry, and (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet.com customers in other states, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry, and (ii) pay applicable state taxes.

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

     The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet.com common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the Company's technology. Accumulated amortization as of September 30, 2002 was $1,318,859. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds of $3,885 to the Company.

     The Company issued to TVG the Additional TVG Warrant on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet.com common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,229), using the Black-Scholes model, as a deferred asset captioned "Licensing Rights" and is being amortized over thirty two months, the estimated life of the Company's technology. Accumulated amortization as of September 30, 2002 was $2,718,822. The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that

          (i) Youbet.com makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

     Estimated aggregate amortization expense related to Licensing Rights for the next three years is:

2002    $ 3,615,383
2003    $ 3,615,383
2004    $ 1,380,065


NOTE 5-DEPOSITS

     Deposits of $870,464 primarily consist of (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $250,000 deposit for licensing with the Oregon Racing Commission, and (3) $60,078 security deposit for the Company's Woodland Hills office.


NOTE 6-NOTES PAYABLE

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board, the Chief Executive Officer, and to six other investors for their $750,000 investment in the Company. Both principal and all interest accrued on these Notes will be payable at the earlier of (a) one-year from the date of issuance, or (b) upon the Company's completion of funding in an amount greater than $2,000,000, excluding the Notes, in any ninety-day period prior to the maturity of the Note. Accrued interest payable was $47,465 as of September 30, 2002.

     In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Company recorded the fair value of the warrants issued of $437,137 using the Black-Scholes model, as a note discount and is being amortized over one year as interest expense. Accumulated amortization of discount on notes payable was $230,046 as of September 30, 2002.


NOTE 7-ACCRUED COMPENSATION AND RELATED ITEMS

     On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant to David Marshall (through his wholly-owned subsidiary) and Russell Fine a bonus award of $300,000, payable $75,000 to each upon the Company achieving 15,000 subscribers and $75,000 to each upon the Company achieving 25,000 subscribers. As of September 30, 2002, the Company had accrued a total of $150,000 ($75,000 to each of Messrs. Marshall and Fine).

     On February 1, 2002, the Company signed service agreements through January 31, 2004, with David Marshall and Lawrence Lucas (through their respective wholly-owned subsidiaries) to be compensated for their services each in the amount of $220,000 per year. As of September 30, 2002, the Company had accrued a portion of their compensation in the amount of $64,583 for Mr. Marshall and $94,583 for Mr. Lucas.

     The Board approved the recommendation of the Compensation Committee to grant to Charles Champion an increase in annual compensation from $200,000 to $340,000 in connection with Mr. Champion's promotion to President and Chief Executive Officer of the Company effective September 1, 2002 through March 2005. The increase in compensation is being accrued until the Company becomes cashflow positive. As of September 30, 2002, the Company had accrued a total of $11,667. The Board also approved an employment agreement for Gary Sproule to become the Company's Chief Financial Officer starting June 2, 2002, through June 1, 2004 at an annual salary of $200,000 in year one and $225,000 in year two. The Board also approved an employment agreement for Michael Veitch to become the Company's Chief Marketing Officer starting September 30, 2002, through October 1, 2004 at an annual salary of $200,000 in year one and $250,000 in year two.


NOTE 8-STOCKHOLDERS' EQUITY

ISSUANCE OF STOCK OPTIONS

     During the nine months ended September 30, 2002, the Company granted various stock options, as follows:

(1) Stock options were granted to employees to purchase 224,744 shares of common stock at exercise prices ranging from $0.56 to $0.94, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

(2) Stock options were granted to executive officers to purchase 1,350,000 shares of common stock at exercise prices ranging from $0.50 to $0.78. Of these options, 400,000 were issued at $0.50, below the market value on the date of grant, which was $0.60, and the remaining options were issued at the fair market value on the date of grant. These options vest as follows; 50,000 vest immediately, 100,000 vest in sixty days, 100,000 vest in ninety days, 600,000 vest over three years, and 500,000 vest over four years. These options are exercisable as follows; 1,050,000 for a period of ten years, 100,000 for a period of five years, and 200,000 for a period of eighty-one months. On April 11, 2002, 94,900 of these options were terminated.

(3) Stock options were granted to directors to purchase 200,000 shares of common stock at exercise prices ranging from $0.50 to $0.80. These options were issued at the fair market value at the date of grant and vest monthly over one year and are exercisable for a period of ten years.

(4) Stock options were granted to consultants to purchase 95,002 shares of common stock at exercise prices ranging from $0.50 to $0.97. Of these options 60,000 were issued at $0.50, below the market value at the date of grant, which was $0.67, and the remaining shares were issued at the fair market value at the date of grant. The fair value of these options is being expensed, with a credit to additional paid-in-capital. These options vest as follows: 60,000 vest over three years, 30,000 in twenty-six months, 2,502 vest in one month, and 2,500 vest in six months. These options are exercisable as follows: 60,000 for a period of ten years, and 35,002 for a period of five years.


NOTE 9-LEGAL PROCEEDINGS

     On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. A final resolution cannot be predicted at this time.

     The Company received correspondence from the Business Software Alliance ("BSA") alleging the Company had used or installed unauthorized copies of software products on its computers. In their correspondence, BSA proposed to settle their claims against the Company for $824,000, based on twice the alleged value of the unauthorized software installed. On November 1, 2002, the claim was settled for $228,000 which was $22,000 less than the amount accrued.

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

OVERVIEW

     Youbet.com has established itself as one of the leading global brand names for online live event sports entertainment wagering. The Company has focused its efforts on the United States horse racing industry and believes the internet is the ideal medium for live event wagering allowing players instant access to vast amounts of historical performance data for use in assessing potential wagers. Electronic mediums also offer the ability to sort and analyze such data in ways and at speeds that are not manually possible. The technology also allows wagers to be placed from virtually any location within a jurisdiction where wagering is legal, freeing players from traditional fixed-location wagering facilities. Finally, wagers may be placed, acknowledged, and settled in seconds.

     The Company's premium web-based application, Youbet Express(C), provides up-to-the-minute detailed information on horse races nationwide including live simulcast of most races streamed directly into the customer's computer. Wagers are placed by using the website's icon-driven menus to fill out electronic betting tickets which are then electronically transmitted to a licensed account wagering entity. The customer's account is debited, the wager is placed at the host horse track, and electronic confirmation is sent to the customer. The entire process is nearly instantaneous. The post-race adjustment to the customer's account also occurs just seconds after official results are announced at the racetrack. To compliment Youbet Express(C), a state-of-the-art phone wagering system was launched in September 2001.

     The Company's revenue is generated through fees on wagers placed at Youbet.com and the sale of handicapping information. Beginning December 1, 2002, the Company will be offering two subscription plans. Customers who come to Youbet.com exclusively for the audio/video content may choose unlimited access for $14.95 per month or limited access (10 hours per month) for $7.95 per month. Discounts will be applied based on wagering activity with all fees waived for high-end customers.

CONSOLIDATED RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues increased 619% to $8,127,764 in 2002 as compared to $1,129,925 in 2001. The Company experienced solid growth in its customer base with 44,134 active customer accounts as of September 30, 2002, as compared to 15,803 as of September 30, 2001. Gross handle grew substantially from $18,808,000 for the third quarter 2001, to $46,341,000 for the most recent quarter with record-breaking gross handle of $16,700,000 in August 2002. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) new co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, and
(3) enhancements in Web content and functionality.

     The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as Fees and Sales and Marketing. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities ("Magna").


OPERATING EXPENSES

NETWORK OPERATIONS: Network Operations decreased 25% to $472,444 in 2002, as compared to $632,782 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. Network Operations consist of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and Development decreased 38% to $443,357 in 2002, as compared to $709,796 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4). For the three months ended September 30, 2002, Licensing Fees - Related Party were $1,849,626.

TRACK FEES: Track Fees increased to $3,301,788 in 2002, as compared to $93,155 in 2001. The increase was primarily due to the opening of the Oregon wagering hub in September 2001. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

SALES AND MARKETING: Sales and Marketing decreased 22% to $793,075 in 2002, as compared to $1,019,093 in 2001. The decrease was primarily due to reduced expenses associated with marketing programs, salaries, and commissions.

GENERAL AND ADMINISTRATIVE: General and Administrative increased 22% to $2,000,738 in 2002, as compared to $1,639,943 in 2001. The increase was primarily due to one-time consulting fees to conduct market analyses and to explore potential revenue streams from subscriptions. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and Amortization increased 71% to $1,396,568 in 2002, as compared to $816,608 in 2001. The increase was primarily due to the amortization of licensing rights (See Note 4).

OTHER INCOME (EXPENSE)

INTEREST INCOME: Interest Income decreased 85% to $9,218 in 2002, as compared to $61,953 in 2001. The decrease was primarily due to lower balances of cash in banks and lower interest rates in 2002, as compared to 2001.

INTEREST EXPENSE: Interest Expense increased to $139,230 in 2002, as compared to $8,814 in 2001. The increase was primarily due to accrued interest on newly issued secured notes and amortization of the note discount (See Note 6).

OTHER: Other Income (Expense) increased to $127,008 in 2002, as compared to $84 in 2001. The increase was primarily due to a write-off of unsupported, aged trade payables.


CONSOLIDATED RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues increased 272% to $16,755,862 in 2002 as compared to $4,494,851 in 2001. The Company experienced solid growth in its customer base with 44,134 active customer accounts as of September 30, 2002, as compared to 15,803 as of September 30, 2001. As a result, gross handle grew from $74,704,104 for the nine months ended September 30, 2001, to $112,970,000 for the nine months ended September 30, 2002, including a record-breaking gross handle of $16,700,000 in August 2002. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) new co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, and (3) enhancements in Web content and functionality.

     The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as Fees and Sales and Marketing. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities ("Magna").

OPERATING EXPENSES

NETWORK OPERATIONS: Network Operations decreased 27% to $1,463,806 in 2002, as compared to $2,012,376 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. Network Operations consist of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and Development decreased 31% to $1,468,508 in 2002, as compared to $2,132,326 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4). For the nine months ended September 30, 2002, Licensing Fees - Related Party were $3,630,334.

TRACK FEES: Track Fees increased to $5,380,752 in 2002, as compared to $242,117 in 2001. The increase was primarily due to the opening of the Oregon wagering hub in September 2001. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

SALES AND MARKETING: Sales and Marketing decreased 24% to $2,656,603 in 2002, as compared to $3,491,778 in 2001. The decrease was primarily due to reduced expenses associated with marketing programs, salaries, and commissions.

GENERAL AND ADMINISTRATIVE: General and Administrative increased 25% to $5,434,539 in 2002, as compared to $4,331,032 in 2001. The increase was primarily due to one-time consulting fees, non-cash compensation, and various severance expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and Amortization increased 117% to $4,195,472 in 2002, as compared to $1,933,949 in 2001. The increase was primarily due to the amortization of licensing rights (See Note 4).

OTHER INCOME (EXPENSE)

INTEREST INCOME: Interest Income decreased 91% to $32,591 in 2002, as compared to $344,795 in 2001. The decrease was primarily due to lower balances of cash in banks and lower interest rates in 2002, as compared to 2001.

INTEREST EXPENSE: Interest Expense increased to $289,472 in 2002, as compared to $21,023 in 2001. The increase was primarily due to accrued interest on newly issued secured notes and amortization of the note discount (See Note 6).

OTHER: Other Income (Expense) increased to $126,635 in 2002 as compared to $(2,203) in 2001. The increase was primarily due to a write-off of unsupported, aged trade payables.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the sale of its securities and convertible debt. Since it was formed, Youbet.com has incurred only negative cash flow from operations. At September 30, 2002, the Company had $5,617,960 in cash and cash equivalents and $1,493,779 in restricted cash. The Company's principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases.

     At September 30, 2002, the Company had negative net working capital of $2,691,823 compared to positive net working capital of $805,542 at December 31, 2001. The Company incurred net losses from operations for the years ended December 31, 2001, 2000, and 1999, and for the nine months ended September 30, 2002, and needs to raise additional funds to accomplish its objectives. The Company's independent certified public accountants have included an explanatory paragraph in their report for the year ended December 31, 2001, which indicates there is substantial doubt about the Company's ability to continue as a going concern. (See Note 1 to the unaudited consolidated financial statements for additional information).

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board, the Chief Executive Officer, and to six other investors for their $750,000 investment in the Company. Both principal and all interest accrued on these Notes will be payable at the earlier of (a) one-year from the date of issuance, or (b) upon the Company's completion of funding in an amount greater than $2,000,000, excluding the Notes, in any ninety-day period prior to the maturity of the Note. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share.

     Net cash provided by operating activities was $1,906,230 compared to $6,630,520 used in operations for the nine months ended September 30, 2002, and 2001, respectively. The increase in 2002 from 2001 in cash provided by operating activities of $8,536,750 was primarily due to (1) a decrease in net loss before depreciation and amortization of $3,984,283, (2) an increase in customer deposits of $945,858, (3) an increase in accrued expenses - related party, of $1,733,610, and (4) an increase in accrued expenses - track related of $3,689,634, and (5) an increase in accrued compensation of $43,264. These changes were partially offset by (1) a decrease in deposits of $863,185, (2) a decrease in receivables, prepaids, and other current assets totaling $467,449, and (3) a decrease in accounts payable - trade of $14,809.

     Net cash used in investing activities was $602,894 and $472,703 for the nine months ended September 30, 2002, and 2001, respectively. The increase in 2002 from 2001 in cash used in investing activities of $130,191 was primarily due to an increase in restricted cash of $680,841 offset by a decrease in purchases of intangibles and property, plant, and equipment of $546,634.

     Net cash provided by financing activities was $753,884 and $2,890 for the nine months ended September 30, 2002, and 2001, respectively. The increase of $750,994 from 2001 in cash provided by financing activities was primarily due to $750,000 in proceeds from notes payable which is fully described in Note 6 to the accompanying unaudited consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The majority of the Company's cash equivalents consist of cash in bank accounts and money markets. The Company does not believe it has significant market risk exposure with regard to its financial instruments. The Company has notes payable with a 12% fixed interest rate.


ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

          Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

     (b)  Changes in Internal Controls

          There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. The Company is proceeding with discovery and has noticed the deposition of Mr. Von Opel. A final resolution cannot be predicted at this time.

     The Company received correspondence from the Business Software Alliance ("BSA") alleging the Company had used or installed unauthorized copies of software products on its computers. In their correspondence, BSA proposed to settle their claims against the Company for $824,000, based on twice the alleged value of the unauthorized software installed. On November 1, 2002, the claim was settled for $228,000 which was $22,000 less than the amount accrued.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF STOCK OPTIONS

     During the nine months ended September 30, 2002, the Company granted various stock options, as follows:

     (1) Stock options were granted to employees to purchase 224,744 shares of common stock at exercise prices ranging from $0.56 to $0.94, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     (2) Stock options were granted to executive officers to purchase 1,350,000 shares of common stock at exercise prices ranging from $0.50 to $0.78. Of these options, 400,000 were issued at $0.50, below the market value on the date of grant, which was $0.60, and the remaining options were issued at the fair market value on the date of grant. These options vest as follows; 50,000 vest immediately, 100,000 vest in sixty days, 100,000 vest in ninety days, 600,000 vest over three years, and 500,000 vest over four years. These options are exercisable as follows; 1,050,000 for a period of ten years, 100,000 for a period of five years, and 200,000 for a period of eighty-one months. On April 11, 2002, 94,900 of these options were terminated.

     (3) Stock options were granted to directors to purchase 200,000 shares of common stock at exercise prices ranging from $0.50 to $0.80. These options were issued at the fair market value at the date of grant and vest monthly over one year and are exercisable for a period of ten years.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Youbet.com's stockholders during the third quarter of the fiscal year ending December 31, 2002.


ITEM 5. OTHER INFORMATION

     Youbet.com has received a determination from the Nasdaq Listing Qualifications Panel regarding its request for continued inclusion on the Nasdaq National Market. The Panel has denied Youbet.com's request and the listing of the Company's common stock was transfered from The Nasdaq National Market to The Nasdaq SmallCap Market effective at the start of trading on August 9, 2002. The panel noted that the Company appears to satisfy all requirements for continued listing on The Nasdaq SmallCap Market with the exception of the $1.00 bid price requirement. The Company was granted a 180-day extension through February 10, 2003, to satisfy the bid requirement. In the event the Company is unable to achieve a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days by such date, or fails to comply with any of the terms of the exception, its securities will be delisted from The Nasdaq Stock Market.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          EXHIBIT 10.1: SECOND AMENDMENT TO EMPLOYMENT AGREEMENT FOR CHARLES F. CHAMPION

          EXHIBIT 10.2: EMPLOYMENT AGREEMENT FOR MICHAEL J. VEITCH

          EXHIBIT 99.1: CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     (B)  REPORTS ON FORM 8-K

     There were no reports filed on form 8-K for the quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        YOUBET.COM, INC.



          November 12, 2002       By:  /s/ Charles F. Champion
                                           -------------------------------------
                                           Charles F. Champion
                                           President and Chief Executive Officer


          November 12, 2002       By:  /s/ Gary Sproule
                                           -------------------------------------
                                           Gary Sproule
                                           Chief Financial Officer

                                 CERTIFICATIONS

     I, Charles Champion, certify that

     1. I have reviewed this quarterly report on Form 10-QSB of Youbet.com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         November 12, 2002      By:  /s/ Charles F. Champion
                                         -------------------------------------
                                         Charles F. Champion
                                         President and Chief Executive Officer

     I, Gary Sproule, certify that

     1. I have reviewed this quarterly report on Form 10-QSB of Youbet.com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         November 12, 2002    By:  /s/ Gary Sproule
                                       -------------------------------------
                                       Gary Sproule
                                       Chief Financial Officer

                   EXHIBIT 10.1:

 SECOND AMENDMENT TO EMPLOYMENT AGREEMENT FOR CHARLES F. CHAMPION

     THIS SECOND AMENDMENT (the "First Amendment") to Champion Employment Agreement dated March 11, 2002 (the "Agreement") is made as of September 1, 2002 by and between Youbet.com, a Delaware Corporation ("the "Company"), and Charles
F. Champion ("Executive").

     WHEREAS, when the Company initially approached the Executive about becoming employed by the Company, the Executive indicated that if he were to accept the Company's offer, he would be taking a substantial reduction in the compensation that he had been paid by other employers; and

     WHEREAS, at the time the Company employed the Executive, the Company was not in a financial position to meet the salary expectations of the Executive, however, the Company indicated to the Executive that if it were able to make an adjustment to his compensation it would certainly consider doing so; and

     WHEREAS, since becoming employed by the Company, the Executive has, among other contributions, instituted several important cost savings for the Company and has significantly reduced its expenses; and

     WHEREAS, although the Company is not yet in a position to bring the Executive to the salary level at which he was compensated in previous employment, the Company at this time desires to recognize the Executive's efforts, to bring the Executive closer to that salary level, and to make a few other changes to recognize the Executive's value to the Company; and


     WHEREAS, the Agreement was amended pursuant to a First Amendment dated April 22, 2002;


     WHEREAS, in light of the foregoing, the Company and Executive wish to further amend the Agreement, as follows;


     NOW, THEREFORE, in consideration of the foregoing, the Agreement is amended as hereinafter provided:


     1.Title.

     Effective September 11, 2002, Section 1, Employment; Duties and Acceptance shall be amended to be and read as follows:

1.   EMPLOYMENT; DUTIES AND ACCEPTANCE:

     Employment by Company.
      ---------------------
     The Company hereby engages Executive, and Executive hereby agrees to serve as President and Chief Executive Officer of the Company, on the terms and conditions of this Agreement. Throughout the Term of this Agreement, Executive shall, subject to the provisions contained herein, devote substantially all of his work time to the employment described hereunder. Executive shall report solely to the Board. All executive level officers (and those individuals reporting to such officers) shall report to the Executive. As long as Executive is acting as President and Chief Executive Officer, Executive shall be a member of the Board of Directors of the Company, but shall resign from the Board of Directors at such time as he is not acting in such capacity.

2.   Duties.
      ------

     Effective September 11, 2002, item (j) of Section 1 under Duties shall be amended to be and read as follows:

(j) Support the Co-Founder and Chairman of the Board in the management of investor relations activities such as working with Wall Street analysts, participating in quarterly conference calls, investor conferences, investment requirements and other related shareholder events.

3.   Outside Business Interests.
     --------------------------

     Effective September 11, 2002, the portion of the Agreement in Section 1 dealing with outside business interests shall be amended to be and read as follows:

          Executive may serve, with the approval of the Chairman, which approval shall not be unreasonably withheld, on the boards of directors of, or in an advisory capacity to, other entities, charitable organizations and not-for-profit corporations; and may pursue passive investments, provided that such activities do not unreasonably interfere with Executive's duties and responsibilities to the Company or create a conflict of interest with the Company.

4.   Section 3(a) Annual Salary.
     --------------------------

     Effective September 1, 2002 Section 3(a) of the Agreement shall be amended to be and read as follows:

          Initially, Executive shall receive a salary (the "Annual Salary") at the annualized rate of $200,000. Effective September 1, 2002, the Executive's Annual Salary shall be increased to an annualized rate of $340,000. Thereafter, the Company may from time to time in its discretion increase (but not decrease) the Executive's Annual Salary, taking into consideration factors such as whether Company is profitable, the extent of the contribution the Executive has made to the Company, the level of compensation the Executive was paid by prior employers, and market conditions. All Annual Salary shall be less such deductions as shall be required to be withheld by applicable law and regulations and shall be pro-rated for any period that does not constitute a full twelve (12) month period. For purposes of determining profitability, the applicable period shall be April 1 to March 31 and shall be based on EBITDA, excluding any extraordinary items, as reflected in the Company's securities filings.

5.      Options.
        -------

          Effective September 1, 2002, Section 3(c) of the Agreement shall be amended to be and read as follows:

          Executive is hereby granted 400,000 stock options pursuant to the Company's 1998 Stock Option Plan. The 400,000 stock options will have an exercise price equal to the closing price of the Company's Common Stock on the Effective Time. The stock options will vest as follows: the first 100,000 options, ninety (90) days from the Effective Time, and the remaining options at the rate of 1/36 per month commencing with the Effective Time. Effective September 1, 2002, Executive is hereby granted 350,000 additional stock options pursuant to the Company's 1998 Stock Option Plan. The 350,000 additional stock options will have an exercise price equal to the closing price of the Company's Common

          Stock on September 1, 2002. The 350,000 additional stock options will vest as follows: the first 50,000 options as of September 1, 2002, and the remaining 300,000 options at the rate of 1/30th per month commencing September 1, 2002. During the second and third years of the Term, Executive shall be eligible to receive stock options at the discretion of the Board, provided, however that Executive shall be granted stock options in amounts and on terms no less favorable than those as may be granted to any other executive officer of the Company. To the extent of any conflict between this Agreement, on the one hand, and the Stock Option plan and/or the 1998 Stock Option Plan Incentive Stock Option Agreement that Participant signs, on the other hand, this Agreement shall control.

6.    Change of Control.
      -----------------
          The last paragraph of Section 3 of the Agreement shall be amended to be and read as follows:

          For purposes of this Agreement, the term "Change of Control" shall mean, a merger, acquisition or other corporate transaction where either (1) substantially all the Company's assets or fifty percent (50%) or more of the outstanding common stock of the Company is sold or acquired, or (2) upon the consummation of any transaction involving over fifty percent (50%) of the assets or outstanding stock of the Company, the Company's existing Board as of the date immediately preceding the consummation of the transaction no longer constitute a majority of the Board as of any date within the twelve (12) consecutive months subsequent to consummation of the transaction, or
          (3) TVG, Inc., or any of its related-entities or affiliates, or in conjunction with any of the major U.S. racetracks or their affiliates, owns or controls, directly or indirectly, thirty-three percent (33%) or more of the outstanding common stock of the Company. In the event that there is a Change of Control (as defined above), the Company shall issue to the Executive a special achievement bonus of one hundred fifty thousand (150,000) shares of the Company's stock upon such Change of Control.

7.    Duplicate Living Expenses.
      -------------------------

The following subsection (d) shall be added to Section 4 of the Agreement:

     (d) The Company agrees that it will reimburse the Executive sixty thousand and no/100 dollars ($60,000.00) during the period September 1, 2002 through August 31, 2003 for living expenses for the Executive to maintain an additional household in the Los Angeles, California area. The Board may, in its discretion, extend this payment beyond August 31, 2003.

8.     Cause.
       -----
Effective September 11, 2002, Section 7(d)(iv) of the Agreement shall be amended to be and read as follows:

     (iv) the failure of the Executive to be licensable in his capacity as Chief Executive Officer of the Company;

9.    Good Reason.
      -----------

     Effective September 11, 2002, item (iv) of Section 7(e) of the Agreement concerning the definition of Good Reason (located on page 10) shall be amended to be and read as follows:

           EXHIBIT 10.2:

                   EMPLOYMENT AGREEMENT FOR MICHAEL J. VEITCH

                           VEITCH EMPLOYMENT AGREEMENT

     This Employment Agreement ("Agreement") dated as of September 30, 2002 is by and between Youbet.com, Inc., a Delaware corporation ("the Company"), and Michael Veitch ("Executive"), in connection with the Company's engagement of Executive for personal services.

1.   EMPLOYMENT; DUTIES AND ACCEPTANCE:

     Employment by Company.

     The Company hereby engages Executive, and Executive hereby agrees to serve as Vice President and Chief Marketing Officer of the Company on the terms and conditions of this Agreement. Throughout the Term of this Agreement, Executive shall, subject to the provisions contained herein, devote substantially all of his work time to the employment described hereunder. Executive shall report solely to the President and Chief Executive Officer.

     Location of Employment.

     Executive shall be based in Sherborn, Massachusetts. However, Executive recognizes that Executive will need to travel to the Company's headquarters in Woodland Hills, California to fulfill his responsibilities.

    Duties.
    ------

     Executive shall have the following duties:

     (a)  Define the vision, direction, and goals of the Marketing Department.

     (b)  Direct all marketing plans and sales operations of the Company.

     (c) Support the Chief Financial Officer in the management of investor relations activities such as working with Wall Street analysts, participating in quarterly conference calls, investor conferences, investment requirements and other related shareholder events.

     (d) Participate in mergers and acquisition projects and due diligence, and drive the integration of newly acquired operations.

     (e) Perform such other executive duties as the President and Chief Executive Officer may reasonably require.

    Outside Business Interests.
    --------------------------

     Executive may serve, with the approval of the President and Chief Executive Officer which approval shall not be unreasonably withheld, on the boards of directors of, or in an advisory capacity to, other entities, charitable organizations and not-for-profit corporations; and may pursue passive investments, provided that such activities do not unreasonably interfere with Executive's duties and responsibilities to the Company or create a conflict of interest with the Company.


     2.   TERM:

     The term of Executive's employment hereunder shall commence as of the date hereof (the "Effective Time") and end on October 1, 2004 (the "Term") unless sooner terminated pursuant to Section 7 hereof. After the Term, the employment of Executive shall be at will, and as such either party may terminate this Agreement upon 30 days prior written notice to the other party.

     3.   COMPENSATION AND BENEFITS:

      (a)   Salary.
            ------

     During the first year of the Term, Executive shall receive a salary (the "Annual Salary") at the rate of $200,000 per annum. During the second year of the Term, Executive shall receive an Annual Salary of $250,000. All Salary shall be less such deductions as shall be required to be withheld by applicable law and regulations and shall be pro-rated for any period that does not constitute a full twelve (12) month period.

     (b)   Bonuses.
           -------

     Executive shall be entitled to bonuses as follows:

     (i) Executive shall receive $25,000 as a signing bonus upon execution of this Agreement. Any other bonus for the first year of the Term shall be at the Board's discretion with no guaranteed minimum. (

     ii) For the second year of the Term, a bonus at the Board's discretion, but Executive shall receive not less than 40% of the Annual Salary based on mutually agreed upon business objectives, provided, that in any event Executive shall receive at least 20% of the Annual Salary if the Company is profitable for the second year of the Term.

     (iii)The business objectives for year one of the Term are set forth on Exhibit A attached hereto and for year two of the Term shall be determined before the start of such year of the Term. For purposes of determining profitability, the applicable period shall be July 1 to June 30 and shall be based on EBITDA, excluding any extraordinary items, as reflected in the Company's securities filings.

      (c)     Stock Options.
              -------------

     Executive is hereby granted 100,000 stock options pursuant to the Company's 1998 Stock Option Plan. The 100,000 stock options will have an exercise price equal to the closing price of the Company's Common Stock on September 30, 2002. The stock options will vest sixty (60) days from the Effective Date and shall be exercisable for five (5) years after they vest..

     Any unvested options shall terminate as provided in the Company's 1998 Stock Option Plan or as otherwise set forth herein. To the extent of any conflict between this Agreement, on the one hand, and the Stock Option plan and/or the 1998 Stock Option Plan Incentive Stock Option Agreement that Executive signs, on the other hand, this Agreement shall control.

     Upon a Change of Control (as defined hereto), all unvested stock options of the Executive granted by the Company shall immediately vest (up to the maximum granted to the Executive) and be exercisable for up to five (5) years from the date of vesting.

(d)     Severance.
        ---------

     Upon a "Change of Control" the Company has the option to terminate the Executive's employment. If Executive's employment with the Company is terminated upon a Change of Control, (1) Executive shall also be entitled to receive through the date of Executive's termination Executive's Annual Salary, any earned and unpaid bonus, accrued and unused vacation, if any, and Fringe Benefits, and (2) in addition, the Company shall provide the Executive with the following severance benefits (the "Severance Benefits"): severance pay, in a lump sum, equal to (i) 90 days of his Annual Salary and the value of continuing his Fringe Benefits for that period of time, if the Company waives in writing the post-employment restriction on Executive provided for in Sections 5(c) and
(d) of this Agreement, or (ii) 180 days of his Annual Salary and the value of continuing his Fringe Benefits for that period of time, if the Company does not waive in writing the post-employment restriction on Executive provided for in
Section 5(c) and (d) of this Agreement.

     For purposes of this Agreement, the term "Change of Control" shall mean, a merger, acquisition or other corporate transaction where (1) substantially all the Company's assets or fifty percent (50%) or more of the outstanding common stock of the Company is sold or acquired, (2) upon the consummation of any transaction involving over fifty percent (50%) of the assets or outstanding stock of the Company, the Company's existing Board as of the date immediately preceding the consummation of the transaction no longer constitute a majority of the Board as of any date within the twelve (12) consecutive months subsequent to consummation of the transaction, or (3) TVG, Inc., or any of its related-entities or affiliates, or in conjunction with any of the major U.S. racetracks or their affiliates, owns or controls, directly or indirectly, thirty-three percent (33%) or more of the outstanding common stock of the Company.

    4. PARTICIPATION IN EXECUTIVE BENEFIT PLANS:

     (a) Fringe Benefits. Executive shall be permitted during the Term to participate in any group life, medical, hospitalization, dental, health and accident and disability plans, supplemental health care plans and plans providing for life insurance coverage, and any other plans and benefits, generally maintained by Company for executives of the stature and rank of Executive during the Term hereof, each in accordance with the terms and conditions of such plans (collectively referred to herein as "Fringe Benefits"); provided, however, that Company shall not be required to establish or maintain any such Fringe Benefits.

     (b) Vacation. Executive shall accrue, in addition to sick days and days on which the Company is closed, paid vacation days at the rate of four weeks per year.

     (c) Expenses. The Company will reimburse Executive for actual and necessary travel and accommodation costs, entertainment and other business expenses incurred as a necessary part of discharging the Executive's duties hereunder, subject to receipt of reasonable and appropriate documentation by the Company and in accordance with Company policy. The Company will also reimburse Executive $750 per month for all business related operating expenses of Executive's automobile. Additionally, Executive will receive or be reimbursed for a cellular phone and laptop computer. The Company will reimburse Executive for legal fees (not to exceed $3,500) incurred in connection with the negotiation and preparation of this Agreement. Executive will be reimbursed for an annual physical, to the extent not covered by medical insurance.

     (d) Living Expenses. Because the Executive will be based in Massachusetts during the Term, the Company agrees that, subject to the receipt of appropriate documents, it will reimburse the Executive up to thirty thousand and no/100 dollars ($30,000) during the period September 30, 2002 through September 30, 2003 for housing and meal expenses the Executive incurs while working in the Los Angeles, California area for the Company (the "Living Expenses"). If there is ever a determination that the Living Expenses are taxable income to the Executive, the Company agrees to reimburse the Executive to cover any applicable federal and state taxes, interest, and penalties he incurs in connection therewith. The foregoing sentence shall survive the termination of Executive's employment with the Company for any reason. The Board may, in its discretion, extend this payment beyond September 2003. Notwithstanding anything herein to the contrary, Employee shall be responsible for all expenses related to his office in Massachusetts.

5.      CERTAIN COVENANTS OF EXECUTIVE:

     Without in any way limiting or waiving any right or remedy accorded to Company or any limitation placed upon Executive by law, Executive agrees as follows:

       (a)    Confidential Information:

          Executive agrees that, neither during the Term nor at anytime thereafter shall Executive (i) disclose to any person, firm or corporation not employed by the Company or any affiliate of either (the "Protected Company") or not engaged to render services to any Protected Company or (ii) use for the benefit of himself, or others, any confidential information of any Protected Company obtained by the Executive prior to the execution of this Agreement, during the Term or any time thereafter, including, without limitation, "know-how," trade secrets, details of suppliers, pricing policies, financial data, operational methods, marketing and sales information or strategies, product development techniques or plans or any strategies relating thereto, technical processes, designs and design projects, and other proprietary information of any Protected Company; provided, however, that this provision shall not preclude the Executive from (x) upon advice of counsel and notice to the Company, making any disclosure required by any applicable law or (y) using or disclosing information known generally to the public (other than information known generally to the public as a result of any violation of this Section 5(a)).

          (b) Property of Company. Any interest in trademarks, service-marks, copyrights, copyright applications, patents, patent applications, slogans, developments and processes which the Executive, during the Term, may develop relating to the business of the Company in which the Company may then be engaged and any memoranda, notes, lists, records and other documents (and all copies thereof) made or compiled by the Executive or made available to the Executive concerning the business of any Protected Company shall belong and remain in the possession of any Protected Company, and shall be delivered to the Company promptly upon the termination of the Executive's employment with Company or at any other time on request.

          (c) Non-Interference. Executive will not, during the Term hereof and for a period of one (1) year after the Term induce any person who is an employee or consultant of the Company to terminate his relationship with the Company.

          (d) Non-Competition. Without the prior written consent of the Company, Employee shall not be employed by the Internet gaming divisions of Magna, Inc., TVG, Inc. or by any other Internet gaming division of a direct competitor of the Company during, or for one year after the termination of, his employment with the Company. The parties agree that, as of the date this Agreement is being executed, the only existing competitors of the Company are the Internet gaming divisions of Magna, Inc., AmeriTab/Winticket and TVG, Inc.

     6.   OTHER PROVISIONS:

     (a) Rights and Remedies Upon Breach. If the Executive breaches, or threatens to commit a breach of, any of the provisions of Section 5 hereof (the "Restrictive Covenants"), the Company shall have the following rights and remedies, each of which rights and remedies shall be independent of the other and severally enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the Company at law or in equity.

     (b) Accounting. The right and remedy to require the Executive to account for and pay over to the Company all compensation, profits, monies, accruals, increments or other benefits (collectively "Benefits") derived or received by the Executive as a result of any transactions constituting a breach of any of the Restrictive Covenants, and the Executive shall account for and pay over such Benefits to the Company.

     (c) Severability of Covenants. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

     (d) Blue-Penciling. If any court construes any of the Restrictive Covenants, or any part thereof, to be unenforceable because of the duration or geographic scope of such provision, such court shall have the power to reduce the duration or scope of such provision and, in its reduced form, such provision shall then be enforceable.

     (e) Enforceability in Jurisdictions. The parties intend to and hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of such Restrictive Covenants. If the courts of any one or more of such jurisdictions hold the Restrictive Covenants unenforceable by reason of the breadth of such scope or otherwise, it is the intention of the parties that such determination not bar or in any way affect Company's right to the relief provided in this Section 6 in the courts of any other jurisdiction within the geographical scope of such Restrictive Covenants, as to breaches of such Restrictive Covenants in such other respective jurisdictions, such Restrictive Covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

     (f) Injunctive Relief. Executive agrees and understands that the remedy at law for any breach by Executive of the provisions of Section 5 hereof may be inadequate and that damages resulting from such breach may not be susceptible to being measured in monetary terms. Accordingly, it is acknowledged that upon Executive's breach of any provision of Section 5 hereof, the Company shall be entitled to seek to obtain from any court of competent jurisdiction injunctive relief to prevent the continuation of such breach. Nothing contained herein shall be deemed to limit the Company's remedies at law or in equity for any breach of the provisions of Section 5 hereof which may be available to the Company.

7.      TERMINATION:

     (a) Termination Upon Death. If, during the Term, Executive dies, Executive shall be entitled to receive Executive's Annual Salary, any earned and unpaid bonus, accrued and unused vacation, if any, and Fringe Benefits earned through the date of Executive's death. In addition, Executive shall receive all vested options, and all unvested options of the Executive shall vest as described in Section 3(c) of this Agreement. All such options shall be exercisable for up to five years from the date of vesting.

     (b) Termination Upon Disability. If, during the Term, Executive should become so physically or mentally disabled whether totally or partially, that Executive is unable to perform the duties, functions and responsibilities required hereunder for (i) a period of at least six (6) consecutive months or (ii) shorter periods aggregating at least twelve (12) months ("Disability"), then in such event, Company may, at any time thereafter, by written notice to Executive, terminate Executive's employment hereunder. Executive agrees to submit to reasonable medical examinations upon the request of Company to determine whether he has a Disability. The determination of whether or not Executive is subject to a Disability shall be made jointly by the Executive's doctor (the "Executive's Doctor") and by a board certified doctor selected by Company of the appropriate recognized field of medicine or psychiatric practice who has examined Executive (the "Company's Doctor"). If the Executive's Doctor and the Company's Doctor cannot agree on such determination, then they shall select a mutually agreeable board certified doctor or practitioner of the appropriate recognized field of medicine or psychiatric practice (the "Third Doctor") to make the determination. After the Third Doctor has examined the Executive and reviewed the findings of the Executive's Doctor and the Company's Doctor, the Third Doctor shall determine whether the Executive has a Disability, and his or her determination shall be final and binding. The Company and Executive shall pay for the cost and expense of their own doctors, and the Company shall pay for the cost of the Third Doctor, should the Third Doctor be required. If Executive's services or his employment with the Company are terminated, as aforesaid, Executive shall be entitled to receive Executive's Annual Salary, any earned and unpaid bonus, accrued and unused vacation, if any, and Fringe Benefits earned through the date of Executive's termination. In addition, Executive shall receive all vested options, and all unvested options of the Executive shall vest as described in Section 3(c) of this Agreement. All such options shall be exercisable for up to five years from the date of vesting.

     (c) Designation of Beneficiary. The parties hereto agree that the Executive shall designate, by written notice to the Company, a beneficiary to receive the payments and options described in Section 7 in the event of his death and the Executive may change the designation of any such beneficiary from time to time by written notice to the Company. In the event the Executive fails to designate a beneficiary as herein provided, any payments which are to be made to the Executive's designated beneficiary under Section 7 shall be made to the Executive's widow, if any, during her lifetime. If the Executive has no designees or widow, such payments shall be paid to the Executive's estate.

     (d) Termination for Cause. The Company shall have the right to terminate Executive's employment for "Cause" only upon the occurrence of any of the following:

          (i) the Executive's theft or embezzlement of the Company's money, equipment, or securities;

          (ii) the Executive's conviction of a felony (other than a traffic violation) which results in material injury to the Company;

          (iii)the Executive's willful act of disloyalty that is intended to and results in material injury to the Company; (iv) the failure of the Executive to be licensable in his capacity as Chief Marketing Officer of the Company; (v) the Executive's chronic alcoholism or addiction to non-medically prescribed drugs; or
               (vi) breach by the Executive of his confidentiality, no solicitation, and non-competition covenants contained in his employment agreement with the Company.

               Any act or omission of the Executive based upon authority given pursuant to the Articles of Incorporation of the Company or Bylaws of the Company or a resolution duly adopted by the Company's Board of Directors or based upon the advice of counsel for the Company shall be conclusively deemed to be done by Executive in good faith and in the best interests of the Company.

     If Executive's services are terminated as set forth in this subsection (d), Executive's services shall cease as of such effective date of termination and all compensation shall cease as of such effective date.

     (e)      Termination  with Good Reason.
              --------------------------

     The Executive shall have the right to terminate his employment for "Good Reason" only upon the occurrence of the following:

          (i) withdrawal by the Company from Executive of any substantial part of his duties then being performed, or responsibility or authority then being carried, by him, or a material change in the Executive's reporting lines; assignment by the Company to Executive of substantial additional duties or responsibilities which are inconsistent with the duties or responsibilities then being carried by Executive; material reduction in the level of Executive's responsibility, authority, autonomy, title, compensation, executive perquisites, or other employee benefits; failure to keep Executive in office at a level at least as high as Vice President and Chief Marketing Officer of the Company; the Company's other material breach of Executive's employment agreement (or any other agreement between Executive and the Company); and the failure of the Company to cure such breach within thirty (30) days of notice thereof; material fraud on the part of the Company; or discontinuance of the active operation of business of the Company, or insolvency of the Company, or the filing by or against the Company of a petition in bankruptcy or for reorganization or restructuring pursuant to applicable insolvency or bankruptcy law.


          (f) Effective of Termination With Good Reason or Without Cause. If during the Term the Executive resigns for Good Reason or his employment is terminated without Cause: the Company will pay Executive (1) his salary, unused vacation pay, and Fringe Benefits through the last day of his employment with the Company,
               (2) his unpaid reimbursable business expenses incurred by him through the last day of his employment with the Company, and (3) any earned and unpaid bonus. In addition (i) the Company shall provide the Executive with the Severance Benefits provided for in
               Section 3(d) of this Agreement, and (ii) all unvested stock options of the Executive under this Agreement shall immediately vest (up to the maximum grant to the Executive) and be exercisable for up to five (5) years from the date of vesting.


8. EXECUTIVE'S REPRESENTATIONS AND WARRANTIES:

          (a) Right to Enter Into Agreement. Executive has the unfettered right to enter into this entire Agreement on all of the terms, covenants and conditions hereof; and Executive has not done or permitted to be done anything, which may curtail or impair any of the rights granted to Company herein.

          (b) Breach Under Other Agreement or Arrangement. Neither the execution and delivery of this Agreement nor the performance by Executive of any of his obligations hereunder will constitute a violation or breach of, or a default under, any agreement, arrangement or understanding, or any other restriction of any kind, to which Executive is a party or by which Executive is bound.

          (c) Services Rendered Deemed Special, Etc. Executive acknowledges and agrees that the services to be rendered by him hereunder are of a special, unique, extraordinary and intellectual character which gives them peculiar value, the loss of which cannot be adequately compensated for in an action at law and that a breach of any term, condition or covenant hereof will cause irreparable harm and injury to the Company and in addition to any other available remedy the Company will be entitled to seek injunctive relief.

9. USE OF NAME:

     The Company shall have the right during the Term hereof, subject to the approval of the Executive, which approval Executive will not unreasonably withhold, to use Executive's name, biography and approved likenesses in connection with Company's business, including advertising their products and services; and the Company may grant such rights to others, but not for use as a direct endorsement.

10.ARBITRATION:

     Any dispute whatsoever arising out of or referable to this Agreement, including, without limitation, any dispute as to the rights and entitlements and performance of the parties under this Agreement or concerning the termination of Executive's employment or of this Agreement or its construction or its validity or enforcement, or as to the arbitrator's jurisdiction, or as to the ability to arbitrate any such dispute, shall be submitted to final and binding arbitration in Los Angeles, California by and pursuant to the Labor Arbitration Rules of the American Arbitration Association with discovery proceedings pursuant to Section 1283.05 of the California Code of Civil Procedure. The arbitrator shall be entitled to award any relief, which might be available at law or in equity, including that of a provisional, permanent or injunctive nature. The prevailing party in such arbitration as determined by the arbitrator, or in any proceedings in respect thereof as determined by the person presiding, shall be entitled to receive its or his reasonable attorneys' fees incurred in connection therewith.

11.NOTICES:

               (a) Delivery. Any notice, consent or other communication under this Agreement shall be in writing and shall be delivered personally, telexed, sent by facsimile transmission or overnight courier (regularly providing proof of delivery) or sent by registered, certified, or express mail and shall be deemed given when so delivered personally, telexed, sent by facsimile transmission or overnight courier, or if mailed two (2) days after the date of deposit in the United States mail as follows: to the parties at the following addresses (or at such other address as a party may specify by notice in accordance with the provisions hereof to the other):

If to Executive, to his address at:

                             156 Farm Road
                             Sherborn, MA 01770-1622

                             with a copy to:

                             Funkhouser Vegosen Liebman & Dunn Ltd.
                             55 West Monroe Street - Suite 2410
                             Chicago, Illinois 60603
                             Attention:  Jonathan Vegosen, Esq.

                             If to Company, to its address at:
                             Youbet.com, Inc.
                             5901 Desoto Avenue
                             Woodland Hills, CA 91367
                             Attention: Chief Executive Officer
                             Fax (818) 668-2121

                             with a copy to:

                             Loeb & Loeb LLP
                             10100 Santa Monica Blvd.
                             Suite 2200
                             Los Angeles, CA 90067
                             Attention:  David L. Ficksman, Esq.

               (b) Change of Address. Either party may change its address for notice hereunder by notice to the other party in accordance with this Section 11.

12.COMPLETE AGREEMENT; MODIFICATION AND TERMINATION:

     This Agreement contains a complete statement of all the arrangements between the parties with respect to the matters covered hereby and supersedes all existing agreements between the parties concerning the subject matter hereof. This Agreement may be amended, modified, superseded or canceled, and the terms and conditions hereof may be waiver, by the party waiving compliance. No delay on the part of any party in exercising any shall operate as a waiver thereof, nor shall any waiver on the part of any party of any such right or remedy, nor any single or partial exercise of any such right or remedy preclude any other or further exercise thereof or the exercise of any other right or remedy.

13.HEADINGS:

     The headings in this Agreement are solely for the convenience of reference and shall not affect its interpretation.


14. INDEMNIFICATION:

     The Company will indemnify, defend, and hold Executive harmless from and against any and all demands, actions, claims, suits, liabilities, losses, damages, fees (including reasonable attorneys' fees) and expenses relating to any acts or omissions to act in the course or scope of his duties he performs on behalf of the Company while employed by it and/or while serving as an executive and/or director of the Company, and to provide indemnification and executives and directors liability insurance to him at least to the same extent that it provides such indemnification and insurance to the executives and directors of the Company. Executive will have the option to select his own counsel or be represented by counsel for the Company. The provisions herein shall survive the termination of Executive's employment with the Company for any reason.

     (iv) failure to keep Executive in office as President and Chief Executive Officer and/or on the Board of Directors of the Company;

10.   Notices.
      --------

     Effective September 1, 2002, the language in Section 10(a) of the Agreement for notices to the Company shall be amended to be and read as follows:

                             Youbet.com, Inc.
                             5901 Desoto Avenue
                             Woodland Hills, CA 91367
                             Attention:  Chairman
                             Fax (818) 668-2121

     The Company will reimburse Executive for reasonable legal fees incurred in connection with the negotiation and preparation of this Second Amendment. Except as otherwise amended by this Second Amendment and the First Amendment, the Agreement shall remain in full force and effect.

                 EXHIBIT 99.1:

    CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on form 10-QSB for the Quarter Ended September 30, 2002 (the "Report") by Youbet.com, Inc., each of the undersigned hereby certifies that:

               1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

               2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of Registrant.



   November 12, 2002         By:  /s/ Charles F. Champion
                                      -------------------------------------
                                      Charles F. Champion
                                      President and Chief Executive Officer


   November 12, 2002         By:  /s/ Gary Sproule
                                      -------------------------------------
                                      Gary Sproule
                                      Chief Financial Officer