Form 10KSB
period 2002-12-31
YOUBET COM INC
filed 2003-04-15
CIK 814055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                       COMMISSION FILE NUMBER: 33-13789LA


                                YOUBET.COM, INC.

                               DELAWARE 95-4627253

               5901 DE SOTO AVE., WOODLAND HILLS, CALIFORNIA 91367

                                 (818) 668-2100


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE, $.001 PER SHARE


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES |X|   No |_|

     Indicate by a check mark if disclosure of delinquent filers in response to
     Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Revenues for the year ended December 31, 2002 were $25,872,000.

     As of March 31, 2003, the issuer had 23,696,289 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of March 31, 2003 was approximately $41,942,000 based upon the closing market price of $1.77 per common share on that date as reported on the Nasdaq SmallCap Market.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-KSB
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002


                                                                                                                   PAGE

         PART I.
             Item 1.  Description of Business                                                                         3
             Item 2.  Description of Property                                                                        18
             Item 3.  Legal Proceedings                                                                              19
             Item 4.  Submission of Matters to a Vote of Security Holders                                            19


         PART II.

             Item 5.  Market for Common Equity and Related Stockholder Matters                                       20
             Item 6.  Management's Discussion and Analysis or Plan of Operation                                      21
             Item 7.  Financial Statements                                                                           29
             Item 8.  Changes In and Disagreements with Acountants on Accounting and Financial Disclosure            29


         PART III.

             Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act                                              30
             Item 10. Executive Compensation                                                                         33
             Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholders Matters                                                                           42
             Item 12. Certain Relationships and Related Transactions                                                 46
             Item 13. Exhibits and Reports on Form 8-K                                                               47
                      (a) Exhibits (b) Reports on Form 8-K
             Item 14. Controls and Procedures                                                                        49
             Item 15. Principal Accountant Fees and Services                                                         50
             Signatures                                                                                              51
             Certifications                                                                                          52
             Index to Financial Statements                                                                          F-1

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Youbet.com, Inc. ("Youbet.com", "Youbet", or the "Company") has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. The Company has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. The Company is working to expand the Youbet.com brand, its products, and its services throughout the United States and select international markets. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, and Australian horse races.

     The Company strives for innovation in the online, live event wagering industry. Recent developments include improved website appearance, enhanced audio/video feeds with samples, online account statements, personal mailboxes, diagnostic system tests, and discount pricing on Daily Racing Form packages. Future developments are expected to include enhancements to its existing products and technologies, development of new products, and expansion of international initiatives.

     Wagering on most forms of live sporting events is legal in many parts of Europe, Asia, Australia, and Latin America. Sports wagering covers a variety of venues including horse racing, football, rugby, basketball, baseball, hockey, soccer, boxing, golf, auto racing, dog racing, and jai alai. Generally, the level of international sports event wagering is significantly greater than in the United States. The amount wagered on horse racing, Youbet's primary business, is substantially larger in international markets in comparison to U.S. domestic markets.

     In 2002, greater than 80% of all United States horse race wagers were placed through an off-track facility. Off-track wagering is typically captured through inter-track simulcasts, off-track betting (OTB) facilities, telephone-based live operator and interactive voice recognition
     (IVR), and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering was driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering (ADW). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

GROWTH STRATEGY

     One of Youbet's primary goals is to build itself into the premier company of choice for web-based live event entertainment gaming. The principal elements of our strategy are:

   PROMOTE CONVENIENCE

      Legalized wagering on live events is an exciting form of entertainment appealing to a diverse, global audience. The opportunity to wager on the outcome of a sports event generally enhances the overall experience and reinforces identification between fans and their favorite teams, customers, and events. Through the convenience of web-based remote wagering, Youbet is continually increasing the number of horse racing enthusiasts. The Company's website provides a wealth of easy-to-use information and analytical tools for customers in assessing hundreds of horse races daily. Newcomers to the sport are assisted by on-line tutorials and introductory tools supported by a friendly, dedicated customer support staff. To further enrich the experience and add entertainment value, the Company offers a variety of contests and games for prizes and points. We believe these activities are having a favorable impact on the horse racing industry.

   INCREASE OPPORTUNITIES FOR LEGALIZED WAGERING

      Similar to most forms of gaming, live event wagering is most enjoyable when there are a wide variety of wagering options available. Simultaneously covering the action at more than ninety domestic and international horse tracks, Youbet exhibits dozens of races every day. Through personal computers and hand-held wireless devices, our web-based technology provides substantially more gaming action than is possible through any other live event wagering alternative. The Company's proprietary interactive system completes the wagering process including exotic selections much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer's account for future events or prompt disbursement. As management considers expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

   INCREASE THE AUDIENCE

      The convenience of remote wagering has encouraged new and existing customers to become more engaged with the sport of horse racing. The Company believes that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experiencing the thrill of wagering.

   DEVELOP INTERNATIONAL MARKETS

      Youbet is building a global brand name and intends to expand its position as a leading, online live event horse racing and wagering company in the United States into international markets and other forms of online gaming. Supported by Youbet's technology and gaming experience, the Company's strategy includes forming business relationships with partners in Latin America, Europe, Australia, and Asia to create a network of websites offering extensive sports information, full coverage of popular sports, and state-of-the-art gaming.

   BUILD STRATEGIC RELATIONSHIPS

      The Company believes in building and is actively pursuing mutually beneficial relationships with organizations offering ancillary products and services which complement Youbet's core technological, regulatory, and geographic competencies. Presently, the Company has domestic content agreements with ODS Technologies, L.P. dba TVG, Magna Entertainment Corporation,

      Daily Racing Form, Equibase, The United States Trotting Association, AT&T, Axcis Information Network, and Churchill Downs.

   APPLY CUTTING EDGE TECHNOLOGY

      At the forefront of adapting the latest gaming and entertainment technology to the horse racing market, Youbet continually enhances its existing products and technologies and carefully monitors industry developments which are designed to make online live event wagering easy, fast, and more entertaining. To this end, Youbet introduced in March 2001, Youbet ExpressSM, a web-based product to simplify the wagering process and has steadily added resources to improve its web content management. For added convenience, a phone-based wagering system was launched in September 2001.

INDUSTRY TRENDS AND FACTORS IN HORSE RACING AND WAGERING

   Fans enjoy the sport of horse racing not only for its entertainment value, but also for the fun of wagering which adds another dimension of excitement to the experience. Beside convenience and depth of content, online gaming provides a real-time, seamless integration of racing statistics, placing a wager, then viewing a race. Web-based facilities appeal to both the new fan and the serious handicapper for the following reasons:

   THE INTERNET IS AN ENTERTAINMENT AND COMMERCE MEDIUM

      The Internet has become an indispensable medium for communication, news, entertainment, and commerce. The two fundamental growth drivers are (1) the Internet's ability to deliver information in ways not possible using traditional media sources such as broadcast or print media and (2) the Internet offers a robust, credible channel for commerce.

   MANY SPORTS HANDICAPPERS ARE EXPERIENCED WITH COMPUTERS

      The Company believes that since many sports handicappers regularly use computers to access horse racing information, there is a high likelihood they will be interested in using advanced, web-based wagering and information systems.

   SPORTS FANS VALUE EFFICIENCY

      Fast processing of wagers as close as possible to event start time is imperative because it allows customers to design wagers based on the most up-to-date information.

   SPORTS FANS VALUE DATA

      The ability to gather and interpret a wide range of both historical and current data about jockeys, horses, weather, track conditions and many other factors improves the customer's chance of winning. Experienced customer's will spend considerable resources to find the most up-to-date data and will routinely draw from a variety of sources.

   OFF-TRACK WAGERING IS ESTABLISHED AND WIDELY ACCEPTED

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

   WORLDWIDE WAGERING LAWS ARE BEING ADOPTED

      Many countries either have or are in the process of enacting laws and procedures for operating web-based wagering systems. As these systems are perceived to be increasingly reliable and legal, the Company believes sports fans would be correspondingly interested in viewing and wagering on international horse racing and sporting events using an interactive web-based system.


THE YOUBET SOLUTION

   Youbet is revolutionizing the methods in which handicappers and enthusiasts wager and watch horse racing events by offering distinct advantages over traditional on-track and off-track facilities. The technology design behind Youbet ExpressSM is fully scalable and incorporates the broad access and information distribution capabilities of a web-based environment. With these features, Youbet ExpressSM can be continuously modified to add new gaming content and to handle large international markets. Key benefits of Youbet ExpressSM include:

      o CONVENIENCE, EASE OF USE: Members can access Youbet ExpressSM using a standard modem or high speed connection from home, the office, or virtually any location where a computer has online access and it is legal and permissible.

      o EFFICIENT EXECUTION: Customers can transmit wagering instructions, receive instant confirmation, and always have full access to their account balances.

      o THE INFORMATION EDGE: Youbet ExpressSM provides real time information from several leading companies and up to the minute odds on any combination of wagers.

      o ENTERTAINMENT VALUE: Seamlessly combining broadcast-quality graphics, live audio and video feeds, racing information, and a broad range of handicapping tools into an easy and flexible browser-based interface is the key to providing a high degree of entertainment value.

      o BENEFITS TO HORSE TRACKS AND WAGERING FACILITIES: Financial and competitive benefits to the horse racing industry will accrue as Youbet's products create new pools of wagering activity and raise the profile of horse racing.

YOUBET EXPRESSSM

   The You Bet Network, the Company's first service offered to customers using a company provided CD-ROM, became fully operational in July 1998. In March 2001, the Company launched its web-based application, Youbet ExpressSM, which has essentially replaced the You Bet Network, though, we still support the CD-ROM version. Through December 2002, over $300 million in wagers had been processed by these systems.

      AVAILABILITY OF YOUBET EXPRESSSM

         Youbet ExpressSM is normally available to customers 23 hours a day, seven days a week and comes with customer support 15 hours a day, seven days a week. Live horse racing is available about 15 hours daily, depending on which horse tracks are running on a given day. Access to handicapping information such as past performances, is available 23 hours a day and the ability to place pari-mutuel wagers is generally a function of individual track schedules. If Youbet ExpressSM is unavailable due to unscheduled maintenance or other technical difficulties, customers may place wagers over the telephone by calling the Company's toll free number.

      CREATING A YOUBET CUSTOMER ACCOUNT

         To open a Youbet account, a prospective customer need only visit the Company's website, WWW.YOUBET.COM, or call the Company's toll free number. For a monthly subscription fee, this account allows the customer to purchase handicapping information, view simulcasts, and enjoy the extensive content.

      CREATING A YOUBET WAGERING ACCOUNT

         To open a Youbet wagering account which is facilitated through a web interface, the Company requires a driver's license number, social security number, proof of age, and state of residence. Once this information is verified by an independent third party, funds can be transferred into the wagering account for immediate wagering.

      PLAYERS TRUSTSM

         Youbet offers extensive safeguards and protection for its customers. With a major banking institution serving as custodian, Players TrustSM was created in November 2002, to house and protect the deposits, winnings, and wagering account balances of its wagering customers. This exclusive protection and service is free to all Youbet customers.

      PROCESSING A WAGER

         Wagering is a simple process whereby the customer uses the website's icon-driven menus to complete an electronic wagering information ticket similar to the wagering ticket one would see at a racetrack. The wager is then transmitted electronically to a licensed account wagering entity. The customer's account is debited, the wager is placed at the host racetrack, and an electronic confirmation is sent to the customer. The entire process usually takes less than three seconds. Post-race adjustments to the customer's account for winnings or losses also happens within seconds following track announcement of official results.

      CUSTOMER FEATURES OF YOUBET EXPRESSSM

         Youbet continually works with existing and potential track partners to provide for our customers the most comprehensive, dynamic online experience possible. Here are some features currently offered:

            o  Pari-mutuel wagering

            o  Up-to-the-minute odds, probable payouts, and late changes

            o  Immediate access to wager results, payouts, and account status

            o  Dozens of horse tracks from which to choose

            o  Ability to simultaneously wager on multiple horse tracks

            o Access to a vast database of handicapping and past performance information

            o Real time streaming handicapping information from track correspondents

            o  Live audio and video feeds

            o Simple graphical user interfaces which simulate wagering at the horse track

            o Summary of previous wagers placed by the customer and previous wagering results

            o  Sophisticated encryption technology

      CUSTOMER SERVICE

         Youbet maintains and provides a high level of customer service and support for its members. Member Services Agents are available from 7:00 a.m. to 7:00 p.m. Pacific Time, seven days a week, to provide assistance via email or toll free number. Our goal is to answer 100% of all customer inquiries regardless of contact method. Call Center hours have been set by the Company according to the hours when it is likely that online activity will take place.

         Member Services handles any and all questions and requests regarding the Youbet experience including how to place a wager, processing a credit card over the telephone, and where to find desired features or information. Member Services Agents are also well-trained in providing technical support related to software compatibility, system configuration, and minimum computer requirements. Tech specialists are available 7 days a week to assist customers with such issues. The Company directs considerable resources to maintain and expand this high level of service.

         Youbet uses Equifax verification of customer profiles, an automated system which allows the majority of our customers to quickly create and fund a wagering account and begin play.

         Youbet is developing features that will provide more personalized services to our customers. With the expected implementation of options such as Live Operator, our goal is to attract and retain customers by offering value-added services designed around the individual needs of our customer community. Also, through customer segmentation analysis, customers will enjoy many new gaming options and privileges to further enhance their wagering experience.

      PRICING

         While there are no fees imposed by Youbet on wagers, the Company does offer its content through several subscription packages. The Limited Plan is available for $7.95 per month and includes unlimited access to Youbet ExpressSM plus ten hours of audio/video feeds. The Premium Plan is available for $14.95 per month and includes unlimited access to both Youbet ExpressSM and the Youbet Network plus unlimited audio/video feeds. Package Plans priced at a discount off the premium Plan include a three month plan for $37.95 (15% savings), a six month plan for $71.50 (20% savings), and a twelve month plan for $133.95 (25% savings). Customers wagering $350.00 or more in a month receive one free month of content with unlimited audio/video feeds. Customers wagering $2,500.00 or more in a year receive one free year of content with unlimited audio/video feeds. New customers enjoy a free sixty day trial period with unlimited content before having to select a subscription package.

      REVENUE SOURCES

         Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with the TVG and Magna Agreements (SEE STRATEGIC RELATIONSHIPS) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet's primary revenue stream. The Company expects the majority of its future revenues to be in the form of fees from wagering. Additional revenues are generated from monthly subscription fees and the sale of handicapping information. Youbet also expects additional future revenues from advertising at the Youbet ExpressSM website, advertising on live simulcasts, and the sale of sports information and merchandise.

   TECHNOLOGY, SYSTEM FEATURES, AND OPERATIONS

      DESIGNED BY HANDICAPPERS FOR HANDICAPPERS

         Youbet's product development team has decades of combined experience building "best of breed" products for the special needs of horserace handicappers. Youbet ExpressSM allows simultaneous access to all of the functions handicappers need including odds, pools, programs, past performance, track diagrams, minutes to post, late changes, video, and wagering. Youbet offers advanced MICROSOFT INTERNET EXPLORER(R) technology for optimum performance in delivering to broadband and dial-up users real time updates of critical data with simultaneous streaming audio/video.

      XML SOLUTION PROVIDES STRATEGIC FLEXIBILITY

         Youbet's client-server architecture has been encapsulated into a highly flexible XML data model. This allows the same host server to support multiple front-end applications for greater flexibility in launching new partnerships, quick rollout of branded products, and integration of emerging platforms such as wireless.

      PROVEN SCALABILITY AND RELIABILITY

         Youbet's technology infrastructure was designed to be fully scalable and highly reliable with load balanced and redundant components at all critical points in the system.

      STREAMING CAPACITY

         Youbet is a leader in delivering live streaming audio/video through the Internet. On a typical weekend, several terabits of data are streamed to thousands of customers.

      VIDEO CAPTURE AND DISTRIBUTION

         A field of satellite dishes continuously receives video and audio transmissions from nearly one hundred domestic and international racetracks which are then broadcast to our customers in real time at rates of up to forty eight signals simultaneously. Automated, advanced audio/video enhancements occur before real time encoding to ensure high quality broadcasts. During high volume periods, audio/video signals are redistributed over a private high capacity network to SMC Networks, Inc. thus making available infinite bandwidth.

      TWO STREAMS PER SIGNAL WITH MULTIPLE ENCODING DENSITIES

         Each audio/video signal is encoded into two streams. The low-band stream for dial-up customers has two densities designed for 28.8k and 56k dial-up modems. For broadband customers, the high-band stream is a variable-bit-rate delivery ranging from 100k to 225k bps.

      DYNAMIC REUSABLE URL ASSIGNMENT

         URLs are assigned to racetracks as they become available through the Youbet proprietary media console. Changes are immediately published to XML data feeds which are then picked up by Youbet ExpressSM customers.

      SUPERIOR NETWORK DESIGN

         Youbet's network design is based on hub-and-spoke architecture which provides high stability and efficiency at reasonable cost.

      PRIVATE TELCO NETWORKS

         Based on an ATM backbone to ensure high security and efficiency, Youbet uses a private redundant OC-12 fiber-optic SONET ACCU-RING from AT&T for the California network and multiple private broadband connections including a DS3 and T-1s for the Oregon network. Redundant Cisco routers, switches, and firewalls ensure uninterrupted service, protection, and performance.

      STATE-OF-THE-ART, HIGHLY SECURED DATA CENTER

         Youbet maintains a private, state-of-the-art, highly secured data center with climate control, a FM200 fire suppression system, uninterruptible power systems, industrial-strength firewalls, security access, hot backup, and fail-safe redundant routing and switching. The center is designed to withstand severe earthquakes measuring up to 9.0 on the Richter Scale. Two levels of encryption, SSL and internal public/private keys, ensure data privacy down to the data element level. Authentication of access to audio/video streams and automatic user lockout prevent unauthorized application access. The entire center is closely and automatically monitored 24/7 by sophisticated network operations technology and staff. Sophisticated escalation procedures ensure that the appropriate engineers become involved before degradation to the system.

         In addition to the video array and content distribution network, the data center also has several servers interconnected over a high-speed back-office network. These servers are grouped functionally to offer fail-safe redundancy and load balancing. Groups include web servers, session managers, SQL servers, mediation servers, and back-end application servers. The grouping and load balancing makes scaling the system a simple matter of cloning a new server for a category and placing it into its functional group.

      RACING OPERATIONS CENTER

         On-staff horse racing experts coordinate and schedule all racing content including monitoring and adjusting audio video streams for high quality and responding to customer questions and comments posted on Youbet's message boards.

      UPCOMING FEATURES

         Youbet will soon make available an at-a-glance feature where customers will be able to view at the same time all of the data for multiple tracks. This data would be updated in real time while audio/video streams are running.

         Youbet's unique WAGER QUEUE will provide customers with a tool to prepare, in advance, betting combinations which may then be submitted just before post time.

   MARKETING

      Using various media channels such as Youbet ExpressSM, the Internet, print advertising, radio, and brand placement, Youbet focuses its integrated marketing efforts on casual and serious horse racing enthusiasts throughout the world. An integrated marketing approach allows the Company to cycle a series of targeted messages centered around product features and benefits, online tournaments and contests, and event-specific promotions. Youbet also maintains strategic marketing alliances with a variety of horse racing related websites and develops internal marketing programs like "Tell-A-Friend", a program that pays cash to our current customers for referrals.

      In positioning itself as the leader in online sports entertainment and gaming, Youbet's ongoing marketing campaigns and customer retention strategies, supported by thorough customer research and analysis, are intended to satisfy the needs of existing customers and drive new customers to the Company's premier web-based product, Youbet ExpressSM. All of our marketing efforts are supported by thorough customer research and analysis and frequent communication with our customers via phone and e:mail.

   STRATEGIC RELATIONSHIPS

      The Company has domestic content agreements with:

         o ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as Television Games Network ("TVG").

         o Magna Entertainment Corporation ("Magna") which owns and operates a wagering hub in Pennsylvania, owns and/or operates several racetracks in the United States including Santa Anita Park and Gulfstream Park, and owns a competitive wagering service called XpressBet(TM).

         o  AT&T.

         o  Daily Racing Form.

         o  Equibase - the industry's leading source of racing information.

         o The United States Trotting Association - the industry's leading source of standardbred racing information.

         o Axcis Information Network, Inc. - the industry's leading provider of harness racing handicapping information.

         o  Churchill Downs - home of the Kentucky Derby.

   TVG

      In May 2001, Youbet entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement with TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements require Youbet to issue to TVG two warrants to purchase common stock of the Company as described below.

      The License Agreement remains in effect until the later of (i) May 18, 2011, (ii) the date of expiration of the last to expire of the TVG patents licensed to Youbet under the agreement, or (iii) the date on which the last of TVG's agreements with the TVG Exclusive Tracks expires (unless extended, TVG's agreements with the TVG Exclusive Tracks expire before May 18, 2011). The License Agreement may be terminated before the expiration of its term (a) by TVG, if Youbet ceases to operate its Oregon account wagering hub or another account wagering facility approved by TVG at any time thereafter during the term; (b) by TVG, in the event that Youbet brings any legal action against TVG or any of TVG's affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and (c) by either Youbet or TVG, in the event that the other party materially breaches the License Agreement without cure upon notice.

      In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG the warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below (see "Competition"). The TVG fees are as follows:

         o With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks which include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Laurel Park, Lone Star Park, Los Alamitos, Oak Tree/Santa Anita, Pimlico, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet network.

         o With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet with respect to such wagers.

         o With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle (including wagers processed through Magna).

      The License Agreement also provides that Youbet will pay to TVG the following fees:

         o Generally and subject to certain exceptions and qualifications with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

         o Generally and subject to certain exceptions and qualifications with respect to account wagers processed through Magna, Youbet will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

         o Commencing with the first calendar quarter in which Youbet achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

         o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

         o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in other states, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

         o With respect to account wagers on races conducted at non-TVG Exclusive Tracks from Youbet customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG Exclusive Tracks and Youbet's partner tracks located within the 25-mile radius.

      The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant, ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the licensed technology. Accumulated amortization as of December 31, 2002, was $1,561,370. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to the Company of $3,885 and issuance of 3,884,650 shares of Youbet.com common stock.

      The Company issued to TVG an additional warrant (the "Additional TVG Warrant"), on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial TVG Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant, ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years. Accumulated amortization as of December 31, 2002, was $3,380,157.

      The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

   MAGNA ENTERTAINMENT CORPORATION

      Magna Entertainment Corporation (Magna), one of the largest owners/operators of premier horse racetracks in the United States, acquires, develops, and operates horse racetracks and related pari-mutuel wagering operations. Magna tracks include Santa Anita Park, Gulfstream Park, Lone Star Park, Bay Meadow, Golden Gate Fields, Portland Meadows, Remington Park, Thistle Down, Great Lakes Downs, The Meadows, and Flamboro.

      In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both subsidiaries of Ladbroke USA (collectively, "Ladbroke"). During 2001, Ladbroke was acquired by Magna. Under the agreement as modified, the Company provides Magna with an interactive graphics interface into Youbet ExpressSM through which Youbet customers who have established accounts with Magna's Call-A-Bet System may communicate with Magna to transmit wagering information.

   OTHER STRATEGIC RELATIONSHIPS

      In May 2000, Youbet entered into an agreement with AT&T to provide for a fee Internet service, ATM (Asynchronous Transfer Mode) service, and local and long distance telephone service. The Internet service delivers audio, video, data, and Web pages through Youbet ExpressSM. The ATM service provides high-speed links to Youbet's information partners over AT&T's private network. The services are delivered on a fully redundant high speed fiber optic called ACCU-RING. AT&T functions as the primary network provider for the Company.

      In January 2001, Youbet entered into a five-year agreement with the Daily Racing Form ("DRF") to place proprietary links (links in non-traditional advertising space) to Youbet ExpressSM on DRF's website. Youbet pays to DRF a marketing fee for customers who are acquired from the DRF website. In return, DRF pays Youbet a percentage of the information purchases made by Youbet customers at DRF's website.

      In March 1996, Youbet signed a five-year license agreement with Equibase, terminable upon 30 days written notice, which allows the Company to produce for its customers products and services from Equibase's database of horse racing information products. Equibase is the official "thoroughbred industry-owned" database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of North America.

      In March 1998, Youbet entered into a month-to-month agreement with the United States Trotting Association ("USTA"), terminable upon 30 days written notice, to obtain for a fee past performance information related to horse racing. The USTA is now in its sixty-third year of operation promoting the standardbred breed of horses.

      In September 1999, Youbet entered into a three year agreement with Axcis Information Network, Inc. ("Axcis") to obtain for a fee horse race handicapping information. The original license agreement is currently month-to-month.

      In April 2002, Youbet entered into a one-year co-marketing agreement with Churchill Downs, Inc. ("Churchill") whereby Youbet became the official online wagering platform of Churchill Downs and the Kentucky Derby. Additional sponsorship benefits include (1) participation in direct mail programs targeting Churchill customers with Kentucky addresses, (2) graphic links on Churchill websites which include Churchill Downs, Hollywood Park, Arlington Park, and the Kentucky Derby, (3) the right to promote Youbet on the Churchill Downs race signal to approximately 1,000 nationwide outlets, and (4) print advertising in official race programs at Churchill Downs. The Company intends to seek a renewal of this co-marketing agreement with Churchill.

   COMPETITION

      Web-based interactive gaming and wagering is a new and rapidly changing marketplace. The Company anticipates competition will become more intense as many web-based ventures focus on the gaming industry. The management team believes that the Company is well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.

      TVG, owned by Gemstar-TV Guide International, Inc., is a direct competitor in the domestic interactive pari-mutuel gaming market. TVG operates the TVG Network(TM), a 24-hour national horse racing channel broadcast over cable and satellite. Customers receive a dedicated television set-top box linked to the pari-mutuel wagering system. In June 2000, TVG launched a web-based wagering product and currently accepts wagers from customers living in twelve states. TVG has formed exclusive relationships with a number of major United States horse tracks to broadcast their events on the TVG Network (see "Strategic Relationships - TVG").

      In January 2002, Magna introduced XpressBet(TM), a new online wagering platform which allows customers to place wagers online throughout North America where permitted by law (see "Strategic Relationships - Magna").

      The Company also considers several other companies offering interactive wagering to U.S. residents to be viable competitors. One such company, Winticket, has formed non-exclusive relationships with many of the same tracks offered by Youbet.

      The Company believes potential new domestic and international competitors looking to enter the interactive wagering marketplace may include large established interactive and online software companies, media companies, and gaming companies. Youbet's business strategies may be influenced by the timing of a competitor's product releases and the similarity of such products to those found at Youbet and may result in significant pressure on pricing and profit margins.

   GOVERNMENT REGULATION AND LEGISLATION

      On August 2, 2001, the Company received a multi-jurisdictional license from the State of Oregon Racing Commission to accept and place online and telephone horse racing pari-mutuel wagering. On August 2, 2002, Youbet obtained a one year renewal of its Oregon license. On February 21, 2002, the Company received a license from the State of California Horse Racing Board to accept and place online and telephone horse racing pari-mutuel wagering from California residents. On

      February 22, 2003, Youbet obtained a two-year renewal of its California license. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of the Company.

      Gaming activities are subject to extensive statutory and regulatory control by both state and federal agencies and could be significantly affected by any changes in the political climate and economic and regulatory policies. These changes may impact the operations of the Company in a materially adverse way. To the extent that Youbet's facilities are used by customers to place intrastate or interstate wagers or the Company receives commissions derived from such wagers, various statutes and regulations could have a direct and material impact on the business and on the public demand for Youbet's products and services.

      In the United States, forty seven states have statutes or regulations restricting gaming activities and three states prohibit any form of gaming. The Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act, and the Organized Crime Control Act.

      From time to time, Youbet receives correspondence from various state governmental agencies inquiring into the legality of the Company's activities. The Company believes that its activities conform to those gaming laws and regulations applicable to its activities. However, the Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with Youbet's interpretation of the applicable laws. Because there is little guiding authority, the Company is at risk of losing such lawsuits or actions and be subject to significant damages or civil or criminal penalties.

      In 1999, United States Senator Jon Kyl of Arizona introduced the Internet Gambling Prohibition Act which would have prohibited on-line and Internet gaming except for certain horse race wagering and certain "closed-loop" on-line systems. The bill provided for federal prohibition on Internet gambling but permitted interstate wagering on horse racing in a closed-loop, customer-based system. While the bill was not enacted, the Company does not believe it would have had a material adverse effect on Youbet's business. In October 1999, Congressman Goodlatte introduced a bill in the House of Representatives similar to the Kyl bill. In April 2000, the House Judiciary Committee passed the Goodlatte bill, but the full House of Representatives failed to pass the bill. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress.

      Many states have considered and are considering interactive and Internet gaming legislations and regulations which may prohibit Youbet from continuing to do business in such states and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material adverse impact on Youbet's business.

      In December 2000, the Interstate Horseracing Act was amended to clearly restate that legal pari-mutuel wagers transmitted by an individual in one state via telephone or another electronic media and accepted by an off-track betting system in the same or another state are within the protections provided by the Act where such wagers are lawful in each state.

      Expansion into international markets may be subject to regulation in those countries in which it is made available. The Company believes that it can operate, or license technology, in numerous jurisdictions that allow telephone and account wagering. However, the Company may not be able to obtain the approvals necessary to market its services in such jurisdictions.

POSSIBLE INTERRUPTION OF SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

   The Company's business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been dramatically affected. Further delays or stoppages in transportation, mail, and financial or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance, and security as a result of ongoing and future terrorist activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. In general, the United States economy is being adversely affected by the threat of terrorism causing economic weakness which could adversely impact our results of operations, reduce our ability to raise capital, or otherwise adversely affect our ability to grow our business.

EMPLOYEES

   As of March 1, 2003, the Company had 67 permanent employees. The Company has never had a work stoppage and no employees are represented by a union. Youbet considers its relations with its employees to be good. We believe our future success will largely depend upon our continued ability to attract, integrate, retain, and motivate highly qualified technical and managerial professionals, and the continued service of its present senior management and key technical employees.


ITEM 2.  DESCRIPTION OF PROPERTY

   Under a lease that expires March 15, 2010, Youbet's executive and operating offices occupy approximately 30,000 square feet located at 5901 De Soto Avenue, Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. As required by the lease agreement, the Company obtained a one-year $1,029,000 letter of credit in favor of the landlord, which was secured by cash. The Company is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. At the end of the second year of the lease, the Company did not renew its letter credit which expired on March 28, 2002, and as such, the landlord drew $920,805 against the letter of credit and is holding the monies as a deposit. As of December 31, 2002, these monies are classified as restricted cash in the Company's accompanying audited consolidated financial statements. On or about April 15, 2003, the Company intends to post a new letter in the amount of $705,071 causing the landlord to return the aforementioned deposit.

   On July 1, 2001 the Company entered into a three year lease agreement for its Oregon facility. Base rent payments are $2,103 per month with annual increases as specified in the lease.

   The Company believes its facilities are adequate for anticipated future activities.

ITEM 3.  LEGAL PROCEEDINGS

   Youbet currently and from time to time is involved in litigations arising in the ordinary course of its business. Those litigations that the Company believes may have a significant impact on it are described below. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

   On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com, Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. As a minimum amount of discovery has been undertaken, an outcome cannot be predicted at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following matters were submitted to a vote by Youbet's stockholders at the Company's annual stockholder's meeting held on December 9, 2002.

         o To elect seven directors of the Company to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. The seven nominees elected included Larry Lucas, David Marshall, Charles Champion, Gary Adelson, Guy Chipparoni, James Edgar, and Joseph Barletta. Stockholders voted as follows:

                        FOR                       20,746,312
                        AGAINST                       45,572
                        ABSTAINED                          0
                        WITHHELD                           0

         o  To amend the 1998 Stock Option Plan. Stockholders voted as follows:

                        FOR                        9,000,769
                        AGAINST                      689,375
                        ABSTAINED                    258,411
                        WITHHELD                  10,843,329

         o To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2002. Stockholders voted as follows:

                        FOR                       20,676,101
                        AGAINST                       35,511
                        ABSTAINED                     80,272
                        WITHHELD                           0

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On June 18, 1999, the common stock of Youbet began trading on the Nasdaq National Market under the symbol "UBET". Effective August 9, 2002, the Company's listing was transferred to the Nasdaq SmallCap Market because of failure to maintain a minimum bid price of at least $1.00 per share.

   The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period within the last two fiscal years and as of March 27, 2003.

                                       HIGH        LOW
                                       ----        ---
         AS OF MARCH 31, 2003:         $1.77       --

         YEAR ENDED DECEMBER 31, 2002:
           Three Months Ended
             March 31, 2002            $0.82      $0.55
             June 30, 2002              1.05       0.62
             September 30, 2002         0.68       0.54
             December 31, 2002          0.86       0.47

        YEAR ENDED DECEMBER 31, 2001:
          Three Months Ended
            March 31, 2001            $1.06      $0.41
            June 30, 2001              1.36       0.38
            September 30, 2001         1.69       0.87
            December 31, 2001          1.12       0.45

   As of March 31, 2003, the Company had 348 stockholders of record, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

   Holders of common stock are entitled to receive dividends, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Presently no preferred stock is outstanding. The Company has never declared or paid any dividends on its common stock. The Company intends to retain any future earnings for use in the operation and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. The Company's ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities which may contain covenants restricting the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

   The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 investment in the Company. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and a cashless exercise feature. Using the Black-Scholes model, the Company recorded the fair value of the warrants issued, $437,137, as a note discount and were amortized over one year as interest expense. Accumulated amortization of discount on the Notes was $339,330 as of December 31, 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

   The following discussion and analysis of Youbet's financial condition and results of operations should be read in conjunction with Youbet's Consolidated Financial Statements and other financial information included herein. This Management's Discussion and Analysis or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

   This Annual Report on Form 10-KSB for the year ended December 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

OVERVIEW

   In 2002, greater than 80% of all United States horse race wagers were placed through an off-track facility. Off-track wagering is typically captured through inter-track simulcasts, off-track betting (OTB) facilities, telephone-based live operator and interactive voice recognition (IVR), and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering was driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering ("ADW"). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

   Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with the TVG and Magna Agreements (SEE STRATEGIC RELATIONSHIPS) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet's primary revenue stream. The Company expects the majority of its future revenues to be in the form of fees from wagering. Additional revenues are generated from monthly subscription fees and the sale of handicapping information. Youbet also expects additional future revenues from advertising at the Youbet ExpressSM website, advertising on live simulcasts, and the sale of sports information and merchandise.

   Youbet has incurred significant losses since inception, and as of December 31, 2002, had an accumulated deficit of $87,884,031. Included in this accumulated deficit is $24,424,510 in non-cash expenses related to (1) the amortization of the fair value of warrants issued, (2) the expense of stock options exercised, (3) the conversion into common stock and warrants of discounts on bridge loans, accounts payable, and employee deferred salaries, and (4) the release of forfeiture provisions on certain shares of common stock. The recognition of these non-cash expenses did not affect working capital or cash flows. The Company does not expect these types of costs to continue at these levels.

   Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of the Oregon wagering hub and the receipt of licensing from California in February 2002, has improved cash flow to a level needed to support future operations. However, the Company may from time to time require additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

CRITICAL ACCOUNTING POLICIES

   REVENUES

      The Company records gross commission proceeds as Revenues and records the related costs under operating expenses as Track Fees and Licensing Fees - Related Party. In addition, the Company recognizes net commissions earned on wagers placed at third-party wagering facilities as Revenue. The Company records on a monthly basis, the current portion of paid subscriptions as Revenue and the balance as Unearned Revenue. The Company also records as Revenue sales of handicapping information.

   LICENSING RIGHTS

      The company recorded deferred licensing rights based on the fair value of the Initial and Additional TVG warrants issued, using the Black-Scholes option pricing model (see Note 3 to the accompanying consolidated financial statements). The licensing rights are being amortized over a three year period. At December 31, 2002, the accumulated amortization of the license rights was $4,941,527. We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

CONSOLIDATED RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

   REVENUES

      Revenues for the year ended December 31, 2002 increased 309% to $25,871,835 as compared to $6,324,286 in 2001. Gross wagers accepted and placed for the year ended December 31, 2002 increased 72.4% to $162,972,615 as compared to $94,553,232 in 2001. These results were primarily due to (1) active customer accounts increased 85.6% to 46,714 as of December 31, 2002, from 25,169 as of December 31, 2001, (2) an increase in wagering activity as customers began using Youbet ExpressSM, (3) new co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, (4) subscription fees, and (5) enhancements in Youbet's website content and functionality. Revenues from subscription packages were less than 10% of total revenue for 2002 and 2001.

   OPERATING EXPENSES

      TRACK FEES: Track Fees increased to $10,404,658 in 2002 as compared to $241,256 in 2001. The increase was primarily due to the opening of the Oregon wagering hub in September 2001. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

      LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party increased to $5,674,987 in 2002 as compared to $422,147 in 2001. Licensing Fees - Related Party represents amounts paid and payable in accordance with the TVG Agreement. The increase was due to growth in wagering on TVG Exclusive Tracks. (See Note 4 to the Consolidated Financial Statements contained herein)

      NETWORK OPERATIONS: Network Operations decreased 17.9% to $1,946,328 in 2002 as compared to $2,371,152 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. Network Operations consist of costs for salaries, data center management, and telecommunications.

      RESEARCH AND DEVELOPMENT: Research and Development decreased 21.8% to $1,972,831 in 2002, as compared to $2,524,216 in 2001. The decrease was primarily due to lower salaries expense related to reductions in staff. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

      SALES AND MARKETING: Sales and Marketing decreased 51.4% to $1,994,215 in 2002, as compared to $4,101,893 in 2001. The decrease was primarily due to reduced expenses associated with marketing programs, salaries, and commissions. The decrease in sales and marketing reflects a reduction in marketing programs. For the year 2001, sales and marketing expense included non-cash compensation of $256,000 in the form of warrants and stock options issued to third-party consultants.

      GENERAL AND ADMINISTRATIVE: General and administrative expenses decreased 17.2% to $7,019,022 in 2002 as compared to $8,477,641 in 2001. General and administrative expenses consist of management and staff salaries, facilities expenses, consultants, outside legal and accounting services, and investor relations. The decrease in 2002 was primarily due to a reduction in employee headcount. For the year 2001, general and administrative expenses included non-cash compensation of $121,000 in the form of warrants and stock options issued to third-party consultants and the repricing of employee stock options.

      DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 67.8% to $5,586,695 in 2002 from $3,330,104 in 2001. The increase in depreciation and amortization was due to (1) additional assets placed in service to build out the Company's technology infrastructure and (2) licensing rights related to the TVG Agreement.

   LOSS FROM OPERATIONS

      The loss from operations for the year ended December 31, 2002 decreased 42.4% to $8,726,901 from a loss of $15,144,123 in 2001. The improvement in 2002 over 2001 was due to a substantial increase in revenues coupled with reductions in non-track related operating expenses. The Company expects to incur losses from operations in 2003, but expects these losses to be substantially less than those incurred in 2002 as a result of management's ongoing cost reduction program and continued growth of revenues and wagering activity.

   OTHER INCOME AND EXPENSE

      INTEREST INCOME: Interest income decreased 89.9% to $37,846 in 2002, as compared to $375,356 in 2001. The decrease was primarily due to (1) significant operating losses which caused lower balances of cash in banks and (2) lower interest rates in 2002 when compared to 2001.

      INTEREST EXPENSE: Interest expense increased to $428,019 in 2002, as compared to $26,865 in 2001. The increase was primarily due to accrued interest on newly issued secured notes and the related amortization of the note discount (See Note 8 under Notes to Consolidated Financial Statements).

      OTHER: Other income (expense) of $126,635 in 2002 was primarily due to a write-off of unsupported, aged trade payables.

   INCOME TAXES

      As of December 31, 2002, Youbet has available federal and state net operating loss carryforwards of $63,865,000 and $36,501,000, respectively, for income tax purposes, which expire in varying amounts through 2021 for federal and 2006 for state purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $24,941,000 as of December 31, 2002. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under the Internal Revenue Code Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.

SELECTED UNAUDITED QUARTERLY RESULTS OF OPERATIONS

   In the opinion of management, the accompanying unaudited quarterly financial statements presented below include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with generally accepted accounting principles. These quarterly financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report for Form 10-KSB for the year ended December 31, 2002. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

                                                                             FISCAL QUARTERS ENDED,
                                    ---------------------------------------------------------------------------------------
                                                       2002                                        2001
                                    ---------------------------------------------------------------------------------------
                                     MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
     Revenues                         $ 2,617    $ 6,011    $ 8,128    $ 9,116    $ 1,648    $ 1,717   $  1,130   $  1,829
     Operating Expenses:
        Track Fees                        457      2,432      3,646      3,869          -          -         27        214
       Licensing Fees - Related
       Party  (Note 4)                    439      1,292      1,899      2,045          -        144        103        175
       Network Operations                 492        504        473        478        714        665        633        358
       Research and Development           489        547        443        493        714        709        710        392
       Sales and Marketing                584        601        409        396      1,064      1,414        940        684
       General and Administrative       1,664      1,672      1,991      1,609      1,186      1,505      1,682      4,106
       Depreciation and Amortization    1,399      1,400      1,397      1,395        493        624        816      1,396
                                    ------------------------------------------- -------------------------------- ----------
     Total Operating Expenses        $  5,524    $ 8,448   $ 10,258    $10,285    $ 4,171    $ 5,061    $ 4,911    $ 7,325
                                    ------------------------------------------- -------------------------------------------
     Loss From Operations            $ (2,907)  $ (2,437)  $ (2,130)  $ (1,169)  $ (2,523)  $ (3,344)  $ (3,781)  $ (5,496)

     Interest Income (Expense), net        11       (138)      (130)      (133)       172         98         53         24

     Other Income (Expense)                 -          -        127        (84)        (2)         -          -          -
                                    ------------------------------------------- -------------------------------------------
     Net Loss                        $ (2,896)  $ (2,575)  $ (2,133)  $ (1,386)  $ (2,353)  $ (3,246)  $ (3,728)  $ (5,472)
                                    =========================================== ===========================================

                                    ------------------------------------------- -------------------------------------------
       Net Loss per Common Share,
       Basic and Diluted              $ (0.15)   $ (0.13)   $ (0.11)   $ (0.02)   $ (0.12)   $ (0.17)   $ (0.19)   $ (0.28)
                                    =========================================== ===========================================

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations primarily through the sale of its securities, convertible debt, and private debt placements. At December 31, 2002, the Company had net working capital of $(2,267,997) compared to net working capital of $805,542 at December 31, 2001. The Company incurred significant net losses from operations for the years ended December 31, 2002 and 2001. As of December 31, 2002, the Company had $4,559,897 in cash and cash equivalents and $2,351,421 in restricted cash. The Company's principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of the Oregon wagering hub and the receipt of licensing from California in February 2002, has improved cash flow to a level needed to support future operations. However, the Company may from time to time seek additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

   The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the

   Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 investment in the Company. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and cashless exercise feature. Using the Black-Scholes model, the Company recorded the fair value of the warrants issued, $437,137, as a note discount and were amortized over one year as interest expense. Accumulated amortization of discount on the Notes was $339,330 as of December 31, 2002.

   The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares were 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, the Company recorded the fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense.

   Net cash provided by (used in) operating activities was $542,380 and $(8,026,719) for the years ended December 31, 2002 and 2001. The increase in 2002 from 2001 in cash provided by operating activities of $8,569,099 was primarily due to (1) a decrease in net loss before depreciation and amortization of $5,807,943, (2) an increase in accounts payable - tracks of $3,939,677, (3) an increase in fees payable - related parties of $1,254,166, and (4) an increase in customer deposits of $721,171. These changes were partially offset by (1) a decrease in restricted cash of $1,992,370, (2) a decrease in deposits of $439,116, (2) a decrease in receivables of $556,676, and (3) a decrease in accounts payable - trade of $319,962. The decreases in the net cash used in operating activities in 2001 resulted from a general decrease in all operating expenses as the Company completed the majority of the development of the You Bet Network and Youbet ExpressSM.

   Net cash used in investing activities was $297,107 and $509,603 for the years ended December 31, 2002 and 2001, respectively. The decrease in 2002 from 2001 in cash used in investing activities of $212,496 was primarily due to a decrease in purchases of property and equipment of $571,547 partially offset by a decrease in restricted cash of $359,051.

   Net cash provided by financing activities was $753,884 and $2,890 for the years ended December 31, 2002, and 2001, respectively. The increase of $750,994 in 2002 from 2001 in cash provided by financing activities was primarily due to $750,000 in proceeds from notes payable. (See Liquidity and Capital Resources)

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

   Youbet has contractual obligations and commitments primarily with regards to facilities leases, equipment leases, employment contracts, service agreements, and payment of interest and principal on notes payable. The following table aggregates the Company's expected contractual obligations and commitments subsequent to December 31, 2002.

                                                                           PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------------------------------
        CONTRACTUAL OBLIGATIONS            2003          2004          2005         2006        2007 AND       TOTAL
                                                                                                 BEYOND
                                     -----------------------------------------------------------------------------------
            Chuck Champion               $ 340,000     $ 340,000    $   65,385    $       -   $         -   $   745,385
            Gary Sproule                   239,583       104,167             -            -             -       343,750
            Michael Veitch                 212,500       187,500             -            -             -       400,000
            David Marshall                 236,830        19,736             -            -             -       256,566
            Lawrence Lucas                 236,830        19,736             -            -             -       256,566
            Phillip Hermann                225,000             -             -            -             -       225,000
            Russell Fine                    62,237             -             -            -             -        68,483
            Notes Payable  (1)             176,986       200,000     2,023,014            -             -     2,400,000
            Corporate Office Lease         753,703       776,314       799,603      823,591     3,078,637     6,231,848
            Oregon Office Lease             26,382        13,386             -            -             -        39,768
                                     -----------------------------------------------------------------------------------
                TOTAL                   $2,510,051    $1,660,839   $ 2,888,002   $  823,591   $ 3,078,637  $ 10,967,366
                                     ===================================================================================

   (1) The Company entered into a Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes in the aggregate principal amount of $2,000,000 at an interest rate of 10%. Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS:

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--

   Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. When Statement 123 was issued in 1995, the Board recognized the potential for misleading implications caused by the "ramp-up" effect on reported compensation cost from prospective application of the fair value based method of accounting for stock-based employee compensation to only new grants after the date of adoption. However, the Board was concerned that retroactive application would be excessively burdensome to financial statement preparers because the historical assumptions required to determine the fair value of awards of stock-based compensation for periods prior to the issuance of Statement 123 were not readily available. Because Statement 123 requires disclosure of the pro forma effect of applying the fair value based method of accounting for those entities that continue to use the intrinsic value method of accounting, historical information about the fair value of awards granted since the original effective date of Statement 123 is readily available. To respond to concerns raised by constituents, including financial statement preparers' concerns about the ramp-up effect arising from the transition method prescribed by Statement 123 and financial statement users' concerns about the lack of consistency and comparability in reported results caused by that transition method, this Statement requires new disclosures about the effect of stock-based employee compensation on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the annual disclosure provisions of SFAS No. 148 and will adopt the quarterly disclosure provisions in our quarterly financial reports beginning in the first quarter of 2003. The adoption of this standard involves disclosures only.

   In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position, or liquidity.

   In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. To further assist financial statement users in assessing a company's risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 is not expected to have a significant impact on the financial position or results of operation of the Company.


ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements for Youbet.com, Inc. are listed in the "Index to Financial Statements", Page F-1 herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until the earlier of their death, retirement, resignation, or removal. There are no family relationships among executive officers and directors.

   EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth certain information regarding the executive officers and directors of the Company:

         NAME                        AGE     POSITION
         Charles F. Champion          48     Chief Executive Officer, President, Director
         Gary W. Sproule              52     Chief Financial Officer
         Michael J. Veitch            56     Chief Marketing Officer
         Lawrence Lucas               48     Chairman of the Board
         David M. Marshall            39     Vice Chairman of the Board
         Gary Adelson                 49     Director
         James Edgar                  56     Director
         Guy Chipparoni               44     Director
         Joseph F. Barletta           66     Director

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

   CHARLES F. CHAMPION, age 48, joined Youbet, in March 2002, as President and Chief Operating Officer and was promoted to Chief Executive Officer on September 11, 2002. He has also served as Director since March 21, 2002. From July 2001 through March 2002, Mr. Champion served as a consultant to various firms. From January 1999 to June 2001, Mr. Champion was President and Publisher of Access Magazine. From 1995 through 1999, Mr. Champion served as Senior Vice President of Circulation and Marketing for Philadelphia Newspapers, Inc., a Knight Ridder Company, which includes the Philadelphia Inquirer and Daily News. From October 1990 to June 1995, Mr. Champion held various executive positions including Executive Vice-President of Sun-Times Company in Chicago and served as the President of the Chicago Sun-Times Charity Trust. Mr. Champion held a number of management and executive positions from 1973 to 1990 with both the Daily News of Los Angeles and Freedom Newspapers, the publisher of the Orange County Register.

   GARY W. SPROULE, age 52, has served as Chief Financial Officer of Youbet.com since June 4, 2002. Prior to joining the company, Mr. Sproule served as Chief Financial Officer at Disney Interactive where he had worldwide finance responsibilities including strategic planning, controllership, operations, administration, and information technology. Prior to Disney Interactive, Mr. Sproule served as Chief Financial Officer of WhatsHotNow.com, from 2000 to 2001, and prior to that, Chief Financial Officer of Magnet Interactive Communications, from 1997 to 2000. Mr. Sproule spent 25 years at UNOCAL, from 1972 through 1997, where he last held the position of Chief Operating Officer for the 76 Products Marketing Division.

   MICHAEL J. VEITCH, age 56, became Chief Marketing Officer of Youbet in October of 2002. Prior to joining the company, from July 2001 through September of 2002, Mr. Veitch resumed his activity in early stage media ventures. From April 1998 through June 2001, Mr. Veitch served as the CEO and Vice Chairman of Access Media Inc., the Publishers of Access Magazine. Previous to that, from July 1996 through early 1998, Mr. Veitch was President of Community Newspaper Company. He has amassed 30 years of relevant consumer marketing and general management experience, primarily in the newspaper and magazine industries. His early career included product management positions at both the WASHINGTON POST and THE NEW YORK TIMES. He has subsequently held General Manager or Presidential positions at major newspaper operations in three of the top ten metropolitan markets. Mr. Veitch was also Chairman and CEO of the country's second largest independent newspaper representative firm.

   LAWRENCE R. LUCAS, age 48, has served as Chairman of the Board since April 24, 2002, and an adviser to Youbet since 1998. Mr. Lucas joined the Youbet, Board of Directors on January 11, 2002. Mr. Lucas has an extensive and diverse background in the fields of gaming and public safety as well as political affairs and social services. Since October 1987, Mr. Lucas has served as president of Conor Communications Company, the nation's largest provider of emergency services support to the cellular and wireless communications industry. Mr. Lucas also advises development stage companies in the telecommunications, Internet commerce, and wireless industries on strategic planning, financing, and governmental affairs.

   DAVID M. MARSHALL, age 39, has served on the Board since March 2002 when he rejoined Youbet as Chairman of the Board and Chief Executive Officer. In April 2002, Mr. Marshall became Vice Chairman of the Board of Directors as Lawrence Lucas was appointed Chairman. In September 2002, Mr. Marshall relinquished his executive role when Charles Champion was promoted to Chief Executive Officer. From 1987 to 1999, Mr. Marshall served as a senior executive and director of Youbet. From 1989 to 1998 he held the title of Chairman of the Board and CEO. Mr. Marshall was also the co-founder of MiddleWare Telecom Corporation and PC-Totes, Inc, both of which merged to become Youbet. In 1987, PC-Totes developed the world's first fault-tolerant, PC based computer totalisator system that is now used to operate wagering at horse and dog racing tracks in the Pacific Rim. MTC, a consulting company specializing in interactive systems development, had a client portfolio that included General Motors, True North Advertising, NTN Communications, and Maxwell Communications in the U.K.

   GARY ADELSON, age 49, has served as Director since April 24, 2002. Since February 1997, Mr. Adelson has been the Managing Partner of EastWest Venture Group. In 1993, Mr. Adelson founded Interactive Cable Systems, a private cable and telephony company that was acquired by MCI. Mr. Adelson began his career as producer of the long-running television series EIGHT IS ENOUGH. He went on to produce many other successful television series, television films, mini-series, and feature films, including THE LAST STARFIGHTER, a revolutionary film first utilizing reality-based CGI, the Emmy-winning SYBIL, HOOK, UNIVERSAL SOLDIER, and IT COULD HAPPEN TO YOU. He is a member of the Academy of Television Arts and Sciences, Academy of Motion Picture Arts and Sciences, the American Film Institute, and the Directors Guild of America.

   JAMES EDGAR, age 56, has served as Director since June 19, 2002. Mr. Edgar's career in government spans 30 years. He served in the Illinois executive branch for 20 years, including two four-year terms as Illinois's 38th Governor and 10 years prior to that as Secretary of State. He worked in the legislative branch of government for 10 years, which included his election to the Illinois House of Representatives. As Governor, Mr. Edgar crafted legislation that allowed horse racing to remain competitive with the rapidly growing riverboat casino industry. He also created laws to improve housing conditions for workers and their families at Illinois tracks. Since leaving the Governor's Office in January 1999, Mr. Edgar and members of his family have engaged in raising and racing thoroughbreds and standardbreds. Mr. Edgar serves as senior advisor at KemperLesnik Public Affairs, a division of Chicago-based KemperLesnik Communications, and on a variety of corporate and not-for-profit boards of directors.

   GUY CHIPPARONI, age 44, has served as Director since April 16, 2002. Mr. Chipparoni has been President of KemperLesnik Public Affairs, a division of KemperLesnik Communications since October 1998. The unit specializes in community, government and media relations, issues management and grassroots outreach. Prior to joining KemperLesnik, Mr. Chipparoni was senior managing director of public affairs at Hill & Knowlton's Chicago office, where, from 1992 to 1997, he built one of the most successful public affairs organizations in the Midwest. Prior to joining H&K, Mr. Chipparoni served as a Press Secretary to the Illinois Secretary of State and, later, former Governor Jim Edgar. Mr. Chipparoni also has worked on behalf of private industry by serving as liaison to state and local government to build support for corporate initiatives.

   JOSEPH F. BARLETTA, age 66, has served as Director since December 9, 2002. Mr. Barletta is an attorney and media business consultant with offices in California. Formerly a New York law partner at Seyfarth, Shaw, Fairweather & Geraldson, he was recently of counsel in the San Francisco office of that firm. On a part time basis, Mr. Barletta has served as Senior Associate Counsel to the Office of Independent Counsel in Washington D.C. and formerly served as a Public Utilities Commissioner for the City and County of San Francisco. Mr. Barletta's media career includes executive positions at THE WALL STREET JOURNAL, CHICAGO TRIBUNE, NEW YORK DAILY NEWS, San Francisco Newspaper Agency, Freedom Newspapers, and Thomson Newspapers. Mr. Barletta served as President of Murdoch Magazines and earlier was President and Chief Executive of TV Guide. Mr. Barletta is currently a member of the board of advisors of Silicon Prairie Partners, a venture capital firm, and of Digital Star Equity Ventures, a private equity investment firm specializing in media. He is also a member of the board of directors of Lebhar-Friedman, Inc., an international business publisher, and of Armanino Foods of Distinction, a publicly traded specialty food manufacturer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4, and 5) with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent holders are required to furnish the Company with copies of all such forms, which they may have filed.

   To the Company's knowledge, based solely on the Company's review of copies of such reports or written representations from certain reporting persons that no Form 5 Reports were required to be filed by those persons, the Company believes that for fiscal 2002, it was in compliance with all filing requirements of Section 16(a) of the Exchange Act applicable to its officers, directors, greater-than-ten-percent beneficial owners, and other persons.

ITEM 10.     EXECUTIVE COMPENSATION

   The following table sets forth all compensation paid by the Company for the years ended December 31, 2002, 2001, and 2000 to the Chief Executive Officer and other executive officers of Youbet whose total salary and bonus for 2002 exceeded $100,000.

                                                                                                                  * LONG TERM
                                                                           ANNUAL COMPENSATION                    COMPENSATION
                                                              -------------------------------------------           AWARDS &
 NAME AND PRINCIPAL POSITION                   YEAR            SALARY            BONUS             OTHER           SECURITIES
 -----------------------------------------------------------------------  ----------------    -------------- -----------------


 CHARLES F. CHAMPION                            2002        $  204,360        $   25,000        $   31,426           750,000
   Chief Executive Officer                      2001              --                --                --                --
   and President                                2000              --                --                --                --

GARY W. SPROULE                                 2002           125,481              --               5,250           300,000
   Chief Financial Officer                      2001              --                --                --                --
                                                2000              --                --                --                --

DAVID M. MARSHALL                               2002           201,678              --               6,166         1,000,000
   Chief Executive Officer                      2001              --                --                --                --
                                                2000              --                --                --                --

ROBERT M. FELL                                  2002           105,374              --                --                --
   Former Chairman of the Board and             2001         1,286,047              --             187,895              --
   former Chief Executive Officer               2000           234,436              --              80,626           300,000

RON W. LUNIEWSKI                                2002            71,234              --               5,848              --
   Former Co-Chief Executive Officer and        2001           162,125            80,000              --             206,300
   former Chief Operating Officer               2000           168,899              --                --             245,100

PHILLIP C. HERMANN                              2002           262,885              --              10,437           105,000
   Former Co-Chief Executive Officer and        2001           162,897            80,000            89,812           101,300
   former Chief Financial Officer               2000           162,947              --              87,832           230,100

*  Includes stock options and stock appreciation rights.

   CHARLES F. CHAMPION:

      From March 11, 2002 through September 10, 2002, Charles F. Champion served as the Company's President and Chief Operating Officer. On September 11, 2002, Mr. Champion was promoted to Chief Executive Officer and retained the position of President.

      Salary represents $157,692 of paid compensation plus $46,668 of accrued compensation. Other Compensation consists of $7,269 for automobile allowance, $22,892 for duplicative living expenses, and $1,265 for exec-u-care medical insurance. Long Term Compensation Awards consist of employee stock options. (see "Employment and Service Agreements" below)

   GARY W. SPROULE:

      On June 3, 2002, Gary W. Sproule became the Company's Chief Financial Officer.

      Other Compensation consists of $5,250 for automobile allowance. Long Term Compensation Awards consist of employee stock options. (see "Employment and Service Agreements" below)

   DAVID M. MARSHALL:

      From February 1, 2002 through September 11, 2002, David M. Marshall served as the Company's Chief Executive Officer.

      Salary represents compensation paid to David Marshall, Inc. for the services of David M. Marshall. Other Compensation consists of $6,166 for exec-u-care medical insurance. (see "Employment and Service Agreements" below)

   ROBERT M. FELL:

      Robert M. Fell served as Chairman of the Board until March 21, 2002 where upon he resigned. Mr. Fell also served as Chief Executive Officer until November 8, 2001 where upon he resigned.

      Salary represents compensation paid to Fell & Company, Inc. for the services of Robert M. Fell. Salary for 2001 includes a lump sum payment of two times the base fee per Mr. Fell's Service Agreement payable to Mr. Fell upon termination of his Service Agreement in November 2001, plus $113,745 representing retroactive increase in pay relating to services rendered in 2000. Other Compensation in 2001 includes $177,279 in disability and life insurance reimbursements and $10,616 in automobile expenses. Other Compensation in 2000 represents $69,457 in disability and life insurance reimbursements and $11,169 in automobile expenses. Long Term Compensation Awards consist of employee stock options. (see "Employment and Service Agreements" below)

   RON. W. LUNIEWSKI:

      Ron W. Luniewski was appointed Chief Operating Officer in November 2000, and became a Director and was promoted to Co-Chief Executive Officer in November 2001. On March 14, 2002, he resigned from both positions, but continued service as a non-officer employee until April 5, 2002.

      Other Compensation consists of $2,423 for automobile allowance and $3,425 for exec-u-care medical insurance. Long Term Compensation Awards in 2000 consist of 245,100 employee stock options repriced from various exercise prices to $0.69. (see "Employment and Service Agreements" below)

   PHILLIP C. HERMANN:

      In addition to serving as the Company's Chief Financial Officer and an Executive Vice President, Mr. Hermann was appointed to Director and Co-Chief Executive Officer in November 2001. On March 21, 2002, he relinquished the Co-Chief Executive Officer position and became President and Chief Operating Officer. On March 28, 2002, Mr. Hermann resigned from the positions of President and Chief Operating Officer. On April 11, 2002, Mr. Hermann resigned from the Board and from the position of Executive Vice President, but signed an agreement to continue in the role of consultant through December 31, 2003.

      Salary represents $62,250 of paid compensation while serving as an executive officer plus $200,635 for consulting services. Other Compensation in 2002 consists of $9,000 for automobile allowance plus $1,437 for exec-u-care medical insurance. Other Compensation in 2001 consists of $9,000 for automobile allowance plus $80,812 related to a stock option awarded in 1998. Other Compensation in 2002 consists of $7,020 for automobile allowance plus $80,812 related to a stock option awarded in 1998. Long Term Compensation Awards in 2000 consist of 50,000 stock options issued in March 2000 and 180,100 various prior stock options all repriced to $0.69 in December 2000. (see "Employment and Service Agreements" below)

BOARD OF DIRECTORS

   Non-employee directors receive no annual retainer or meeting fees, but are reimbursed for travel costs and other out-of-pocket expenses incurred to attend board and committee meetings. During 2002, as compensation for non-employee members of the board of directors, the Company granted options to Gary Adelson, Brad Rosenberg, Guy Chipparoni, and James Edgar to each acquire 40,000 shares of common stock pursuant to the 1998 Stock Plan at an exercise price of $0.68 for Adelson, Rosenberg, and Chipparoni, and $0.50 for Edgar. The options vest ratably over 12 months with a ten-year term.

EMPLOYMENT AND SERVICE AGREEMENTS

   CHARLES F. CHAMPION

      Effective March 11, 2002, Charles Champion and Youbet entered into an employment agreement pursuant to which Mr. Champion serves as a Director, President and Chief Operating Officer of Youbet through March 2005. This employment agreement provides for Mr. Champion to receive an annual salary of $200,000 during the first year and subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion will receive a monthly car allowance in the amount of $750. Mr. Champion was granted 400,000 stock options at an exercise price of $0.50, pursuant to the Company's 1998 Stock Option Plan.

      Effective April 22, 2002, Mr. Champion and Youbet entered into a First Amendment to the original employment agreement dated March 11, 2002. After the original employment agreement was entered into, the Company and Mr. Champion learned that certain vesting and matching provisions of the Agreement could not be honored (the "Impediment"). In order to make Champion whole as a result of the Impediment and in order to clarify his rights with respect to stock options, this First Amendment was entered into. The Amendment provides that in the event of separation from the Company for any reason before expiration of employment agreement, Mr. Champion will be reimbursed for the unvested portion of company matched funds in his 401k account.

      Effective September 11, 2002, Mr. Champion and Youbet entered into a Second Amendment to the original employment agreement dated March 11, 2002, to reflect his appointment to the position of Chief Executive Officer, in addition to President. Effective September 1, 2002, his annual salary was increased to $340,000 and he was granted an additional 350,000 stock options at an exercise price of $0.54, pursuant to the Company's 1998 Stock Option Plan. The first 50,000 options vest immediately, with the remaining 300,000 options vesting at the rate of 1/30th per month. The amendment also provided that Mr. Champion will receive a special achievement bonus of 150,000 shares of Youbet common stock upon a change of control as defined therein. Mr. Champion will be reimbursed up to $60,000 during the period September 1, 2002 through August 31, 2003 for duplicative living expenses while working in Los Angeles and residing in Pennsylvania.

   GARY W. SPROULE

      Effective June 3, 2002, Gary W. Sproule and Youbet entered into an Employment Agreement pursuant to which Mr. Sproule serves as Chief Financial Officer of Youbet through June 2, 2004. This employment agreement provides for Mr. Sproule to receive an annual salary of $225,000 during the first year and an annual salary of $250,000 during the second year. Mr. Sproule received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Sproule is to receive a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $0.78, pursuant to the Company's 1998 Stock Option Plan. If there is a change in control and Mr. Sproule's employment is terminated, he will be entitled to a severance payment equal to 90 days of his annual compensation.

   ROBERT M. FELL

      The Company entered into a Services Agreement with Fell & Company, Inc., which expired on June 30, 2001. This agreement called for Robert Fell to be compensated at $237,000 per annum. In May 2001, the Fell Services Agreement and related option and warrant agreements were amended as follows: (a) the base fee was increased by $150,000 retroactive to March 8, 2000; (b) the exercise price for 750,000 of the Fell Warrants was reduced from $2.50 per share to $0.45 per share, the exercise price of the remaining Fell Warrants was reduced to $0.97 per share, based upon the price of Youbet's common stock after the announcement of the TVG transaction, and the exercise price of the 300,000 stock options held by Mr. Fell was reduced from $4.88 per share to $0.97 per share; (c) for a 90-day period after the Company's stockholders meeting on September 20, 2001, Fell & Company, Inc. could terminate the Fell Services Agreement; and (d) if the Fell Services Agreement was so terminated, (i) Fell & Company, Inc. would receive a lump sum payment of two times the base fee (increased as provided above), (ii) Youbet must continue to provide the non-salary benefits provided for in the Fell Services Agreement for two years, including premium payments on a life insurance policy, (iii) the 150,000 unvested stock options held by Mr. Fell would vest, (iv) if Mr. Fell is not then serving as a director, he would render consulting services (up to ten hours per month) through May 9, 2003 without any additional compensation and (v) if so requested by the Board, Mr. Fell would serve as Chairman of the Board through May 9, 2002. In June 2001 the Board approved further amendments to the Fell Services Agreement extending the period of time during which Mr. Fell could terminate the Fell Services Agreement to one year after the Company's stockholders meeting on September 20, 2001. Also, in June 2001, Mr. Fell agreed to increase the exercise price of the Fell Warrants and the 300,000 stock options held by Mr. Fell to $1.09 per share, the closing trading price of Youbet's common stock on June 29, 2001.

      Effective November 8, 2001, Mr. Fell resigned as the Company's Chief Executive Officer. In accordance with the Fell Services Agreement described above, Mr. Fell received a lump sum payment of two times the base fee, net of amounts due to Youbet (consisting principally of the $140,000 note receivable plus accrued interest). Mr. Fell continued to render services to Youbet receiving compensation under the Fell Services Agreement through February 8, 2002. Pursuant to Mr. Fell's resignation agreement on March 21, 2002, the Company agreed to pay Fell & Company, Inc., $55,000 (which included $38,000 in accrued vacation) in lieu of any future benefits (including whole life insurance, health/dental/vision/disability insurance, auto allowance and related auto expenses) that Mr. Fell would have been entitled to under the amended Services

      Agreement. Mr. Fell continued as Chairman of the Board of Directors through March 21, 2002 when he resigned as Chairman of the Board.

   RON W. LUNIEWSKI

      In March 2001 Ron Luniewski and Youbet entered into an employment agreement pursuant to which Mr. Luniewski would serve as Executive Vice President and Chief Operating Officer of Youbet through April 2002. This employment agreement provided for Mr. Luniewski to receive an annual salary of $157,500, however, effective May 1, 2001, the salary was increased to $175,000. Mr. Luniewski was also eligible to receive an annual bonus determined by the Board in its discretion. This employment agreement replaced an employment agreement entered into between Mr. Luniewski and Youbet in February 2000, expiring on April 2001 which had substantially the same terms. Mr. Luniewski resigned as Co-Chief Executive Officer and Director effective March 14, 2002. Mr. Luniewski served as a non-officer employee until April 5, 2002. On April 5, 2002, the Company entered into a Mutual Release agreement ("Release") with Ron Luniewski whereby the Company agreed to extend the term of the employee stock options granted to Mr. Luniewski and which were vested as of the date of the Release until April 8, 2005. Under the terms of the Release, Mr. Luniewski may only sell or transfer up to half of the shares acquired upon the exercise of these stock options during the next twelve-month period commencing as of the date of the Release. The remaining half of Mr. Luniewski's shares can be sold after one year.

   PHILLIP C. HERMANN

      Effective November 8, 2001 Phillip Hermann and Youbet entered into an employment agreement pursuant to which Mr. Hermann would serve as Co-Chief Executive Officer and Chief Financial Officer of Youbet through April 2003. This employment agreement provided for Mr. Hermann to receive an annual salary of $175,000. Mr. Hermann was also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 100,000 in stock options at $1.00, the fair market value on the date of the grant. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet in March 2001 expiring in April 2002 which had substantially the same terms. On March 21, 2002, Mr. Hermann and Youbet entered into an employment agreement pursuant to which Mr. Hermann serves as President, Chief Operating Officer, and Chief Financial Officer of Youbet through April 2004. This employment agreement provides for Mr. Hermann to receive an annual salary of $225,000. Mr. Hermann is also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was issued 200,000 in stock options at $0.64, the fair market value at the date of the grant. In addition, on October 27, 2001, Mr. Hermann and Youbet entered into a one year severance agreement pursuant to which upon a change of control as defined in the severance agreement, and at Mr. Hermann's election, Mr. Hermann can terminate his employment agreement and receive a lump sum payment equal to one year salary plus benefits. In addition, if Mr. Hermann elects to terminate his employment agreement, all options held by Mr. Hermann become vested immediately and Mr. Hermann will have three years to exercise his options from the date of termination. On March 28, 2002, Mr. Hermann resigned as President and Chief Operations Officer. On April 11, 2002, the Company entered into a Separation Agreement (the "Agreement") with Mr. Hermann whereby, effective immediately, Mr. Hermann resigned as an executive officer of the Company and as a member of the Board of Directors. Mr. Hermann continued to serve as Chief Financial Officer through June 4, 2002 at which time a new Chief Financial Officer was hired. Under the terms of the Agreement, Mr. Hermann will provide services to Youbet until December 31, 2003. For making his services available, Mr. Hermann will receive his annual salary and other benefits. As part of the

      Agreement, Mr. Hermann's stock options became fully vested and as consideration, Mr. Hermann agreed to certain restrictions on the sale of shares underlying his stock options and to relinquish 130,000 of his stock options.

   LAWRENCE R. LUCAS

      Effective February 1, 2002, the Company entered into a services agreement with Conor Communications Company ("CCC"). This agreement provides for the Company to retain the services of Lawrence Lucas through January 31, 2004, as Chairman of the Board of Directors and to provide other consulting services to the Company for an annual fee of $220,000 plus a sum equal to the amount of payroll and other taxes that the Company would be required to pay if Mr. Lucas were employed by the Company. At the discretion of the Board of Directors, Mr. Lucas is eligible to receive a bonus in recognition of his performance and contributions. Mr. Lucas was granted 1,000,000 options at a price of $0.64. In the event of a change of control, the Company will issue to CCC a special achievement bonus of 300,000 shares of common stock in the company. If there is a change in control and the service agreement with CCC is terminated, CCC will be entitled to a severance payment in an amount equal to one year's base fee.

   DAVID M. MARSHALL

      Effective February 1, 2002, the Company entered into a services agreement with David Marshall Inc. ("DMI"). This agreement provides for the Company to retain the services of David Marshall through January 31, 2004, as Vice Chairman and a member of the Executive Committee and to provide other consulting services to the Company for an annual fee of $220,000 plus a sum equal to the amount of payroll and other taxes that the Company would be required to pay if Mr. Marshall were employed by the Company. At the discretion of the Board of Directors, Mr. Marshall is eligible to receive a bonus in recognition of his performance and contributions. Mr. Marshall was granted 1,000,000 options at a price of $0.64. In the event of a change of control, the Company will issue to DMI a special achievement bonus of 300,000 shares of common stock in the company. If there is a change in control and the service agreement with DMI is terminated, DMI will be entitled to a severance payment in an amount equal to one year's base fee.

   THE 1998 STOCK OPTION PLAN

      In February 1998, Youbet's board of directors approved the 1998 Stock Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, shareholders approved an increase of 1,500,000 shares for a total of 2,500,000 shares. Effective September 21, 2000, shareholders approved an additional increase of 1,000,000 shares for a total of 3,500,000 shares. Effective December 9, 2002, shareholders approved an additional increase of 5,000,000 shares for a total of 8,500,000 shares. As of December 31, 2002, there were 6,598,075 stock options granted under the plan.

      The 1998 Stock Plan provides for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 and non-qualified stock options. Non-qualified stock options may be granted to employees, directors, officers, and consultants of Youbet, while incentive stock options may be granted only to employees and its affiliates.

      The 1998 Stock Plan is currently administered by the board of directors, which determines the terms and conditions of the options granted under the 1998 Stock Plan, including the exercise price, number of shares subject to options and the vesting and exercisability of options granted under the 1998 Plan.

      The exercise price of the incentive stock options granted under the 1998 Stock Plan must be at least equal to the fair market value of the common stock of Youbet on the date of grant, and must be 110% of fair market value when granted to a 10% or more stockholder. The exercise price of non-qualified stock options will be determined by the board of directors.

      The term of all options granted under the 1998 Stock Plan may not exceed ten years, except the term of incentive options granted to a 10% or more stockholder may not exceed five years. The board of directors may suspend or terminate and may amend the 1998 Stock Plan from time to time, except that certain types of amendments will require approval of the stockholders. Upon termination of a participant's employment or consulting relationship with Youbet, all unvested options terminate and are no longer exercisable unless extended by the Board of Directors. Vested qualified options remain exercisable for a period not to exceed three months following the termination date, unless the participant was terminated for cause or voluntarily resigned in which all vested options will also terminate.

      The purchase price for all options is payable in full upon exercise and may be paid by cash, by a check drawn against sufficient funds, by delivery to Youbet of a promissory note from the option holder, or such other consideration as the Compensation Committee in its sole discretion determines to be consistent with the 1998 Stock Plan's purpose and applicable law, or a combination of such methods of payment. If common stock of Youbet is used to pay the purchase price of the shares as to which the option is exercised, the Compensation Committee will value such common stock in accordance with procedures established by it. Any promissory note to purchase shares underlying the options will be a full recourse, interest-bearing obligation secured by the shares being purchased and contain such terms as the Compensation Committee may require.

      Options may not be transferred or assigned except upon the death of the option holder provided that, if permitted by the applicable option agreement, non-qualified options may be transferred to the option holder's spouse, adult lineal descendants, adult spouses of adult lineal descendants or trusts for the benefit of the option holder's minor or adult lineal descendants.

      The 1998 Stock Plan also permits Youbet to assist a participant to exercise options granted under the Plan, including paying any tax obligations arising therefrom by making a loan to the participant, permitting the participant to pay the exercise price of the stock option over a term of years or guaranteeing a loan.

      In a registration statement filed with the SEC effective September 29, 1999, the underlying shares of common stock for the 1998 Stock Plans were registered. The 1998 Stock Plan will terminate on the earlier of February 6, 2008 or the date on which no additional shares of stock are available for issuance under the plan.

      The market value of the shares of Youbet common stock as of December 31, 2002 as listed on the NASDAQ SmallCap Market was $0.77 per share.

      The grant of a non-qualified stock option under the 1998 Stock Option Plan will not result in any federal income tax consequences to the option holder or to Youbet. Upon exercise of a non-qualified stock option, the option holder is subject to income taxes at the rate applicable to ordinary compensation income on the difference between the option exercise price and the fair market value of the shares on the date of exercise. This income is subject to withholding for federal income and employment tax purposes. Youbet is entitled to an income tax deduction in the amount of the income recognized by the option holder. Any gain or loss on the option holder's subsequent disposition of the shares of Youbet common stock will receive long or short-term capital gain or loss treatment, depending on whether the shares are held for more than one year following exercise. Youbet does not receive a tax deduction for any such gain. The federal maximum marginal rate at which ordinary income is taxed to individuals is currently 39.6%. The federal maximum rate at which long-term capital gains for most types of property are taxed is 20%.

      The grant of an incentive stock option under the 1998 Stock Option Plan will not result in any federal income tax consequences to the option holder or to Youbet. An option holder recognizes no federal taxable income upon exercising an incentive stock option, subject to the alternative minimum tax rules discussed below, and Youbet receives no deduction at the time of exercise. In the event of a disposition of stock acquired upon exercise of an incentive stock option, the tax consequences depend upon how long the option holder has held the shares of common stock. If the option holder does not dispose of the shares within two years after the incentive stock option was granted, nor within one year after the incentive stock option was exercised, the option holder will recognize a long-term capital gain (or loss) equal to the difference between the sale price of the shares and the exercise price. Youbet is not entitled to any deduction under these circumstances. If the option holder fails to satisfy either of the foregoing holding periods, he or she must recognize ordinary income in the year of the disposition (referred to as a "disqualifying disposition"). The amount of such ordinary income generally is the lesser of the difference between the amount realized on the disposition and the exercise price, or the difference between the fair market value of the stock on the exercise date and the exercise price. Any gain in excess of the amount taxed as ordinary income will be treated as a long or short-term capital gain, depending on whether the stock was held for more than one year. Youbet, in the year of the disqualifying disposition, is entitled to a deduction equal to the amount of ordinary income recognized by the option holder.

      The "spread" under an incentive stock option, i.e., the difference between the fair market value of the shares at exercise and the exercise price, is classified as an item of adjustment in the year of exercise for purposes of the alternative minimum tax.

      The foregoing is only a summary of the current effect of federal income taxation upon the option holder and Youbet with respect to the shares purchased under the 1998 Stock Plan. Reference should be made to the applicable provisions of the Internal Revenue Code. In addition, the summary does not discuss the tax consequences of a option holder's death or the income tax laws of any municipality, state or foreign country to which such option holder may be subject.

   OPTION GRANTS IN 2002

      The following table sets forth certain information regarding option grants to each of the Company's named executive officers during the year ended December 31, 2002.

                                                                                                               RATES OF STOCK
                                                                                                           APPRECIATION FOR OPTION
                                                              INDIVIDUAL GRANTS (1)                                TERM
                                          ---------------------------------------------------------------
       NAME                  NUMBER OF        PERCENT OF
                            SECURITIES       TOTAL OPTIONS
                            UNDERLYING        GRANTED TO       EXERCISE
                              OPTIONS        ALL EMPLOYEES    PRICE PER     EXPIRATION            5% PER            10% PER
                            GRANTED (1)       IN 2002 (2)       SHARE          DATE                YEAR              YEAR
                 ------------------------------------------------------------------------------------------------------------------

CHARLES F. CHAMPION            400,000           10.2%         $0.50         03/11/12         $  125,760         $  318,748
                               350,000            8.9%          0.54         09/01/12            118,861            301,217
GARY W. SPROULE                300,000            7.6%          0.78         06/03/12            147,161            372,936
DAVID M. MARSHALL            1,000,000           25.4%          0.64         02/01/12          1,042,493          1,659,995
MICHAEL J. VEITCH              100,000            2.5%          0.53         09/30/12             86,331            137,468
PHILLIP C. HERMANN             105,100            2.7%          0.64         12/31/08             42,302            107,201
ROBERT M. FELL                    --             --             --               --                 --                 --
RON W. LUNIEWSKI                  --             --             --               --                 --                 --

(1) Options were granted under the 1998 Stock Plan and are exercisable for common stock.

(2) For the year ended December 31, 2002, a total of 3,931,229 stock options were granted to all employees including all named executive employees.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   As of December 31, 2002, for each of the named executive officers, the following table lists the number of Youbet common shares underlying unexercised stock options and the value of unexercised in-the-money stock options.

                                                  NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                                 OPTIONS AT 12/31/02 (1)              12/31/02 (2)
                         SHARES
                       ACQUIRED ON  VALUE
NAME                    EXERCISE   REALIZED      EXERCISABLE  UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE

CHARLES F. CHAMPION         -         -          265,000          485,000         $ 67,950         $120,550

GARY W. SPROULE             -         -             --            300,000             --               --

MICHAEL J. VEITCH           -         -          100,000             --             23,000             --

ROBERT M. FELL              -         -          300,100             --               --               --

RON W. LUNIEWSKI            -         -          273,250             --             17,608             --

PHILLIP C. HERMANN          -         -          418,900           37,500           24,663            3,000

(1) Options shown were granted under the 1998 Stock Option Plan. (See "1998 Stock Option Plan" for more information)

(2) Value of exercisable and unexercisable in-the-money stock options were calculated by taking the difference between the exercise price of each option and the closing market price of $0.77 for the common stock on December 31, 2002 and then multiplying by the number of options.

REPRICING OF STOCK OPTIONS
--------------------------

   For the year ended December 31, 2002, there was no repricing of stock options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of March 31, 2003, there were 23,696,289 shares of common stock outstanding. The table below sets forth information as of March 31, 2003, listing individuals and entities who are known, primarily from Schedules 13D and 13G filed by such individuals and entities, to beneficially own more than 5% of Youbet common stock.

                                                                          AMOUNT OF SHARES
                                                                            BENEFICIALLY          PERCENT OF SHARES
              NAME AND ADDRESS OF BENEFICIAL OWNER  (1)                         OWNED                OUTSTANDING

              Robert M. Fell                                                  1,604,550 2                 6.4%
                       3453 Padaro Lane
                       Carpinteria, California 93013
              David M. Marshall                                               1,973,826 3                 8.0%
                       5901 De Soto Avenue
                       Woodland Hills, California 91367
              Russell M. Fine                                                 1,327,771 4                 5.6%
                       371 Dalkeith Avenue
                       Los Angeles, California 90049
              ODS Technologies, LP  dba  TVG                                 20,317,619 5                51.0%
                       12421 West Olympic Blvd.
                       Los Angeles, California  90064


1. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet common stock.

2. Robert M. Fell: Consists of 300,100 shares of common stock represented by fully vested stock options and 1,200,000 shares of common stock represented by a warrant which is currently exercisable. Includes 104,450 shares of common stock owned by Robert M. Fell Living Trust.

3. David M. Marshall: Consists of (1) 845,787 of common stock owned, (2) 100 shares of common stock represented by a fully vested stock option, (3) 127,939 shares of common stock represented by exercisable warrants, and (4) 1,000,000 shares of common stock represented by vested stock options granted pursuant to a Services Agreement between the Company and David Marshall, Inc. Excludes shares of common stock and common stock purchase warrants owned by the Memorial Gift Trust for which Sid Marshall, David's father, functions as Trustee.

4. Russell M. Fine: Includes 100 shares of common stock represented by a fully vested stock option and 120,171 shares of common stock represented by exercisable common stock purchase warrants.

5. TVG: Includes 16,432,969 shares of common stock subject to adjustment as described below represented by a warrant which is currently exercisable.

   On May 18, 2001, the Company issued to TVG an initial warrant (the "Initial TVG Warrant"), entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years pursuant to a Warrant Issuance Agreement (the "Warrant Agreement"). The Initial TVG Warrant was exercised during the quarter ended June 30, 2002.

   The Company issued to TVG an additional warrant (the "Additional TVG Warrant") on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. In order to maintain TVG's rights in acquiring 51% of the Company, the Company is obligated to issue additional warrants to TVG upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event the Company makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS

   The following table sets forth, as of March 31, 2003, the amount of our common stock beneficially owned by:

   1. Directors;
   2. The officers named in the Executive Compensation table;
   3. All directors and officers as a group.




                                                                    AMOUNT AND NATURE      PERCENT OF SHARES
       NAME OF BENEFICIAL OWNER  1                               OF BENEFICIAL OWNERSHIP      OUTSTANDING

       Lawrence R. Lucas                                                1,170,100 2                4.8%
       David M. Marshall                                                1,973,826 3                8.0%
       Charles F. Champion                                                328,333 4                1.4%
       Gary Adelson                                                        36,667 5                 *
       Guy Chipparoni                                                      36,667 6                 *
       James Edgar                                                         30,000 7                 *
       Joseph F. Barletta                                                  10,000 8                 *

       ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP - 10
          PERSONS                                                       5,919,793                 20.9%

       NAMED EXECUTIVE OFFICERS:
       Robert Fell - RESIGNED MARCH 20, 2002                           1,604,550  9                6.4%
       Phillip C. Hermann - RESIGNED APRIL 11, 2002                      456,400 10                1.9%
       Ron Luniewski - RESIGNED APRIL 8, 2002                            273,250 11                1.2%

   *  Less than one percent

   1. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their common stock.

   2. Lawrence Lucas: Consists of (1) 70,100 shares of common stock represented by fully vested stock options, 100,000 shares of common stock represented by exercisable warrants, and 1,000,000 shares of common stock represented by vested stock options granted pursuant to a Services Agreement between the Company and Conor Communications Company.

   3. David M. Marshall: Consists of (1) 845,787 of common stock owned, (2) 100 shares of common stock represented by a fully vested stock option, (3) 127,939 shares of common stock represented by exercisable warrants, and
      (4) 1,000,000 shares of common stock represented by vested stock options granted pursuant to a Services Agreement between the Company and David Marshall, Inc. Excludes shares of common stock and common stock purchase warrants owned by the Memorial Gift Trust for which Sid Marshall, David's father, functions as Trustee.

   4. Charles C. Champion: Consists of 328,333 shares of common stock represented by fully vested stock options.

   5. Gary Adelson: Consists of 36,667 shares of common stock represented by fully vested stock options.

   6. Guy Chipparoni: Consist of 36,667 shares of common stock represented by fully vested stock options.

   7. James Edgar: Consists of 30,000 shares of common stock represented by fully vested stock options.

   8. Joseph F. Barletta: Consists of 10,000 shares of common stock represented by fully vested stock options.

   9. Robert Fell: Consists of 300,100 shares of common stock represented by fully vested stock options and 1,200,000 shares of common stock represented by a warrant which is currently exercisable. Includes 104,450 shares of common stock owned by Robert M. Fell Living Trust.

   10. Phillip C. Hermann: Consists of 456,400 shares of common stock represented by fully vested stock options.

   11. Ron Luniewski: Consists of 273,250 shares of common stock represented by fully vested stock options. Upon exercise of vested stock options, Mr. Luniewski may only sell or transfer up to 136,625 shares acquired during the period April 5, 2002 through April 4, 2003.


EQUITY COMPENSATION PLAN

   The following table sets forth certain information regarding the Company's 1998 Stock Option Plan. All information set forth below is as of December 31, 2002, pursuant to applicable regulations.

                                                                                                  NUMBER OF SECURITIES
                                                                                                  AVAILABLE FOR FUTURE
                                                                                                  ISSUANCE UNDER EQUITY
                                                                                                   COMPENSATION PLANS
                                                                                                  (EXCLUDING SECURITIES
                                                                          WEIGHTED-AVERAGE         WARRANTS AND RIGHTS
                                            NUMBER OF SECURITIES TO       EXERCISE PRICE OF        WARRANTS AND RIGHTS
                                            BE ISSUED UPON EXERCISE     OUTSTANDING OPTIONS,          REFLECTED IN
                                            OF OUTSTANDING OPTIONS,         WARRANTS, AND           (A)) (A) + (B) =
            EQUITY COMPENSATION PLANS...    WARRANTS, AND RIGHTS (A)         RIGHTS (B)                    (C)

       Stock Options Approved by Security
       Holders                                      6,598,075                  $ 0.84                   1,901,925
       Warrants Approved by Security
       Holders                                     20,592,078                  $ 2.70                       -
       Warrants Not Approved by Security
       Holders                                      1,200,000                  $ 1.09                       -
                                           -------------------------------------------------------------------------------
                      TOTAL                        28,390,153                  $ 1.23                   1,901,925
                                           ===============================================================================

   (a) Equity compensation plans not approved by security holders consist of 1,200,000 warrants issued at $1.09 to Robert Fell as part of his employment agreement. (see "Employment and Service Agreements")

CHANGES IN CONTROL

   Youbet is unaware of any contract or other arrangement, other than the TVG Agreement and related warrants, the exercise of which may at a subsequent date result in a change in control of Youbet. (see "Strategic Relationships")


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In January 1999, David Marshall, Inc. and Youbet entered into a services agreement pursuant to which David M. Marshall served as Vice-Chairman of the Board of Youbet until December 31, 1999. For making Mr. Marshall's services available, David Marshall, Inc. received a base fee of $150,000 per year plus the amount of payroll taxes Youbet would have paid if Mr. Marshall were an employee of Youbet and other miscellaneous benefits. David Marshall, Inc. was also entitled to receive an annual bonus determined by the Board in its discretion. David Marshall, Inc. terminated the agreement pursuant to a provision which permitted David Marshall, Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman and officer effective December 31, 1999. Mr. Marshall was re-appointed Chairman of the Board and Chief Executive Officer on March 21, 2002. In September 2002, Mr. Marshall became Vice Chairman of the Board.

   The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the prior Board approved the issuance of two one-year secured notes each in the principal amount of $100,000 at an interest rate of 12% to (1) a corporation owned by David Marshall, who became the Company's Chairman of the Board and Chief Executive Officer, and (2) Lawrence Lucas. As consideration for the notes, Mr. Marshall's and Mr. Lucas's corporations each received five-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.50 per share. The sale of the notes and the issuance of the warrants was part of an aggregate financing in the amount of $750,000. In January 2003, the Notes were retired ahead of schedule and both principal and all accrued interest were paid.

   In June 2002, the Company entered into a three year Consulting Agreement with James Edgar to provide political and legislative advice as directed by the CEO. In consideration, Mr. Edgar received options to purchase up to 60,000 shares of common stock at an exercise price of $0.50 per share, vesting ratably over 36 months with a ten-year term.

   In May 2001, Youbet entered into a track content and patent license agreement and a warrant issuance agreement with ODS Technologies, L.P., dba TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet to issue to TVG two warrants to purchase common stock of the Company and pay certain fees to TVG. (see Note 4, Agreement with TVG, under Notes to the Consolidated Financial Statements)

   See also "Employment and Service Agreements" above.


ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENTS

   (a) Exhibits

      Exhibit NO.

      3.1 Restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31,
            1995).

      3.1(a) Amended and Restated Certificate of Incorporation (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended September 30, 2001).

      3.2 By-Laws of Youbet.com, Inc. (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31, 1995).

      3.3 Certificate of Designation for Series A Convertible Preferred dated June 18, 1998 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      4.3 Registration Rights Agreement by and among Youbet.com (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998).

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

      4.11 Warrant to purchase Youbet.com common stock issued to Robert M. Fell dated June 29, 1998 (Incorporated herein by reference to Youbet.com's Form 8-K dated June 29, 1998).

      4.12 Form of warrant to purchase Youbet.com common stock at $2.50 per share issued to Lorne Goldberg and Elizabeth Edlich dated August 12, 1999 (Incorporated herein by reference to Youbet.com's Registration Statement on Form S-3 (No. 333-85675) dated September 29, 1999).

      4.13 Form of Warrant to Purchase Youbet.com Common Stock at $.8075 per share in favor to certain existing holders of C and M warrants and to the investors of the Second Notes.

      10.10 1998 Stock Option Plan (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.12 Services Agreement between Youbet.com and Fell & Company, Inc. dated June 29, 1998 amended and restated as of March 1, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.13 Employment Agreement between Youbet.com and Ronald W. Luniewski, Inc. dated May 1, 1998 superceded by an Employment Agreement dated February 23, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.14 Employment Agreement between Youbet.com and Phillip C. Hermann dated May 1, 1998 superceded by an Employment Agreement dated February 23, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.15 Telecommunications Facilitation System Agreement between Youbet.com and Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. dated June 23, 1997 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.16 Agreement between Youbet.com and Netixs Communications dated March 3, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1998).

      10.23 Agreement between Youbet.com and Axcis dated September 1, 1999 (Incorporated herein by reference to Youbet.com's Form 10-KSB for the year ended December 31, 1999).

      10.26 Form of lease agreement for the Woodland Hills Facility dated March 11, 2000.

      10.27 License and Content Agreement dated May 18, 2001 by and between the TVG Parties and Youbet.com, Inc. (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).

      10.28 Warrant Issuance Agreement dated May 18, 2001 by and between Youbet.com, Inc. and TVG (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).

      10.29 Letter agreements between Youbet.com and Fell & Company, Inc. dated May 9, 2001 and June 29, 2001 (Incorporated herein by reference to Youbet.com's Form 10-Q for the quarter ended June 30, 2001).

      10.30 Employment Agreement between Youbet.com and Phillip C. Hermann dated March 21, 2002. (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31, 2001).

      10.31 Securities Purchase Agreement between Youbet.com and David Marshall, Inc. dated March 21, 2002. (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31, 2001).

      10.32 Employment Agreement between Youbet.com and Charles F. Champion dated March 11, 2002. (Incorporated herein by reference to Youbet.com's Form 10-K for the year ended December 31, 2001).

      10.33 Second Amendment to Employment Agreement between Youbet.com and Charles F. Champion dated September 1, 2002 (Incorporated herein by reference to Youbet.com's Form 10-QSB for the quarter ended September 30, 2002).

      10.34 Employment Agreement between Youbet.com and Michael J. Veitch (Incorporated herein by reference to Youbet.com's Form 10-QSB for the quarter ended September 30, 2002).

      10.35 Services Agreement dated February 1, 2002 by and between Youbet.com and David Marshall, Inc. as amended by an amendment dated March 27, 2003

      10.36 Services Agreement dated February 1, 2002 by and between Youbet.com and Conor Communications Company as amended by an amendment dated March 27, 2003

      10.37 First Amendment dated April 22, 2002 to Employment Agreement between Youbet.com and Charles F. Champion dated March 11, 2002

      10.38 Employment Agreement dated June 3, 2002 by and between Youbet.com and Gary W. Sproule 10.39 Note Purchase Agreements dated February 11, 2003 by and between Youbet.com and the Investors as the Purchasers (Incorporated herein by reference to Youbet.com's Form 8-K dated February 11, 2003). 23.1 Consent of BDO Seidman, LLP 99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

   There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

                                                                                  PAGE
   Index to Consolidated Financial Statements:
     See Consolidated Financial Statements included as part of this Form 10-K      F-1

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   AUDIT FEES

      The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended December 31, 2002 and 2001 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the 2002 and 2001 fiscal years were $95,784 and $77,087, respectively.

   FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

      BDO Seidman, LLP did not render any professional services to the Company for information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X under the federal securities laws during the year ended December 31, 2002.

   ALL OTHER FEES

      The aggregate fees billed by BDO Seidman, LLP for all other services, primarily tax related, rendered to the Company during fiscal years ended December 31, 2002 and 2001 were $8,918 and $16,385, respectively.

                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Woodland Hills, State of California, on the 28th day of March, 2003.


                                       YOUBET.COM, INC.

       April 7, 2003          By:  /s/ LAWRENCE LUCAS
                                       Lawrence Lucas
                                       Chairman of the Board

       April 7, 2003          By:  /s/ CHARLES F. CHAMPION
                                       Charles F. Champion
                                       President and Chief Executive Officer

--------------------------------------------------------------------------------

                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                           TITLE                              DATE
     /S/ CHARLES F. CHAMPION       President, Chief Executive Officer            April 7, 2003
         Charles F. Champion       and Director

     /S/ GARY W. SPROULE           Chief Financial Officer                       April 7, 2003
         Gary W. Sproule

     /S/ JAMES LISI                Vice President, Finance                       April 7, 2003
         James Lisi

     /S/ LAWRENCE LUCAS            Chairman of the Board                         April 7, 2003
         Lawrence Lucas

     /S/ DAVID M. MARSHALL         Vice Chairman of the Board                    April 7, 2003
         David M. Marshall

     /S/ GARY ADELSON              Director                                      April 7, 2003
         Gary Adelson

     /S/ GUY CHIPPARONI            Director                                      April 7, 2003
         Guy Chipparoni

     /S/ JAMES EDGAR               Director                                      April 7, 2003
         James Edgar

     /S/ JOSEPH BARLETTA           Director                                      April 7, 2003
         Joseph Barletta

CERTIFICATIONS

   I, Charles Champion, certify that

      1. I have reviewed this annual report on Form 10-KSB of Youbet.com, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      April 7, 2003            By:  /s/ CHARLES CHAMPION
                                        Charles Champion
                                        Chief Executive Officer, President

   I, Gary Sproule, certify that

      1. I have reviewed this annual report on Form 10-KSB of Youbet.com, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         f. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         g. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         h. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and j. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     April 7, 2003                      By:  /s/ GARY SPROULE
                                                 Gary Sproule
                                                 Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
    Report of Independent Certified Public Accountants                                                            F-2

    Consolidated Balance Sheets as of December 31, 2002, and 2001                                                 F-3

    Consolidated Statements of Operations for the Two Years ended December 31, 2002                               F-4

    Consolidated Statements of Stockholders' Equity for the Two Years ended December 31, 2002                     F-5

    Consolidated Statements of Cash Flows for the Two Years ended December 31, 2002                               F-6

    Notes to Consolidated Financial Statements                                                                    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 To the Board of Directors and
 Stockholders of Youbet.com, Inc.

   We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP

Los Angeles, California
February 11, 2003, except for Note 16 which is as of February 22, 2003

YOUBET.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2002                   2001
                                                                               ----------------        --------------
ASSETS:
     Current Assets:
         Cash and Cash Equivalents                                               $  4,559,897          $  3,560,740
         Restricted Cash, current (Note 3)                                          2,351,421               107,867
         Receivables (Note 9)                                                         790,686               278,235
         Interest and Other Receivables                                                23,682                59,468
         Prepaid Expenses                                                             436,119               433,636
                                                                                 ------------          ------------
     Total Current Assets                                                        $  8,161,805          $  4,439,946
     Property and Equipment, net  (Note 6)                                          3,953,912             5,879,301
     Licensing Rights, net  (Note 4)                                                5,022,830             8,638,213
     Deferred Lease Costs                                                              33,521                37,711
     Restricted Cash, long-term (Note 3 and 12)                                          --                 812,938
     Deposits (Note 10)                                                             1,300,785                77,464
                                                                                 ------------          ------------
         TOTAL ASSETS                                                            $ 18,472,853          $ 19,885,573
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current Liabilities:
         Accounts Payable - Trade                                                $    604,417          $  1,264,258
         Fees Payable to Related Party  (Note 4)                                    2,113,540               429,687
         Accounts Payable - Track Related  (Note 5)                                 4,293,289               176,806
         Accrued Expenses  (Note 7)                                                   729,735             1,042,401
         Customer Deposits                                                          1,477,255               378,042
         Accrued Compensation and Related Items                                       532,796               335,113
         Deferred Revenues                                                             26,577                 8,097
         Notes Payable, face $750,000, net of unamortized discount
             of $97,807  (Note 8)                                                     652,193                  --
                                                                                 ------------          ------------
         TOTAL LIABILITIES                                                       $ 10,429,802          $  3,634,404
                                                                                 ============          ============

     STOCKHOLDERS' EQUITY:
         Preferred Stock, $0.001 par value, authorized 1,000,000 shares,                 --                    --
             none outstanding
         Common Stock, $0.001 par value, authorized 100,000,000 shares
             23,422,600 and 19,537,950 shares outstanding as of
             December
             31, 2002 and 2001, respectively                                     $     23,422          $     19,538
         Additional Paid In Capital                                                95,863,660            95,084,423
         Accumulated Deficit                                                      (87,844,031)          (78,852,792)
                                                                                 ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY                                              $  8,043,051          $ 16,251,169
                                                                                 ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 18,472,853          $ 19,885,573
                                                                                 ============          ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                      2002                  2001
                                                                 ------------          ------------
REVENUES  (NOTES 4 AND 5)
    Commissions                                                  $ 25,614,502          $  5,516,539
    Subscription and Transaction Fees                                  26,949               546,271
    Race Information                                                  230,384               261,476
                                                                 ------------          ------------
TOTAL REVENUES                                                   $ 25,871,835          $  6,324,286
OPERATING EXPENSES:
    Track Fees                                                     10,404,658               241,256
    Licensing Fees - Related Party  (Note 4)                        5,674,987               422,147
    Network Operations                                              1,946,328             2,371,152
    Research and Development                                        1,972,831             2,524,216
    Sales and Marketing                                             1,994,215             4,101,893
    General and Administrative                                      7,019,022             8,477,641
    Depreciation and Amortization                                   5,586,695             3,330,104
                                                                 ------------          ------------
TOTAL OPERATING EXPENSES                                         $ 34,598,736          $ 21,468,409
                                                                 ------------          ------------
LOSS FROM OPERATIONS                                             $ (8,726,901)         $(15,144,123)
                                                                 ------------          ------------
OTHER INCOME (EXPENSE):
    Interest Income                                                    37,846               375,356
    Interest Expense                                                 (428,019)              (26,865)
    Other                                                             126,635                (2,750)
                                                                 ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                                     $   (263,538)         $    345,741
                                                                 ------------          ------------
LOSS BEFORE TAXES                                                $ (8,990,439)         $(14,798,382)
    Taxes                                                                (800)                 (800)
                                                                 ------------          ------------
NET LOSS                                                         $ (8,991,239)         $(14,799,182)
                                                                 ============          ============

BASIC AND DILUTED LOSS PER SHARE:
                                                                 ------------          ------------
    Net Loss per Common Share                                    $      (0.41)         $      (0.76)
                                                                 ============          ============
    Weighted Average Number of Common Shares Outstanding           21,751,668            19,525,582
                                                                 ============          ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001


                                             COMMON STOCK
                                       -------------------------   ADDITIONAL      ACCUMULATED        STOCK NOTES
                                          SHARES      AMOUNT     PAID-IN-CAPITAL     DEFICIT          RECEIVABLE         TOTAL
                                       ------------------------- ---------------- --------------- ---------------- ---------------


BALANCE AT JANUARY 1, 2001          19,520,850    $     19,521    $ 84,834,477     $(64,053,610)    $   (140,000)    $ 20,660,388
    Stock Options Exercised
    and Converted to Stock              17,100              17          11,782             --               --             11,799
    Fair Value of Stock
    Options and Warrants
    Issued                                --              --         9,964,357             --               --          9,964,357
    Non-Cash Compensation                 --              --           273,807             --               --            273,807
    Payment of Notes
    Receivable from Officer               --              --              --               --            140,000          140,000
    Net Loss for the Year                 --              --              --        (14,799,182)            --        (14,799,182)
                                   -----------     ------------    ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2001      $  19,537,950         19,538    $ 95,084,423     $(78,852,792)    $       --       $ 16,251,169

    Warrant Exercised (Note 4)        3,884,650          3,884            --               --               --              3,884
    Fair Value of Stock
    Options and Warrants
    Issued                                --              --           437,137             --               --            437,137
    Non-Cash Compensation                 --              --           342,100             --               --            342,100
    Net Loss for the Year                 --              --              --         (8,991,239)            --         (8,991,239)
                                    ----------    ------------    ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2002        23,422,600    $     23,422    $ 95,863,660     $(87,884,031)    $       --       $  8,043,051
                                    ==========    ============    ============     ============     ============     ============


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                            2002                2001
                                                                                      ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                                       $ (8,991,239)       $(14,799,182)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
        Depreciation and Amortization                                                    5,586,695           3,330,104
        Write-Off of Capitalized Software                                                     --             2,542,506
        Non-Cash Interest Expense                                                          339,330                --
        on-Cash Compensation                                                               342,100             273,807
        Repayment of Note Receivable                                                          --               140,000
        Proceeds from Sale of Assets                                                          --                 3,281
        Loss on Disposal of Assets                                                            --                 3,425
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
        Restricted Cash                                                                 (1,992,370)               --
        Receivables                                                                       (512,451)             44,225
        Interest and Other Receivables                                                      35,786             431,225
        Prepaid Expenses                                                                    (2,483)            (94,750)
        Deferred Lease Cost                                                                  4,190              37,383
        Deposits                                                                          (410,383)             28,733
        Account Payable - Trade                                                           (659,841)           (339,879)
        Fees Payable - Related Parties                                                   1,683,853             429,687
        Accounts Payable - Track Related                                                 4,116,483             176,806
        Accrued Expenses                                                                  (312,666)           (544,641)
        Customer Deposits                                                                1,099,213             378,042
        Accrued Compensation and Related Items                                             197,683             (68,475)
        Deferred Revenues                                                                   18,480                 984
                                                                                      ------------        ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        $    542,380        $ (8,026,719)
                                                                                      ------------        ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted Cash                                                                   (251,184)            107,867
        Purchases of Property and Equipment                                                (45,923)           (617,470)
                                                                                      ------------        ------------
           NET CASH USED IN INVESTING ACTIVITIES                                      $   (297,107)       $   (509,603)
                                                                                      ------------        ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Exercise of Stock Options and Warrants                                 3,884              11,799
        Proceeds from Notes Payable                                                        750,000                --
        Payments on Capitalized Lease Obligations                                             --                (8,909)
                                                                                      ------------        ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $    753,884        $      2,890
                                                                                      ------------        ------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $    999,157        $ (8,533,432)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                              3,560,740          12,094,172
                                                                                      ------------        ------------
    CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                                  $  4,559,897        $  3,560,740
                                                                                      ============        ============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for Interest                                                        $       --          $     26,865
        Cash Paid for State Franchise Tax                                                      800                 800
                                                                                      ============        ============
    NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Lease Deposit Drawn on Letter of Credit                                       $    920,805                --
        Issuance of Warrants for Licensing Rights                                     $       --          $  9,964,357
                                                                                      ============        ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YOUBET.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

   BASIS OF PRESENTATION

      Youbet.com, Inc., a Delaware corporation, and its wholly owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as "Youbet.com", "Youbet", or the "Company". All intercompany accounts and transactions have been eliminated in consolidation.

   BUSINESS

      Youbet has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. The Company has focused on the United States horse race wagering market through its main product, Youbet Express(TM), which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. The Company is working to expand the Youbet brand, its products, and its services throughout the United States and select international markets. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, and Australian horse races.

      On August 2, 2001, the Company received a multi-jurisdictional license from the State of Oregon Racing Commission to accept and place online and telephone horse racing pari-mutuel wagering. On August 2, 2002, Youbet obtained a one year renewal of its Oregon license. On February 21, 2002, the Company received a license from the State of California Horse Racing Board to accept and place online and telephone horse racing pari-mutuel wagering from California residents. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of the Company.

   LIQUIDITY

      The Company has suffered significant recurring operating losses and has a working capital deficit of $2,267,997 at December 31, 2002. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of the Oregon wagering hub and the receipt of licensing from California in February 2002, has improved cash flow to a level needed to support future operations.

      In March 2002, the Company successfully raised $750,000 in secured debt financing which was retired ahead of schedule in January 2003.

      The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares were 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, the Company recorded the fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

   REVENUE RECOGNITION

      The Company records gross commission proceeds as Revenues and records the related costs under operating expenses as Track Fees and Licensing Fees - Related Party. In addition, the Company recognizes net commissions earned on wagers placed at third-party wagering facilities as Revenue. The Company records on a monthly basis, the current portion of paid subscriptions as Revenue and the balance as Unearned Revenue. The Company also records as Revenue sales of handicapping information. The Company's revenue recognition policies are in conformance with SAB 101.

   CASH AND CASH EQUIVALENTS

      Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

   CONCENTRATION OF CREDIT RISK

      The Company maintains cash balances at various financial institutions. Deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. At December 31, 2002, and December 31, 2001, the Company had uninsured cash and cash equivalents, and restricted cash of $4,440,698 and $3,707,423, respectively.

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

      As of December 31, 2002, potential dilutive securities representing 30,935,549 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 6,598,075 outstanding stock options, and 21,792,078 outstanding common stock purchase warrants.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. When Statement 123 was issued in 1995, the Board recognized the potential for misleading implications caused by the "ramp-up" effect on reported compensation cost from prospective application of the fair value based method of accounting for stock-based employee compensation to only new grants after the date of adoption. However, the Board was concerned that retroactive application would be excessively burdensome to financial statement preparers because the historical assumptions required to determine the fair value of awards of stock-based compensation for periods prior to the issuance of Statement 123 were not readily available. Because Statement 123 requires disclosure of the pro forma effect of applying the fair value based method of accounting for those entities that continue to use the intrinsic value method of accounting, historical information about the fair value of awards granted since the original effective date of Statement 123 is readily available. To respond to concerns raised by constituents, including financial statement preparers' concerns about the ramp-up effect arising from the transition method prescribed by Statement 123 and financial statement users' concerns about the lack of consistency and comparability in reported results caused by that transition method, this Statement requires new disclosures about the effect of stock-based employee compensation on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the annual disclosure provisions of SFAS No. 148 and will adopt the quarterly disclosure provisions in our quarterly financial reports beginning in the first quarter of 2003. The adoption of this standard involves disclosures only. As the adoption of this standard involves disclosures only, we do not expect a material impact on our results of operations, financial position, or liquidity.

      In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position, or liquidity.

      In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. To further assist financial statement users in assessing a company's risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 is not expected to have a significant impact on the financial position or results of operation of the Company.

NOTE 3:      RESTRICTED CASH

   OBLIGATIONS UNDER FACILITIES LEASES

      As of December 31, 2001, the Company had obtained a leter of credit in the amount of $920,805, secured by cash, in connection with a lease deposit which had been classified as restricted cash. A portion of the deposit, $107,867, is classified as restricted cash, current on the accompanying financial statements. (see Note 12: Capital and Operating Leases)

   PLAYERS TRUSTSM

      As of December 31, 2002, the balance of customer accounts maintained in Players TrustSM was $1,564,804 all which is recorded as restricted cash, current. The amount as of December 31, 2002 was $3,292 in excess of customer deposits.

   CREDIT CARD RESERVES

      The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of December 31, 2002 and 2001, these reserves amounted to $430,858 and $53,461, respectively, all of which is recorded as restricted cash, current.

   OREGON RACING COMMISSION

      The Company placed a Letter of Credit with the Oregon Racing Commission in the amount of $250,000 to secure customer deposits on hand for Oregon residents. As of December 31, 2002, the letter of credit is recorded as restricted cash, current.


NOTE 4:      RELATED PARTY

   TVG LICENSING FEES

      In May 2001, Youbet entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement with TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet to issue to TVG two warrants to purchase common stock of the Company as described below.

      The License Agreement remains in effect until the later of (i) May 18, 2011, (ii) the date of expiration of the last to expire of the TVG patents licensed to Youbet under the agreement, or (iii) the date on which the last of TVG's agreements with the TVG Exclusive Tracks expires (unless extended, TVG's agreements with the TVG Exclusive Tracks expire before May 18, 2011). The License Agreement may be terminated before the expiration of its term (a) by TVG, if Youbet ceases to operate its Oregon account wagering hub or another account wagering facility approved by TVG at any time thereafter during the term; (b) by TVG, in the event that Youbet brings any legal action against TVG or any of TVG's affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and (c) by either Youbet or TVG, in the event that the other party materially breaches the License Agreement without cure upon notice.

      In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG the warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below. The TVG fees are as follows:

      o With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks which include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Laurel Park, Lone Star Park, Los Alamitos, Oak Tree/Santa Anita, Pimlico, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet network.

      o With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet with respect to such wagers.

      o With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle (including wagers processed through Magna).

      The License Agreement also provides that Youbet will pay to TVG the following fees:

      o At such time as Youbet opens its own account wagering facility, with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

      o Commencing with the opening of Youbet's own account wagering facility, with respect to account wagers processed through Magna, Youbet will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

      o Commencing with the first calendar quarter in which Youbet achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

      o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and
         (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

      o With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in other states other, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

      o With respect to account wagers on races conducted at non-TVG Exclusive Tracks from Youbet customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG Exclusive Tracks and Youbet's partner tracks located within the 25-mile radius.

      The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant, ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the licensed technology. Accumulated amortization as of December 31, 2002 and 2001 was $1,561,370 and $591,327, respectively. The Initial Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to the Company of $3,885 and issuance of $3,884,650 shares of Youbet.com common stock.

      The Company issued to TVG an additional warrant (the "Additional TVG Warrant"), on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial TVG Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant, ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" which is being amortized over three years. Accumulated amortization as of December 31, 2002 and 2001 was $3,380,157 and $734,817, respectively.

      The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

      Estimated aggregate amortization expense related to Licensing Rights for the next three years is:

                           2003        $      3,615,383
                           2004               1,407,447
                                       ----------------
                           Total       $      5,022,830
                                       ================

      We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

   ROBERT M. FELL

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

      On July 8, 1999, the board approved the recommendation of the Compensation Committee to grant

      Fell & Company, Inc. a performance-based bonus as a result of the services of Robert M. Fell which has been credited against the Notes, consisting of a $280,000 (plus accrued interest), credited in recognition of the completion of the placement of 11% Senior Convertible Discount Notes, $140,000 (plus accrued interest) credited in recognition of the completion of Youbet's secondary offering, $70,000 (plus accrued interest) credited at such time as Youbet achieves 15,000 customers and $70,000 (plus accrued interest) to be credited at such time as Youbet achieves 25,000 customers. As a result of the bonuses described above, the $70,000 Note has been satisfied and the outstanding principal balance on the $490,000 Note has been reduced to $140,000. The Fell Trust has agreed that the $140,000 Note will be with full recourse to the Fell Trust and Youbet has released to the Fell Trust all of the collateral pledged in connection with the Note. The $140,000 Note has been recorded as a reduction to stockholders' equity at December 31, 2000. The $140,000 Note was fully paid in November 2001.

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

      In May 2001, subject to the execution of the agreements with TVG referred to under "ISSUANCE OF WARRANTS TO TVG," the Fell Services Agreement and related option and warrant agreements were amended as follows: (a) the base fee was increased by $150,000 retroactive to March 8, 2000; (b) the exercise price for 750,000 of the Fell Warrants was reduced from $2.50 per share to $0.45 per share, the exercise price of the remaining Fell Warrants was reduced to $0.97 per share, based upon the price of Youbet's common stock after the announcement of the TVG transaction, and the exercise price of the 300,000 stock options held by Mr. Fell was reduced from $4.88 per share to $0.97 per share; (c) for a 90-day period after this stockholders meeting, Fell & Company, Inc. could terminate the Fell Services Agreement; and (d) if the Fell Services Agreement was so terminated, (i) Fell & Company, Inc. would receive a lump sum payment of two times the base fee (increased as provided above), (ii) Youbet must continue to provide the nonsalary benefits provided for in the Fell Services Agreement for two years, including premium payments on a life insurance policy, (iii) the 150,000 unvested stock options held by Mr. Fell would vest, (iv) if Mr. Fell is not then serving as a director, he would render consulting services (up to ten hours per month) through

      May 9, 2003 without any additional compensation and (v) if so requested by the Board, Mr. Fell would serve as Chairman of the Board through May 9, 2002.

      In June 2001, the Board approved further amendments to the Fell Services Agreement extending the period of time during which Mr. Fell could terminate the Fell Services Agreement to one year after this stockholders meeting. Also, in June 2001, in recognition of Youbet's strategic initiatives with respect to the agreements with TVG and the opening of Youbet's Oregon wagering facility, Mr. Fell agreed to increase the exercise price of all the Fell Warrants and the 300,000 stock options held by Mr. Fell to $1.09 per share, the closing trading price of Youbet's common stock on June 29, 2001.

      Effective November 8, 2001, Mr. Fell resigned as the Company's Chief Executive Officer. In accordance with the Fell Services Agreement described above, Mr. Fell received a lump sum payment of two times the base fee, net of amounts due to Youbet (consisting principally of the $140,000 note receivable plus accrued interest). Mr. Fell continued to render services to Youbet receiving compensation under the Fell Services Agreement through February 8, 2002. Pursuant to Mr. Fell's resignation agreement on March 21, 2002, the Company agreed to pay Fell and Company $55,000 (which included $38,000 in accrued vacation) in lieu of any future benefits (including whole life insurance, health/dental/vision/disability insurance, auto allowance and related auto expenses) that Mr. Fell would have been entitled to under the amended Services Agreement. Mr. Fell continued as Chairman of the Board of Directors through March 21, 2002 when he resigned as Chairman of the Board.

NOTE 5: AGREEMENT WITH MAGNA & INDEPENDENT TRACKS

   In addition to revenue generated from its relationship with TVG as discussed in Note 4, the Company generates revenue under agreements with Magna and various independent tracks.

   Magna Entertainment Corporation (Magna), one of the largest owners/operators of premier horse racetracks in the United States, acquires, develops, and operates horse racetracks and related pari-mutuel wagering operations. Magna tracks include Santa Anita Park, Gulfstream Park, Lone Star Park, Bay Meadow, Golden Gate Fields, Portland Meadows, Remington Park, Thistle Down, Great Lakes Downs, The Meadows, and Flamboro.

   In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both subsidiaries of Ladbroke USA (collectively, "Ladbroke"). During 2001, Ladbroke was acquired by Magna. Under the agreement as modified, the Company provides Magna with an interactive graphics interface into Youbet ExpressSM through which Youbet customers who have established accounts with Magna's Call-A-Bet System may communicate with Magna to transmit wagering information.

   Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with various agreements with Magna and independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. Through the introduction of the Total Access product, Youbet currently has independent simulcast agreements with over 65 tracks that are paid a host fee for their signal. These fees are based on handle generated by Youbet members to the respective tracks.

   For the years ended December 31, 2002 and 2001, $2,361,993 and $4,481,461, respectively, of the Company's revenues were generated through Magna tracks.

NOTE 6: PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following as of December 31, 2002 and 2001:

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                             2002              2001
                                        ------------       ------------
Computer Equipment                      $ 5,248,489        $ 5,213,737
Software                                  1,247,761          1,247,761
Office Furniture and Equipment              543,332            531,458
Leasehold Improvements                    2,852,352          2,853,055
                                        -----------        -----------
                                        $ 9,891,934        $ 9,846,011
   Less: Accumulated Depreciation        (5,938,022)        (3,966,710)
                                        -----------        -----------
Property and Equipment, net             $ 3,953,912        $ 5,879,301
                                        ===========        ===========


NOTE 7: ACCRUED EXPENSES

   Accrued expenses consisted of the following as of December 31, 2002 and 2001:

                                    YEAR ENDED DECEMBER 31,
                                ----------------------------
                                    2002              2001
                                ----------       -----------
Track Fees                      $  348,934       $   42,556
Marketing Expenses                  22,072          291,395
Severance Costs                     68,723          274,093
Software Licensing Fees               --            203,859
Accounting Fees                     46,540           90,009
Business and Property Tax           82,706           29,294
Professional Fees                   25,484           26,884
Other                               65,311           84,311
                                ----------       ----------
   Total                        $  659,770       $1,042,401
                                ==========       ==========


NOTE 8: NOTES PAYABLE

   The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's new Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 loan to the Company. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and cashless exercise feature. Using the Black-Scholes model, the Company recorded the fair value of the warrants issued, $437,137, as a note discount and were amortized over one year as interest expense. Accumulated amortization of discount on the Notes was $339,330 as of December 31, 2002.

NOTE 9: RECEIVABLES

   Receivables consist primarily of (1) $302,000 due from Magna Entertainment Corporation for fees earned on wagers processed through Magna's Call-A-Bet system, (2) $377,000 due from various tracks for settlement of wagers processed through the Company's Oregon hub, and (3) $107,867 due from the Company's landlord.


NOTE 10: DEPOSITS

   As of December 31, 2002, deposits primarily include (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $73,714 security deposit for the Company's Woodland Hills office, (3) $10,000 charge back deposit for Global Cash credit card processing, and (4) $12,840 deposit for satellite equipment through Stargate Industries.

   As of December 31, 2001, deposits primarily include $60,078 security deposit for the Company's Woodland Hills office and $12,840 deposit for satellite equipment through Stargate Industries.


NOTE 11: STOCKHOLDERS' EQUITY

   The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123. The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.

   In January 2000, the Company issued 10,000 warrants to a horse racing track for services to be rendered. The warrants are exercisable at $4.28 per share and expire on December 31, 2005. The warrants vested in January 2001. The fair value of the warrants upon vesting was $43,100 and is being charged to operations over the five year term.

   During the year ended December 31, 2001, in connection with the TVG transaction, the Company issued two warrants to TVG to purchase up to 51% of the outstanding common stock. (See Note 4)

   Information with respect to common stock purchase warrants issued is summarized as follows:

                                                  WARRANTS        WEIGHTED
                                                                  AVERAGE
                                                               EXERCISE PRICE
                                                 ----------    --------------
BALANCE, JANUARY 1, 2001                          6,855,337        $3.76
    Warrants Issued                               3,884,650         0.00
    Warrants Issued                              16,432,969         2.50
    Warrants Exercised                           (1,754,674)        4.05
                                                 ----------        -----
BALANCE, DECEMBER 31, 2001                       25,418,282         2.29
                                                 ----------        -----
    Warrants Issued                                 750,000         0.92
    Warrants Expired                               (491,554)        2.91
    Warrants Exercised                           (3,884,650)        0.00
                                                 ----------        -----
BALANCE, DECEMBER 31, 2002                       21,792,078         2.61
                                                 ----------        -----
WARRANTS EXERCISABLE AT DECEMBER 31, 2002        21,792,078        $2.61
                                                 ----------        =====

   In order to maintain TVG's rights in acquiring 51% of the Youbet, the Company is obligated to issue additional warrants to TVG upon the exercise of any stock options or warrants, or if the Company issues any additional securities. (See Note 4)

   Additional information about outstanding warrants to purchase the Company's common stock at December 31, 2002 is as follows:

                                                                     WARRANTS OUTSTANDING AND EXERCISABLE
                                                           ---------------------------------------------------------
                                                                                WEIGHTED AVG.             WEIGHTED
                                                                                  REMAINING               AVERAGE
                                                                 NUMBER        CONTRACTUAL LIFE           EXERCISE
                                                               OF SHARES          (IN YEARS)               PRICE
                                                           ---------------  -----------------------  ---------------
                   RANGE OF EXERCISE PRICES:
                        $0.001 - $0.01                            756,499            4.19                   $  0.50
                        $1.09                                   1,200,000            5.00                   $  1.09
                        $2.50                                     440,000      Not determinable             $  2.50
                        $2.50                                  17,439,079            1.30                   $  2.50
                        $2.51 - 5.51                              112,000      Not determinable             $  4.07
                        $2.51 - 5.51                            1,618,500            0.02                   $  4.16
                        $5.51 and over                            226,000            1.39                   $ 14.31
                                                           ---------------                           ---------------
                             TOTAL                             21,792,078                                   $  2.61
                                                           ===============                           ===============

   STOCK OPTION ARRANGEMENTS

      In February 1998, Youbet's board of directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, shareholders approved an increase of 1,500,000 shares for a total of 2,500,000 shares. Effective September 21, 2000, shareholders approved an additional increase of 1,000,000 shares for a total of 3,500,000 shares. Effective December 9, 2002, shareholders approved an additional increase of 5,000,000 shares for a total of 8,500,000 shares. As of December 31, 2002, there were 6,523,858 stock options granted under the plan.

      In 2001, the Company reversed a previously recorded non-cash compensation expense of $129,527 due to the decline in the Company's stock price during the year ended December 31, 2001.

      During 2002, the Company granted various stock options, as follows:

      (1) The Company issued stock options to three executives to purchase a total of 1,150,000 shares of common stock at an exercise price ranging from $0.50 to $0.78 per share, the fair market price at the date of grant. The stock options vest over various periods ranging from two months to four years and are exercisable for a period of ten years.

      (2) The Company issued stock options to non-executive employees to purchase 289,561 shares of common stock at exercise prices ranging from $0.47 to $0.99 per share, the fair market price at the date of grant. These options vest over four years and are exercisable for a period of five years.

      (3) Stock options were granted to various consultants to purchase 136,768 shares of common stock at an exercise price ranging from $0.58 to $0.78 per share, the fair market price at the date of grant. These options vest over various periods ranging from one month to one year and are exercisable for five years.

      (4) Stock options were granted to six non-employee Directors to purchase 2,200,000 shares of common stock at an exercise prices ranging from $0.50 to $0.80 per share, the fair market value on the date of grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

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

      Information with respect to activity under the Company's Stock Option Plans is summarized below.

                                                                        WEIGHTED
                                                                         AVERAGE
                                                     STOCK OPTIONS    EXERCISE PRICE
                                                     -------------    --------------
BALANCE, JANUARY 1, 2001                                 2,602,321        $2.75
    Options Granted                                      1,193,536         1.03
    Options Exercised                                      (17,100)        0.69
    Options Cancelled                                     (405,102)        2.99
    Options Forfeited                                     (222,520)        2.30
                                                         ---------
BALANCE, DECEMBER 31, 2001                               3,151,135        $1.26
                                                         ---------
    Options Granted                                      3,931,229         0.58
    Options Cancelled                                      (58,130)        1.13
    Options Forfeited                                     (426,159)        1.39
                                                         ---------
BALANCE, DECEMBER 31, 2002                               6,598,075        $0.84
                                                         ---------
OPTIONS EXERCISABLE (VESTED) AT DECEMBER 31, 2002        3,909,193        $0.99
                                                         =========

   Additional information about outstanding options to purchase the Company's common stock at December 31, 2002 is as follows:

                                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           -------------------------------------------------- -------------------------------
                                                                WEIGHTED
                                                                 AVERAGE           WEIGHTED                       WEIGHTED
                                                                REMAINING          AVERAGE                        AVERAGE
                        RANGE OF EXERCISE        NUMBER OF     CONTRACTUAL         EXERCISE        NUMBER OF      EXERCISE
                              PRICES              SHARES      LIFE (IN YEARS)       PRICE           SHARES         PRICE
                        -----------------------------------------------------------------------------------------------------


                        $0.01 - $0.99           5,466,390        6.99             $ 0.63           2,890,763      $ 0.97

                        $1.00 - 2.00              747,595        4.89               1.05             639,340        1.05

                        $2.50                     259,100        1.31               2.50             259,100        2.50

                        $2.63 - 3.88               37,490        2.69               3.09              37,490        3.09

                        $5.31 - 10.50              87,500        4.68               6.91              82,500        6.98
                                           ---------------                                    ---------------
                               TOTAL            6,598,075        6.47             $ 0.84           3,909,193      $ 0.99
                                           ===============                                    ===============

   On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule.

   As of December 31, 2002, the Company had one stock-based employee compensation plan which is described more fully in Part III, The 1998 Stock Option Plan. The Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to outside directors and consultants are accounted for in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123.

   If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company's Plans was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                          -----------   -----------
                                              2002          2001
                                          -----------   -----------
         Expected Life in Years                8.6           6.3
         Risk Free Interest Rate               5.2%          5.2%
         Dividend Yield                          0%            0%
         Expected Volatility                 109.5%        135.8%

   The weighted average fair value at the date of grant for stock options and warrants granted during 2002 was $0.58 per option and $0.92 per warrant and in 2001 was $1.03 per option and $2.02 per warrant.

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                            2002                    2001
                                                      ------------------     -------------------
NET LOSS, AS REPORTED                                  $ (8,991,239)          $(14,799,182)
   Add:  Stock-based employee compensation
   expense included in reported loss, net of
   related tax effects                                         --                     --
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based methods for all awards, net of
   related tax effects                                   (2,774,101)            (2,525,034)
                                                       ------------           ------------
PRO FORMA NET LOSS                                     $(11,765,340)          $(17,324,216)
                                                       ============           ============

NET LOSS PER SHARE (BASIC AND DILUTED):
   As Reported                                         $      (0.41)          $      (0.76)
   Pro Forma                                           $      (0.54)          $      (0.89)

NOTE 12: OPERATING LEASES

   On March 11, 2000, the Company entered into a lease agreement on an approximately 30,000 square foot facility in Los Angeles, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments commenced July 13, 2000. Rent expense under this lease was $731,750 and $720,936 for the years ended December 31, 2002, and 2001 respectively. In conjunction with this lease agreement, Youbet obtained a one-year $1,029,000 letter of credit, which was secured by cash. Youbet is obligated for the next ten years to obtain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. Youbet had obtained a letter of credit in the amount of $920,805, which was classified as restricted cash in the Company's accompanying consolidated financial statements for the year ended December 31, 2001. The Company did not renew the letter of credit when it expired on March 28, 2002 and as such the landlord drew $920,805 against the letter of credit and is holding the monies as a deposit. Management intends to obtain a new letter of credit to replace the prior one. (see Note 3 and 10) Upon replacement of the letter of credit, the landlord will refund the aforementioned deposit to the Company.

   On July 1, 2001 the Company entered into a lease agreement for its Oregon facility. The base term of the lease is three years. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement. Rent expense for 2002 was $25,615.

   Future obligations under these non-cancellable operating lease agreements are as follows:

                                                    -----------
      YEAR ENDING DECEMBER 31,                        AMOUNT
                                                    -----------
                   2003                             $   780,085
                   2004                                 789,700
                   2005                                 799,603
                   2006                                 823,591

                2007 and thereafter                   3,078,637
                                                    -----------
                   TOTAL                           $  6,271,616
                                                   ============


NOTE 13: COMMITMENTS AND CONTINGENCIES

   CHARLES F. CHAMPION

      Effective March 11, 2002, Charles Champion and Youbet entered into an employment agreement pursuant to which Mr. Champion serves as a Director, President and Chief Operating Officer of Youbet through March 2005. This employment agreement provides for Mr. Champion to receive an annual salary of $200,000 during the first year and subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion will receive a monthly car allowance in the amount of $750. Mr. Champion was granted 400,000 stock options at an exercise price of $0.50, pursuant to the Company's 1998 Stock Option Plan.

      Effective April 22, 2002, Mr. Champion and Youbet entered into a First Amendment to the original employment agreement dated March 11, 2002. After the original employment agreement was entered into, the Company and Mr. Champion learned that certain vesting and matching provisions of the Agreement could not be honored (the "Impediment"). In order to make Champion whole as a result of the Impediment and in order to clarify his rights with respect to stock options, this First Amendment was entered into. The Amendment provides that in the event of separation from the Company for any reason before expiration of employment agreement, Mr. Champion will be reimbursed for the unvested portion of company matched funds in his 401k account.

      Effective September 11, 2002, Mr. Champion and Youbet entered into a Second Amendment to the original employment agreement dated March 11, 2002, to reflect his appointment to the position of Chief Executive Officer, in addition to President. Effective September 1, 2002, his annual salary was increased to $340,000 and he was granted an additional 350,000 stock options at an exercise price of $0.54, pursuant to the Company's 1998 Stock Option Plan provided Proposal No. 2, Amendment 1998 Stock Option Plan as stated herein, is approved by the stockholders. The first 50,000 options vest immediately, with the remaining 300,000 options vesting at the rate of 1/30th per month. The amendment also provided that Mr. Champion will receive a special achievement bonus of 150,000 shares of the Company's common stock upon a change of control as defined therein. Mr. Champion will be reimbursed up to $60,000 during the period September 1, 2002 through August 31, 2003 for duplicative living expenses while working in Los Angeles and residing in Pennsylvania.

   GARY W. SPROULE

      Effective June 3, 2002, Gary W. Sproule and Youbet entered into an Employment Agreement pursuant to which Mr. Sproule serves as Chief Financial Officer of Youbet through June 2, 2004. This employment agreement provides for Mr. Sproule to receive an annual salary of $225,000 during the first year and an annual salary of $250,000 during the second year. Mr. Sproule received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Sproule is to receive a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $0.78, pursuant to the Company's 1998 Stock Option Plan. If there is a change in control and Mr. Sproule's employment is terminated, he will be entitled to a severance payment equal to 90 days of his annual compensation.

   MICHAEL. J. VEITCH

      Effective September 30, 2002, Michael J. Veitch and Youbet entered into an Employment Agreement pursuant to which Mr. Veitch serves as Chief Marketing Officer of Youbet through October 1, 2004. This employment agreement provides for Mr. Veitch to receive an annual salary of $200,000 during the first year and an annual salary of $250,000 during the second year. Mr. Veitch received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Veitch is to receive a monthly car allowance in the amount of $750. Mr. Veitch was granted 100,000 stock options at an exercise price of $0.56, pursuant to the Company's 1998 Stock Option Plan with the exception that they vest sixty days from the effective date of employment. If there is a change in control and Mr. Veitch's employment is terminated, he will be entitled to a severance payment equal to 90 days of his annual compensation.

   PHILLIP C. HERMANN

      Effective November 8, 2001, Phillip Hermann and Youbet entered into an employment agreement pursuant to which Mr. Hermann would serve as Co-Chief Executive Officer and Chief Financial Officer of Youbet through April 2003. This employment agreement provided for Mr. Hermann to receive an annual salary of $175,000. Mr. Hermann was also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was granted options to purchase 100,000 shares of common stock at $1.00, the fair market value on the date of the grant. This employment agreement replaced an employment agreement entered into between Mr. Hermann and Youbet in March 2001 expiring in April 2002 which had substantially the same terms. On March 21, 2002, Mr. Hermann and Youbet entered into an employment agreement pursuant to which Mr. Hermann serves as President, Chief Operating Officer, and Chief Financial Officer of Youbet through April 2004. This employment agreement provides for Mr. Hermann to receive an annual salary of $225,000. Mr. Hermann is also eligible to receive an annual bonus determined by the Board in its discretion. Mr. Hermann was granted stock options to purchase 200,000 of common stock at $0.64 per share, the fair market value at the date of the grant. In addition, on October 27, 2001, Mr. Hermann and Youbet entered into a one year severance agreement pursuant to which upon a change of control as defined in the severance agreement, and at Mr. Hermann's election, Mr. Hermann can terminate his employment agreement and receive a lump sum payment equal to one year salary plus benefits. In addition, if Mr. Hermann elects to terminate his employment agreement, all options held by Mr. Hermann become vested immediately and Mr. Hermann will have three years to exercise his options from the date of termination. On March 28, 2002, Mr. Hermann resigned as President and Chief Operations Officer. On April 11, 2002, the Company entered into a Separation Agreement (the "Agreement") with Mr. Hermann whereby, effective immediately, Mr. Hermann resigned as an executive officer of the Company and as a member of the Board of Directors. Mr. Hermann continued to serve as Chief Financial Officer through June 4, 2002 at which time a new Chief Financial Officer was hired. Under the terms of the Agreement, Mr. Hermann will provide services to Youbet until December 31, 2003. For making his services available, Mr. Hermann will receive his annual salary and other benefits. As part of the Agreement, Mr. Hermann's stock options became fully vested and as consideration, Mr. Hermann agreed to certain restrictions on the sale of shares underlying his stock options and to relinquish 130,000 of his stock options.

   LAWRENCE R. LUCAS

      Effective February 1, 2002, the Company entered into a services agreement with Conor Communications Company ("CCC"). This agreement provides for the Company to retain the services of Lawrence Lucas through January 31, 2004, as Chairman of the Board of Directors and to provide other consulting services to the Company for an annual fee of $220,000 plus a sum equal to the amount of payroll and other taxes that the Company would be required to pay if Mr. Lucas were employed by the Company. At the discretion of the Board of Directors, Mr. Lucas is eligible to receive a bonus in recognition of his performance and contributions. Mr. Lucas was granted 1,000,000 options at a price of $0.64. In the event of a change of control, the Company will issue to CCC a special achievement bonus of 300,000 shares of common stock in the company. If there is a change in control and the service agreement with CCC is terminated, CCC will be entitled to a severance payment in an amount equal to one year's base fee.

   DAVID M. MARSHALL

      Effective February 1, 2002, the Company entered into a services agreement with David Marshall Inc. ("DMI"). This agreement provides for the Company to retain the services of David Marshall through January 31, 2004, as Vice Chairman and a member of the Executive Committee and to provide other consulting services to the Company for an annual fee of $220,000 plus a sum equal to the amount of payroll and other taxes that the Company would be required to pay if Mr. Marshall were employed by the Company. At the discretion of the Board of Directors, Mr. Marshall is eligible to receive a bonus in recognition of his performance and contributions. Mr. Marshall was granted 1,000,000 options at a price of $0.64. In the event of a change of control, the Company will issue to DMI a special achievement bonus of 300,000 shares of common stock in the company. If there is a change in control and the service agreement with DMI is terminated, DMI will be entitled to a severance payment in an amount equal to one year's base fee.

   RUSSELL M. FINE

      The Company entered into employment agreements with Russell M. Fine which provided for a term of five years and compensation of $150,000 per annum, subject to cost of living increases. Mr. Fine's agreement was terminated on May 3, 2000 and he resigned as a member of the Board of Directors and as the Chief Technology Officer. Effective May 3, 2000 Mr. Fine and Youbet entered into a consulting agreement pursuant to which Mr. Fine will provide consulting services to Youbet for a period of three years. For making his services available, Mr. Fine receives a base fee of $182,500 per year and other miscellaneous benefits.


NOTE 14: LEGAL PROCEEDINGS

   Youbet currently and from time to time is involved in litigations arising in the ordinary course of its business. Those litigations that the Company believes may have a significant impact on it are described below. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

   On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company has answered the complaint and intends to defend itself vigorously in the action. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. As a minimum amount of discovery has been undertaken, an outcome cannot be predicted at this time and the Company has provided no allowance for loss in the accompanying financial statements.

NOTE 15: INCOME TAXES

   As of December 31, 2002, Youbet had available federal and state net operating loss carryforwards of $63,865,000 and $36,501,000, respectively, for income tax purposes, which expire in varying amounts through 2021 for federal and 2006 for state purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $24,941,000 as of December 31, 2002. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under the Internal Revenue Code
   Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.


NOTE 16: SUBSEQUENT EVENTS

   The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares were 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement).

   On February 22, 2003, Youbet obtained a two-year renewal of its California license.