Form 10QSB
period 2003-03-31
YOUBET COM INC
filed 2003-05-16
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                       COMMISSION FILE NUMBER: 33-13789LA

                                   -----------

                                YOUBET.COM, INC.


           DELAWARE                                    95-4627253

             5901 DE SOTO AVENUE, WOODLAND HILLS, CALIFORNIA 91367

                                 (818) 668-2100


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 9, 2003, the issuer had 30,274,046 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of May 9, 2003 was approximately $98,996,130 based upon the closing market price of $3.27 per common share on that date as reported on the Nasdaq SmallCap Market.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2003

                                                                                                   PAGE
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Condensed Consolidated Balance Sheet as of March 31, 2003
                  (unaudited) and December 31, 2002                                                 3

                Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2003 and March 31, 2002 (unaudited)                  4

                Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2003 and March 31, 2002 (unaudited)                        5

                Notes to Unaudited Condensed Consolidated Financial Statements                      6

   Item 2.   Management's Discussion and Analysis or Plan of Operation                             17

   Item 3.   Controls and Procedures                                                               22

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                     22

   Item 2.   Changes in Securities and Use of Proceeds                                             23

   Item 3.   Defaults Upon Senior Securities                                                       23

   Item 4.   Submission of Matters to a Vote of Security Holders                                   23

   Item 5.   Other Information                                                                     23

   Item 6.   Exhibits and Reports on Form 8-K                                                      23

   Signatures                                                                                      24

   Certifications                                                                                  26

   Exhibit 99.1: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                YOUBET.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2003              2002
                                                                              ------------      ------------
                                                                               (UNAUDITED)        (AUDITED)
ASSETS:
      Current Assets:
           Cash and Cash Equivalents                                          $  5,136,182      $  4,559,897
           Restricted Cash, current (Note 2)                                     2,633,217         2,351,421
           Receivables (Note 3)                                                    580,228           790,686
           Interest and Other Receivables                                           20,897            23,682
           Prepaid Expenses                                                        385,575           436,119
                                                                              ------------      ------------
      Total Current Assets                                                    $  8,756,099      $  8,161,805
      Property and Equipment, net                                                3,633,604         3,953,912
      Licensing Rights, net  (Note 4)                                            4,118,984         5,022,830
      Deferred Lease Costs                                                          32,473            33,521
      Deposits (Note 6)                                                          1,300,785         1,300,785
                                                                              ------------      ------------
           TOTAL ASSETS                                                       $ 17,841,945      $ 18,472,853
                                                                              ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities:
           Accounts Payable - Trade                                                599,455           604,417
           Fees Payable to Related Party  (Note 4)                               1,179,409         2,113,540
           Accounts Payable - Track Related  (Note 5)                            2,850,059         4,293,289
           Interest Payable                                                         26,301                --
           Accrued Expenses                                                      1,569,031           729,735
           Customer Deposits                                                     1,955,544         1,477,255
           Accrued Compensation and Related Items  (Note 8)                        237,432           532,796
           Deferred Revenues                                                        64,338            26,577
           Notes Payable, face $750,000, net of unamortized
                 discount of $97,807  (Note 7)                                          --           652,193
                                                                              ------------      ------------
      Total Current Liabilities                                               $  8,481,569      $ 10,429,802

           Notes Payable, face $2,000,000, net of unamortized
                 discount of $484,562  (Note 7)                                  1,515,438                --
                                                                              ------------      ------------
           TOTAL LIABILITIES                                                  $  9,997,007      $ 10,429,802
                                                                              ============      ============

      Stockholders' Equity:
           Preferred Stock, $0.001 par value, authorized                                --                --
                 1,000,000 shares, none outstanding
           Common Stock, $0.001 par value, authorized 100,000,000 shares
                 23,812,139 and 23,422,600 shares outstanding
                 as of March 31, 2003 and December 31, 2002, respectively     $     23,811      $     23,422
           Additional Paid In Capital                                           96,912,837        95,863,660
           Accumulated Deficit                                                 (89,091,710)      (87,844,031)
                                                                              ------------      ------------
           TOTAL STOCKHOLDERS' EQUITY                                         $  7,844,938      $  8,043,051
                                                                              ------------      ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 17,841,945      $ 18,472,853
                                                                              ============      ============

                 See Accompanying Notes to Financial Statements

                                YOUBET.COM, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATION

                                                               QUARTER ENDED MARCH 31,
                                                           ------------------------------
                                                              2003             2002
                                                           ------------      ------------
REVENUES  (NOTES 4 AND 5)
     Commissions                                           $ 10,845,220      $  2,568,970
     Subscription and Transaction Fees                           84,874               312
     Race Information                                            76,313            47,933
                                                           ------------      ------------
TOTAL REVENUES                                             $ 11,006,407      $  2,617,215
OPERATING EXPENSES:
     Track Fees                                               5,853,827           457,000
     Licensing Fees - Related Party  (Note 4)                 1,323,835           439,037
     Network Operations                                         438,902           491,935
     Research and Development                                   500,181           489,383
     Sales and Marketing                                        257,533           584,079
     General and Administrative                               2,167,129         1,663,570
     Depreciation and Amortization                            1,384,260         1,398,796
                                                           ------------      ------------
TOTAL OPERATING EXPENSES                                   $ 11,925,667      $  5,523,800
                                                           ------------      ------------
LOSS FROM OPERATIONS                                       $   (919,260)     $ (2,906,585)
                                                           ============      ============
OTHER INCOME (EXPENSE):
     Interest Income                                              8,786            16,464
     Interest Expense                                          (395,150)           (5,407)
     Other Income                                                57,945                --
                                                           ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                               $   (328,419)     $     11,057
                                                           ------------      ------------
LOSS BEFORE TAXES                                          $ (1,247,679)     $ (2,895,528)
     Taxes                                                           --                --
                                                           ------------      ------------
NET LOSS                                                   $ (1,247,679)     $ (2,895,528)
                                                           ============      ============

BASIC AND DILUTED LOSS PER SHARE:
     Net Loss per Common Share                             $      (0.05)     $      (0.15)
                                                           ------------      ------------
     Weighted Average No. of Common Shares Outstanding       23,519,239        19,537,950
                                                           ============      ============

                 See Accompanying Notes to Financial Statements

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         QUARTER ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         2003             2002
                                                                                      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
      CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                                  $(1,247,679)     $(2,895,528)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
            Depreciation and Amortization                                               1,384,260        1,398,796
            Amortization of Fair Value of Warrants Issued for Financing Costs                  --            2,395
            Non-Cash Interest Expense                                                     358,638               --
            Stock-Based Compensation                                                       51,009          135,772
            Loss on Disposal of Assets                                                        250               --
      CHANGE IN OPERATING ASSETS AND LIABILITIES:
            Receivables                                                                   210,458         (186,580)
            Interest and Other Receivables                                                  2,785         (110,444)
            Prepaid Expenses                                                               50,544          205,815
            Deposits                                                                        1,048         (498,951)
            Account Payable - Trade                                                        (4,962)         220,809
            Fees Payable - Related Parties                                               (934,131)              --
            Accounts Payable - Track Related                                           (1,443,230)              --
            Interest Payable                                                              (43,664)              --
            Accrued Expenses                                                              909,261          233,032
            Customer Deposits                                                             478,289          168,708
            Accrued Compensation and Related Items                                       (295,364)          88,140
            Deferred Revenues                                                              37,761               33
                                                                                      -----------      -----------
                  NET CASH USED IN OPERATING ACTIVITIES                               $  (484,727)     $(1,238,003)
                                                                                      -----------      -----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
            Restricted Cash                                                              (281,796)              --
            Purchases of Property and Equipment                                          (160,356)         (34,677)
                                                                                      -----------      -----------
                  NET CASH USED IN INVESTING ACTIVITIES                               $  (442,152)     $   (34,677)
                                                                                      -----------      -----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from Exercise of Stock Options and Warrants                          253,164               --
            Proceeds from Notes Payable                                                 2,000,000          750,000
            Payments of Notes Payable                                                    (750,000)              --
                                                                                      -----------      -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                           $ 1,503,164      $   750,000
                                                                                      -----------      -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $   576,285      $  (522,680)
      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                          4,559,897        3,560,740
                                                                                      -----------      -----------
      CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                              $ 5,136,182      $ 3,038,060
                                                                                      ===========      ===========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash Paid for Interest                                                    $    80,137      $       639
            Reclassification of Restricted Cash to Deposits                                    --          920,805
            Cash Paid for Income Tax                                                           --               --
                                                                                      ===========      ===========

      NON-CASH INVESTING AND FINANCING ACTIVITIES:
            Issuance of Warrants for $2 million note                                  $   518,223      $        --
            Issuance of Warrants for Licensing Rights                                          --          437,137
                                                                                      ===========      ===========

                 See Accompanying Notes to Financial Statements

YOUBET.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

      BUSINESS

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

      BASIS OF PRESENTATION

            In the opinion of management, the accompanying unaudited condensed financial statements for the three months ended March 31, 2003 and 2002 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2003, the results of its operations for the three months ended March 31, 2003 and March 31, 2002, and its cash flows for the three months ended March 31, 2003 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

            Youbet.com, Inc., a Delaware corporation, and its wholly owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as "Youbet.com", "Youbet", or the "Company". All intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

      BASIC AND DILUTED LOSS PER SHARE

            Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of March 31, 2003, total warrants outstanding were 21,092,627 with exercise prices between $0.10 to $19.50 and total stock options outstanding were 6,424,878 with exercise prices between $0.26 and $6.13.

      CONCENTRATION OF CREDIT RISK

            The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents and restricted cash of $7,479,813 and $4,440,698, respectively.

      RECLASSIFICATIONS

            Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2: RESTRICTED CASH, CURRENT

      PLAYERS TRUSTSM

            As of March 31, 2003, the balance of customer accounts maintained in Players TrustSM was $1,909,641 all which is recorded as restricted cash, current. This amount was $132,174 in excess of customer deposits.

      CREDIT CARD RESERVES

            The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of March 31, 2003, these reserves amounted to $473,576 all of which is recorded as restricted cash, current.

      OREGON RACING COMMISSION

            The Company placed a Letter of Credit with the Oregon Racing Commission in the amount of $250,000 to secure customer deposits on hand for Oregon residents. As of March 31, 2003, the letter of credit is recorded as restricted cash, current.

NOTE 3: RECEIVABLES

            As of March 31, 2003, receivables of $580,228 primarily consist of
            (1) $213,782 due from Magna Entertainment Corporation for fees earned on handle generated through Magna's Call-A-Bet system, (2) $149,353 due from various tracks for settlement of wagers processed through the Company's Oregon hub, and (3) $215,734 due from the Company's landlord.

            As of December 31, 2002, receivables of $790,686 primarily consist of (1) $302,000 due from Magna Entertainment Corporation for fees earned on wagers processed through Magna's Call-A-Bet system, (2) $377,000 due from various tracks for settlement of wagers processed through the Company's Oregon Hub, and (3) $107,867 due from the Company's landlord.

NOTE 4: LICENSING RIGHTS - RELATED PARTY

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

            In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG the warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below. The TVG fees are as follows:

                  |X| With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks which include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Laurel Park, Lone Star Park, Los Alamitos, Oak Tree/Santa Anita, Pimlico, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet network.

                  |X| With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet with respect to such wagers.

                  |X| With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle (including wagers processed through Magna).

                        The License Agreement also provides that Youbet will pay to TVG the following fees:

                  |X| At such time as Youbet opens its own account wagering facility, with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

                  |X| Commencing with the opening of Youbet's own account wagering facility, with respect to account wagers processed through Magna, Youbet will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

                  |X| Commencing with the first calendar quarter in which Youbet achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

                  |X| With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle.

                  |X| With respect to account wagers on races conducted at the TVG Exclusive Tracks from Youbet customers in other states other, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

                  |X| With respect to account wagers on races conducted at non-TVG Exclusive Tracks from Youbet customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG Exclusive Tracks and Youbet's partner tracks located within the 25-mile radius.

            The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant, ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the licensed technology. Accumulated amortization as of March 31, 2003 was $1,803,881. The Initial Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to the Company of $3,885 and issuance of 3,884,650 shares of Youbet.com common stock.

            The Company issued to TVG an additional warrant (the "Additional TVG Warrant"), on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial TVG Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant, ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" which is being amortized over three years. Accumulated amortization as of March 31, 2003 was $4,041,492.

            The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock. As of May 15, 2003, acknowledged adjustments to the aggregate exercise price of the Additional TVG Warrant have resulted in an adjusted aggregate exercise price of $40,041,566.

            Estimated aggregate amortization expense related to Licensing Rights for the next three years is:

                                2003                        $3,615,383
                                2004                         1,407,447
                                                            ----------
                                Total                       $5,022,830
                                                            ==========

            We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

NOTE 5: AGREEMENT WITH MAGNA AND INDEPENDENT TRACKS

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

            For the three months ended March 31, 2003 and 2002, $484,259 and $918,661, respectively, of the Company's revenues were generated through the Magna simulcast agreement.

NOTE 6: DEPOSITS

            As of March 31, 2003, deposits primarily include (1) $705,071 lease deposit for the Company's Woodland Hills facility, (2) 500,000 deposit for licensing with the California Horse Racing Board, and
            (3) $68,329 security deposit for the Company's Woodland Hills facility.

            As of December 31, 2002, deposits primarily include (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $73,714 security deposit for the Company's Woodland Hills office,
            (3) $10,000 charge back deposit for Global Cash credit card processing, and (4) $12,840 deposit for satellite equipment through Stargate Industries.

NOTE 7: NOTES PAYABLE

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

            The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis:
            (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. During the quarter, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). As of March 31, 2003, the expensed value of Retained Warrant Shares was $227,170.

NOTE 8: ACCRUED COMPENSATION AND RELATED ITEMS

            On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant to David Marshall (through his wholly-owned subsidiary) and Russell Fine a bonus award of $300,000, payable $75,000 to each upon the Company achieving 15,000 subscribers and $75,000 to each upon the Company achieving 25,000 subscribers. As of March 31, 2003, the Company had accrued a total of $300,000 ($150,000 to each of Messrs. Marshall and Fine). The bonuses were paid on April 21, 2003.

            The Board approved the recommendation of the Compensation Committee to grant to Charles Champion an increase in annual compensation from $200,000 to $340,000 in connection with Mr. Champion's promotion to President and Chief Executive Officer of the Company effective September 1, 2002 through March 2005. The increase in compensation is being accrued until the Company achieves and sustains positive cashflow for at least two consecutive fiscal quarters. As of March 31, 2003, compensation payable to Mr. Champion was $81,669.

NOTE 9: STOCKHOLDERS' EQUITY

            The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to employees and non-employees in accordance with Statement of Financial Accounting Standards No. 123. The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.

            All securities described below were issued under an exemption to the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

      ISSUANCE OF WARRANTS

            During the three months ended March 31, 2003, in connection with the Second Notes, the Company issued warrants to the lenders to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 6).

            Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                   WEIGHTED AVERAGE
                                                       WARRANTS     EXERCISE PRICE
                                                     -----------    --------------
          Balance, December 31, 2002                  21,792,078      $     2.61
              Warrants Issued                          1,334,000            0.81
              Warrants Expired                        (1,933,451)           2.59
              Warrants Exercised                        (100,000)           0.50
                                                      ----------      ----------
          Warrants Exercisable at March 31, 2003      21,092,627      $     2.23
                                                      ==========

            In order to maintain TVG's rights in acquiring 51% of the Youbet, the Company is obligated to issue additional warrants to TVG upon the exercise of any stock options or warrants, or if the Company issues any additional securities. (See Note 4)

            Additional information about outstanding warrants to purchase the Company's common stock at March 31, 2003 is as follows:

                                                    WARRANTS OUTSTANDING AND EXERCISABLE
                                          -------------------------------------------------------
                                                               WEIGHTED AVG.           WEIGHTED
                                                                 REMAINING             AVERAGE
                                               NUMBER         CONTRACTUAL LIFE         EXERCISE
                                             OF SHARES          (IN YEARS)             PRICE
                                          ---------------     -----------------       -----------
          RANGE OF EXERCISE PRICES:
               $0.001 - $0.50                    656,499            4.07                $    0.50
               $0.8075                         2,397,100            1.01                     0.81
               $1.09                           1,200,000            5.00                     1.09
               $2.50                          16,592,028            1.07                     2.50
               $3.125 - 5.25                      22,000      Not determinable               3.84
               $7.93 - 19.50                     225,000            1.10                    14.33
                                            ------------                                ---------
                    TOTAL                     21,092,627                                $    2.23
                                            ============                                =========

      STOCK OPTION ARRANGEMENTS

            As of December 31, 2002, under the 1998 Stock Option Plan, there were 6,523,858 stock options granted out of a total approved amount of 8,500,000.

      ISSUANCE OF STOCK OPTIONS

            During the three months ended March 31, 2003, the Company granted various stock options, as follows:

                  |X| Stock options were granted to employees to purchase 150,700 shares of common stock at exercise prices ranging from $0.77 to $1.90, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

                  |X| Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

                  |X| Stock options were granted to an ex-director to purchase 13,334 shares of common stock at an exercise price of $0.68, below the market value at the date of grant which was $1.50. These options were granted to correct a prior award. They vest immediately and are exercisable for a period of one year.

            Information with respect to activity under the Company's Stock Option Plans is summarized below.

                                                                                   WEIGHTED AVERAGE
                                                                STOCK OPTIONS       EXERCISE PRICE
                                                                -------------       --------------
          BALANCE, DECEMBER 31, 2002                               6,598,075           $ 0.99
              Options Granted                                        204,034             1.27
              Options Exercised                                     (289,539)            0.70
              Options Cancelled                                       (1,124)            0.94
              Options Forfeited                                      (86,568)            4.22
                                                                  ----------           ------
          BALANCE, MARCH 31, 2003                                  6,424,878             0.80
                                                                  ==========
          OPTIONS EXERCISABLE (VESTED) AT MARCH 31, 2003           4,863,845           $ 0.93
                                                                  ==========

            Additional information about outstanding options to purchase the Company's common stock at March 31, 2003 is as follows:

                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                -------------------------------------------------- -------------------------------
                                                WEIGHTED AVERAGE
                                                    REMAINING         WEIGHTED                        WEIGHTED
              RANGE OF EXERCISE   NUMBER OF     CONTRACTUAL LIFE      AVERAGE        NUMBER OF         AVERAGE
                   PRICES           SHARES         (IN YEARS)      EXERCISE PRICE      SHARES      EXERCISE PRICE
             -----------------------------------------------------------------------------------------------------
             $0.01 - $0.99        5,336,605        7.16                $ 0.62        3,834,047         $ 0.64
             $1.00 - 2.00           756,449        4.71                  1.05          702,974           1.05
             $2.50                  234,500        1.44                  2.50          234,500           2.50
             $2.63 - 3.88            34,824        2.56                  3.09           34,824           3.09

             $5.31 - 6.13            62,500        4.06                  5.48           57,500           5.44
                                ------------                                       ------------
                    TOTAL         6,424,878        6.63                $ 0.80        4,863,845         $ 0.93
                                ============                                       ============

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

            As of December 31, 2002, the Company had one stock-based employee compensation plan, The 1998 Stock Option Plan. The Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to outside directors and consultants are accounted for in accordance with Statement of Financial Accounting Standards No. 123.

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

                                          THREE MOS.
                                        ENDED 3/31/03       2002            2001
                                        -------------       ----            ----
          Expected Life in Years             6.1             8.6             6.3
          Risk Free Interest Rate            5.0%            5.2%            5.2%
          Dividend Yield                       0%              0%              0%
          Expected Volatility               73.3%          109.5%          135.8%

            The weighted average fair value at the date of grant for stock options and warrants granted during the three months ended March 31, 2003 was $0.98 per option and $0.75 per warrant.

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2003
                                                                  -----------
          AS REPORTED NET LOSS                                    $(1,247,679)
              Add:  Stock-based employee compensation
              expense included in reported income, net
              of related tax effects                                       --
              Less:  Total stock based employee
              compensation expense determined under fair
              value based methods for all awards, net of
              related tax effects                                      (7,191)
                                                                  -----------
          PRO FORMA NET LOSS                                      $(1,254,870)
                                                                  ===========

          NET LOSS PER SHARE:
              As Reported                                         $     (0.05)
              Pro Forma                                           $     (0.05)


NOTE 10: LEGAL PROCEEDINGS

            Youbet currently and from time to time is involved in litigations arising in the ordinary course of its business. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

            This Quarterly Report on Form 10-QSB for the three months ended March 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

            Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with the TVG and Magna Agreements (see Notes 4 and 5) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet's primary revenue stream. The Company expects the majority of its future revenues to be in the form of fees from wagering. Additional revenues are generated from monthly subscription fees and the sale of handicapping information. Youbet also expects additional future revenues from advertising at the Youbet ExpressSM website, advertising on live simulcasts, and the sale of sports information and merchandise.

            Youbet has incurred significant losses since inception, and as of March 31, 2003, had an accumulated deficit of $89,091,710. Included in this accumulated deficit is $25,738,003 in non-cash expenses related to (1) the amortization of the fair value of warrants issued, (2) the expense of stock options exercised, (3) the conversion into common stock and warrants of discounts on bridge loans, accounts payable, and employee deferred salaries, and (4) the release of forfeiture provisions on certain shares of common stock. The recognition of these non-cash expenses did not affect working capital or cash flows. The Company does not expect these types of costs to continue at these levels.

            Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of its Oregon wagering hub and the receipt of licensing from California in February 2002, has improved working capital to a level needed to support future operations. However, the Company may from time to time require additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

      Revenues increased 321% to $11,006,407 for the quarter ended March 31, 2003 as compared to $2,617,215 in the first quarter of 2002. The Company experienced growth in its customer base with 49,450 active customer accounts as of March 31, 2003 as compared to 28,567 as of March 31, 2002. Gross handle grew substantially from $27,093,842 for the first quarter 2002, to $60,996,241 for the most recent quarter with record-breaking gross handle of $21,112,703 in March 2003. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) customer account growth (3) increased awareness of Youbet in the horse racing industry due to co-marketing agreements with Churchill Downs,

      Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, and (4) enhancements in Web content and functionality.

      The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as fees. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities ("Magna").

      OPERATING EXPENSES

            TRACK FEES: Track Fees increased to $5,853,827 in 2003, as compared to $457,000 in 2002. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

            LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4). For the three months ended March 31, 2003, Licensing Fees - Related Party increased to $1,323,835 as compared to $439,037 in 2002 primarily due to increased wagering on TVG tracks.

            NETWORK OPERATIONS: Network Operations decreased 11% to $438,902 in 2003, as compared to $491,935 in 2002. The decrease was primarily due to lower telecommunication costs. Network Operations consist of costs for salaries, data center management, and telecommunications.

            RESEARCH AND DEVELOPMENT: Research and Development increased 2% to $500,181 in 2003, as compared to $489,383 in 2002. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

            SALES AND MARKETING: Sales and Marketing decreased 56% to $257,533 in 2003, as compared to $584,079 in 2002. The decrease was primarily due to reduced expenses associated with marketing programs, salaries, and commissions.

            GENERAL AND ADMINISTRATIVE: General and Administrative increased 30% to $2,167,129 in 2003 as compared to $1,663,570 in 2002. The increase was primarily due to an increase in salaries, stock-based compensation, and administrative expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

            DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 1% to $1,384,260 in 2003 as compared to $1,398,796 in 2002. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG Agreement (See
            Note 4).

      OTHER INCOME (EXPENSE)

            INTEREST INCOME: Interest Income decreased 47% to $8,786 in 2003 as compared to $16,464 in 2002. The decrease was primarily due to lower balances of cash in banks and lower interest rates in 2003 as compared to 2002.

            INTEREST EXPENSE: Interest Expense increased to $395,150 in 2003 as compared to $5,407 in 2002. The increase was primarily due to (1) expense associated with the reissuance of Series C and M Warrants and (2) accrued interest on newly issued unsecured notes and amortization of the note discount (See Note 6).

            OTHER INCOME: Other Income represents the write-off of $57,945 related to the settlement of a disputed invoice with a vendor.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations primarily through the sale of its securities, convertible debt, and private debt placements. At March 31, 2003, the Company had net working capital of $274,530 compared to a net working capital deficit of $2,267,997 at December 31, 2002. The Company incurred net losses from operations for the quarter ended March 31, 2003 and year ended December 31, 2002. As of March 31, 2003, the Company had $5,136,182 in cash and cash equivalents and $2,633,217 in restricted cash. The Company's principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of its Oregon wagering hub and revenues resulting from the receipt of licensing from California in February 2002, has improved cash flow to a level needed to support future operations. However, the Company may from time to time seek additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

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

      The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075;
      (b) the term of the warrants would be extended to February 11, 2005; and
      (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, the Company recorded the fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense. Accumulated amortization of discount on the Second Notes was $33,661 as of March 31, 2003.

      Net cash used in operating activities was $484,727 and $1,238,003 for the three months ended March 31, 2003 and 2002. The decrease in 2003 from 2002 in cash used in operating activities of $753,276 was primarily due to (1) a increase in non-cash interest expense of $131,468, (2) an increase in accounts receivable of $397,038, (3) an increase in accrued expenses of $676,229, and (4) an increase in deposits of $499,999. These changes were partially offset by (1) a decrease in fees payable - related parties of $934,131, and (2) a decrease in accounts payable - track related of $1,443,230.

      Net cash used in investing activities was $442,152 and $34,677 for the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 from 2002 in cash used in investing activities of $407,475 was primarily due to (1) an increase in purchases of property and equipment of $125,679, and (2) an increase in restricted cash of $281,796.

      Net cash provided by financing activities was $1,503,164 and $750,000 for the three months ended March 31, 2003 and 2002, respectively. The increase of $753,164 in 2003 from 2002 in cash provided by financing activities was primarily due to proceeds from a second notes payable of $2,000,000 plus proceeds from the exercise of stock options and warrants of $253,164 offset by payment of a prior note payable of $750,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      All securities described below were issued under an exemption to the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

      ISSUANCE OF STOCK OPTIONS

            During the three months ended March 31, 2003, the Company granted various stock options, as follows:

                  |X| Stock options were granted to employees to purchase 150,700 shares of common stock at exercise prices ranging from $0.77 to $1.90, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

                  |X| Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years. Issuance of Warrants

            During the three months ended March 31, 2003, in connection with the Second Notes, the Company issued warrants to the lenders to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 6).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Youbet.com's stockholders during the fiscal quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

      The Company received a letter from the Nasdaq Listing Qualifications Panel (the "Panel") stating their decision dated February 19, 2003 whereby the Panel determined to continue the listing of Youbet.com, Inc. on The Nasdaq SmallCap Market. Specifically, on or before May 20, 2003, the Company was required to evidence a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. As of the close of business on March 31, 2003, the Company demonstrated a closing bid price of $1.75 per share, and had evidenced a closing bid price of at least $1.00 per share for 32 consecutive trading days. Accordingly, the Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market. The hearing file has been closed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 99.1: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            Form 8-K dated March 6, 2003 relating to the $2,000,000 Private Placement Financing dated February 11, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,




                                    YOUBET.COM, INC.

     May 15, 2003                   By: /s/   Charles F. Champion
                                        ----------------------------------------
                                        Charles F. Champion
                                        President and Chief Executive Officer

     May 15, 2003                   By: /s/   Gary W. Sproule
                                        ----------------------------------------
                                        Gary W. Sproule
                                        Chief Financial Officer

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

            May 15, 2003                 By: /s/ Charles Champion
                                             -----------------------------------
                                             Charles Champion
                                             Chief Executive Officer, President

CERTIFICATIONS

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

            g. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            h. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            May 15, 2003               By: /s/ Gary Sproule
                                           -------------------------------------
                                           Gary Sproule
                                           Chief Financial Officer