Form 10QSB/A
period 2003-03-31
YOUBET COM INC
filed 2003-05-20
CIK 814055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                  FORM 10-QSB/A

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

                                 (818) 668-2100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

As of May 9, 2003, the issuer had 26,389,396 shares of common stock issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of May 9, 2003 was approximately $86,293,325 based upon the closing market price of $3.27 per common share on that date as reported on the Nasdaq SmallCap Market.

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2003

                                                                                                                 PAGE
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Condensed Consolidated Balance Sheet as of March 31, 2003
                (unaudited) and December 31, 2002 3 Condensed Consolidated
                Statements of Operations for the three months ended March 31,
                2003
                     and March 31, 2002 (unaudited)                                                               4
                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003
                     and March 31, 2002 (unaudited)                                                               5
                Notes to Unaudited Condensed Consolidated Financial Statements                                    6
   Item 2.   Management's Discussion and Analysis or Plan of Operation                                           17
   Item 3.   Controls and Procedures                                                                             21

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                   22
   Item 2.   Changes in Securities and Use of Proceeds                                                           22
   Item 3.   Defaults Upon Senior Securities                                                                     23
   Item 4.   Submission of Matters to a Vote of Security Holders                                                 23
   Item 5.   Other Information                                                                                   23
   Item 6.   Exhibits and Reports on Form 8-K                                                                    23
   Signatures                                                                                                    24
   Certifications                                                                                                25
   Exhibit 99.1: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                        29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                 YOUBET.COM, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2003              2002
                                                                        ------------      ------------
                                                                         (UNAUDITED)        (AUDITED)
ASSETS:
   Current Assets:
       Cash and Cash Equivalents                                        $  5,136,182      $  4,559,897
        Restricted Cash, current (Note 2)
                                                                           2,633,217         2,351,421
        Receivables (Note 3)
                                                                             580,228           790,686
        Interest and Other Receivables
                                                                              20,897            23,682
        Prepaid Expenses
                                                                             385,575           436,119
                                                                        ------------      ------------
   Total Current Assets                                                 $  8,756,099      $  8,161,805
    Property and Equipment, net
                                                                           3,633,604         3,953,912
    Licensing Rights, net  (Note 4)
                                                                           4,118,984         5,022,830
    Deferred Lease Costs
                                                                              32,473            33,521
    Deposits (Note 6)
                                                                           1,300,785         1,300,785
                                                                        ------------      ------------
       TOTAL ASSETS                                                     $ 17,841,945      $ 18,472,853
                                                                        ============      ============
LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
        Accounts Payable - Trade
                                                                             599,455           604,417
        Fees Payable to Related Party  (Note 4)
                                                                           1,179,409         2,113,540
        Accounts Payable - Track Related  (Note 5)
                                                                           2,850,059         4,293,289
        Accrued Expenses
                                                                           1,595,332           729,735
        Customer Deposits
                                                                           1,955,544         1,477,255
        Accrued Compensation and Related Items  (Note 8)
                                                                             237,432           532,796
        Deferred Revenues
                                                                              64,338            26,577
       Notes Payable, face $750,000, net of unamortized
           discount of $97,807  (Note 7)
                                                                                  --           652,193
                                                                        ------------      ------------
   Total Current Liabilities                                            $  8,481,569      $ 10,429,802
       Notes Payable, face $2,000,000, net of unamortized
           discount of $484,562  (Note 7)
                                                                           1,515,438                --
                                                                        ------------      ------------
       TOTAL LIABILITIES                                                $  9,997,007      $ 10,429,802
                                                                        ============      ============
   Stockholders' Equity:
        Preferred Stock, $0.001 par value, authorized
                                                                                  --                --
          1,000,000 shares, none outstanding
       Common Stock, $0.001 par value, authorized 100,000,000 shares
          23,812,139 and 23,422,600 shares outstanding
          as of March 31, 2003 and December 31, 2002, respectively      $     23,812      $     23,422
        Additional Paid In Capital
                                                                          96,912,837        95,863,660
        Accumulated Deficit
                                                                         (89,091,711)      (87,844,031)
                                                                        ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                       $  7,844,938      $  8,043,051
                                                                        ------------      ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 17,841,945      $ 18,472,853
                                                                        ============      ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              QUARTER ENDED MARCH 31,
                                                       --------------------------------------
                                                           2003                      2002
                                                       ------------              ------------
REVENUES  (NOTES 4 AND 5)
   Commissions                                         $ 10,845,220              $  2,568,970
   Subscription and Transaction Fees                         84,874                       312
   Race Information                                          76,313                    47,933
                                                       ------------              ------------
TOTAL REVENUES                                         $ 11,006,407              $  2,617,215
OPERATING EXPENSES:
   Track Fees                                             5,853,827                   457,000
   Licensing Fees - Related Party  (Note 4)               1,323,835                   439,037
   Network Operations                                       438,902                   491,935
   Research and Development                                 500,181                   489,383
   Sales and Marketing                                      257,533                   584,079
   General and Administrative                             2,167,129                 1,663,570
   Depreciation and Amortization                          1,384,260                 1,398,796
                                                       ------------              ------------
TOTAL OPERATING EXPENSES                               $ 11,925,667              $  5,523,800
                                                       ------------              ------------
LOSS FROM OPERATIONS                                   $   (919,260)             $ (2,906,585)
                                                       ============              ============
OTHER INCOME (EXPENSE):
   Interest Income                                            8,786                    16,464
   Interest Expense                                        (395,150)                   (5,407)
   Other Income                                              57,945                        --
                                                       ------------              ------------
TOTAL OTHER INCOME (EXPENSE)                           $   (328,419)             $     11,057
                                                       ------------              ------------
NET LOSS                                               $ (1,247,679)             $ (2,895,528)
                                                       ============              ============
BASIC AND DILUTED LOSS PER SHARE:
   Net Loss per Common Share                           $      (0.05)             $      (0.15)
                                                       ------------              ------------
   Weighted Average No. of Common Shares Outstanding     23,519,239                19,537,950
                                                       ============              ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      QUARTER ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                     2003               2002
                                                                                  -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                                   $(1,247,679)       $(2,895,528)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
        Depreciation and Amortization
                                                                                    1,384,260          1,398,796
        Amortization of Fair Value of Warrants Issued for Financing Costs
                                                                                           --              2,395
        Non-Cash Interest Expense
                                                                                      358,638                 --
        Stock-Based Compensation
                                                                                       51,009            135,772
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Restricted Cash                                                               (344,837)                --
        Receivables
                                                                                      210,458           (186,580)
        Interest and Other Receivables
                                                                                        2,785           (110,444)
        Prepaid Expenses
                                                                                       50,544            205,815
        Deposits
                                                                                        1,048           (498,951)
        Account Payable - Trade
                                                                                       (4,962)           220,809
        Fees Payable - Related Parties
                                                                                     (934,131)                --
        Accounts Payable - Track Related
                                                                                   (1,443,230)                --
        accrued Expenses
                                                                                      865,597            233,032
        Customer Deposits
                                                                                      478,289            168,708
        Accrued Compensation and Related Items
                                                                                     (295,364)            88,140
        Deferred Revenues
                                                                                       37,761                 33
                                                                                  -----------        -----------
           NET CASH USED IN OPERATING ACTIVITIES                                  $  (829,814)       $(1,238,003)
                                                                                  -----------        -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Restricted Cash                                                                 63,041
        Purchases of Property and Equipment
                                                                                     (160,106)           (34,677)
                                                                                  -----------        -----------
           NET CASH USED IN INVESTING ACTIVITIES                                  $   (97,065)       $   (34,677)
                                                                                  -----------        -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Exercise of Stock Options and Warrants
                                                                                      253,164                 --
        Proceeds from Notes Payable
                                                                                    2,000,000            750,000
        Payments of Notes Payable
                                                                                     (750,000)                --
                                                                                  -----------        -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                              $ 1,503,164        $   750,000
                                                                                  -----------        -----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $   576,285        $  (522,680)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD
                                                                                    4,559,897          3,560,740
                                                                                  -----------        -----------
    CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                            $ 5,136,182        $ 3,038,060
                                                                                  ===========        ===========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash Paid for Interest                                                     $    80,137        $       639
        Reclassification of Restricted Cash to Deposits
                                                                                           --            920,805
        Cash Paid for Income Tax
                                                                                           --                 --
                                                                                  ===========        ===========
    NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of Warrants for $2 million note                                   $   518,223        $        --
        Issuance of Warrants for Licensing Rights
                                                                                           --            437,137
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

     BASIC AND DILUTED LOSS PER SHARE

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of March 31, 2003, total warrants outstanding were 21,092,627 with exercise prices between $0.001 to $19.50 and total stock options outstanding were 6,424,878 with exercise prices between $0.01 and $6.13.

     CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At March 31, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents and restricted cash of $7,799,618 and $4,440,698, respectively.

     RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:       RESTRICTED CASH, CURRENT

     PLAYERS TRUSTSM

         As of March 31, 2003, the balance of customer accounts maintained in Players TrustSM was $1,909,641 all which is recorded as restricted cash, current. This amount was $132,174 in excess of amounts due to customers.

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

         The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock. As of May 15, 2003, the Company has acknowledged adjustments to the aggregate exercise price of the Additional TVG Warrant have resulted in an adjusted aggregate exercise price of $40,041,566.

         Remaining estimated aggregate amortization expense related to Licensing Rights for the next three years is:

                              2003       $       2,711,537
                              2004               1,407,447
                                        ------------------
                             Total       $       4,118,984
                                        ==================

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

NOTE 6:       DEPOSITS

     As of March 31, 2003 and December 31, 2002, deposits primarily include (1) $705,071 lease deposit for the Company's Woodland Hills facility, (2) 500,000 deposit for licensing with the California Horse Racing Board, and
     (3) $60,078 security deposit for the Company's Woodland Hills facility, (4) $10,000 for the Global Cash reserve deposit, (5) $15,835 contract deposit for Stargate Pennsylvania facility, (6) $8,251 for corporate housing deposit, (7) $1,350 deposit for UPS, and (8) $200 deposit for office furniture.

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

     The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075;
     (b) the term of the warrants would be extended to February 11, 2005; and
     (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. During the quarter, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). The fair value of the 542,296 retained warrants of approximately $227,000 was recorded as an expense in the current period. The relative fair value of the 1,334,000 assigned warrants of approximately $518,223 was recorded as a discount to the face value of the note that will be amortized as interest expense over the two year life of the notes.

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

         Information with respect to common stock purchase warrants issued is summarized as follows:

                                                             WEIGHTED AVERAGE
                                               WARRANTS       EXERCISE PRICE
                                             -----------      --------------
BALANCE, DECEMBER 31, 2002                    21,792,078           $   2.61
    Warrants Issued                            1,334,000               0.81
    Warrants Expired                          (1,933,451)              2.59
    Warrants Exercised                          (100,000)              0.50
                                             -----------      --------------
WARRANTS EXERCISABLE AT MARCH 31, 2003        21,092,627           $   2.23
                                             ===========

          In order to maintain TVG's rights in acquiring 51% of the Youbet, the Company is obligated to issue additional warrants to TVG upon the exercise of any stock options or warrants, or if the Company issues any additional securities. (See Note 4)

          Additional information about outstanding warrants to purchase the Company's common stock at March 31, 2003 is as follows:

                                                               WARRANTS OUTSTANDING AND EXERCISABLE
                                                     ---------------------------------------------------------
                                                                          WEIGHTED AVG.           WEIGHTED
                                                                            REMAINING             AVERAGE
                                                         NUMBER          CONTRACTUAL LIFE         EXERCISE
                                                       OF SHARES            (IN YEARS)             PRICE
                                                     ---------------  -----------------------  ---------------
             RANGE OF EXERCISE PRICES:
                  $0.001 - $0.50                            656,499            4.07                $ 0.50
                  $0.8075                                 2,397,100            1.01                  0.81
                  $1.09                                   1,200,000            5.00                  1.09
                  $2.50                                  16,592,028            1.07                  2.50
                  $3.125 - 5.25                              22,000      Not determinable            3.84
                  $7.93 - 19.50                             225,000            1.10                 14.33
                                                     ---------------                           ---------------
                       TOTAL                             21,092,627                                $ 2.23
                                                     ===============                           ===============

     STOCK OPTION ARRANGEMENTS

         As of December 31, 2002, under the 1998 Stock Option Plan, there were 6,523,858 stock options granted out of a total approved amount of 8,500,000.

     ISSUANCE OF STOCK OPTIONS

         During the three months ended March 31, 2003, the Company granted various stock options, as follows:

     o Stock options were granted to employees to purchase 150,700 shares of common stock at exercise prices ranging from $0.77 to $1.90, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

     o Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

     o Stock options were granted to an ex-director to purchase 13,334 shares of common stock at an exercise price of $0.68, below the market value at the date of grant which was $1.50. These options were granted to correct a prior award. They vest immediately and are exercisable for a period of one year.

Information with respect to activity under the Company's Stock Option Plans is summarized below.

                                                                                                WEIGHTED AVERAGE
                                                                          STOCK OPTIONS          EXERCISE PRICE
                                                                      ---------------------  ----------------------
         BALANCE, DECEMBER 31, 2002                                              6,598,075          $0.84
             Options Granted                                                       204,034           1.27
             Options Exercised                                                    (289,539)          0.70
             Options Cancelled                                                      (1,124)          0.94
             Options Forfeited                                                     (86,568)          4.22
                                                                      ---------------------
         BALANCE, MARCH 31, 2003                                                 6,424,878           0.80
                                                                      =====================
         OPTIONS EXERCISABLE (VESTED) AT MARCH 31, 2003                          4,863,845          $0.93
                                                                      =====================

         Additional information about outstanding options to purchase the Company's common stock at March 31, 2003 is as follows:

                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                -------------------------------------------------- -------------------------------
                                                 WEIGHTED AVERAGE
                                                    REMAINING         WEIGHTED                       WEIGHTED
             RANGE OF EXERCISE     NUMBER OF    CONTRACTUAL LIFE       AVERAGE         NUMBER OF      AVERAGE
                   PRICES           SHARES         (IN YEARS)       EXERCISE PRICE      SHARES     EXERCISE PRICE
             -----------------------------------------------------------------------------------------------------
             $0.01 - $0.99           5,336,605        7.16             $ 0.62           3,834,047      $ 0.64
             $1.00 - 2.00              756,449        4.71               1.05             702,974        1.05
             $2.50                     234,500        1.44               2.50             234,500        2.50
             $2.63 - 3.88               34,824        2.56               3.09              34,824        3.09
             $5.31 - 6.13               62,500        4.06               5.48              57,500        5.44
                                ---------------                                    ---------------
                    TOTAL            6,424,878        6.63             $ 0.80           4,863,845      $ 0.93
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

                                          THREE MOS.
                                         ENDED 3/31/03      2002          2001
                                      -----------------  ------------   --------
             Expected Life in Years           6.1           8.6           6.3
             Risk Free Interest Rate         5.0%           5.2%          5.2%
             Dividend Yield                   0%             0%            0%
             Expected Volatility             73.3%         109.5%        135.8%

         The weighted average fair value at the date of grant for stock options and warrants granted during the three months ended March 31, 2003 was $0.90 per option and $0.75 per warrant.

                                         THREE MONTHS ENDED
                                            MARCH 31, 2003         2002
                                         ------------------    -------------
AS REPORTED NET LOSS                        $(1,247,679)        $(2,895,528)
   Add:  Stock-based employee
   compensation expense included in
   reported income, net of related tax
   effects                                  $    40,799              77,366
   Less:  Total stock based employee
   compensation expense determined under
   fair value based methods for all
   awards, net of related tax effects          (405,152)           (693,525)
                                            -----------         -----------
PRO FORMA NET LOSS                          $(1,612,032)        $(3,511,687)
                                            ===========         ===========
NET LOSS PER SHARE:
   As Reported                              $     (0.05)        $     (0.15)
   Pro Forma                                $     (0.07)        $     (0.18)

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

     Net cash used in operating activities was $829,814 and $1,238,003 for the three months ended March 31, 2003 and 2002. The decrease in 2003 from 2002 in cash used in operating activities of $408,189 was primarily due to (1) a decrease in net loss of $1,647,849, (2) an increase in non-cash interest expense of $358,638, (2) an increase in accounts receivable of $397,038,
     (3) an increase in accrued expenses of $606,264, and (4) an increase in customer deposits of $309,581. These changes were partially offset by (1) a decrease in fees payable - related parties of $934,131, (2) a decrease in accounts payable - track related of $1,443,230, (3) an increase in restricted cash of $344,837, and (4) a decrease in accrued compensation of $358,504.

     Net cash used in investing activities was $97,065 and $34,677 for the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 from 2002 in cash used in investing activities of $62,388 was primarily due to an increase in purchases of property and equipment offset by a decrease in investing related restricted cash.

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

     ISSUANCE OF STOCK OPTIONS

         During the three months ended March 31, 2003, the Company granted various stock options, as follows:

               o Stock options were granted to employees to purchase 150,700 shares of common stock at exercise prices ranging from $0.77 to $1.90, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

               o Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12 month period and are exercisable for a period of ten years.

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

     (a) Exhibits

         Exhibit 99.1: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Form 8-K dated March 6, 2003 relating to the $2,000,000 Private Placement Financing dated February 11, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                                    YOUBET.COM, INC.

     May 15, 2003        By:  /s/   CHARLES F. CHAMPION
                                    ------------------------------------------
                                    Charles F. Champion
                                    President and Chief Executive Officer

     May 15, 2003        By:  /s/   GARY W. SPROULE
                                    ------------------------------------------
                                    Gary W. Sproule
                                    Chief Financial Officer

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

                    May 15, 2003         By:  /s/   CHARLES CHAMPION
                                                    ----------------------------
                                                    Charles Champion
                                                    Chief Executive Officer,
                                                    President

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

                         May 15, 2003    By:  /s/   GARY SPROULE
                                                    ----------------------------
                                                    Gary Sproule
                                                    Chief Financial Officer