Form 10QSB/A
period 2002-09-30
YOUBET COM INC
filed 2003-05-23
CIK 814055

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                  FORM 10-QSB/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

(_) TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER: 33-13789LA

                             - - - - - - - - - - - -

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

                             - - - - - - - - - - - -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

                             - - - - - - - - - - - -

As of November 12, 2002, the issuer had 23,422,600 shares of common stock issued and outstanding.

The Quarterly Report on From 10-QSB for the three and nine months ended September 30, 2002 is amended to reflect a change in the Net Loss per Common Share for the three and nine months ended September 30, 2002 from $(.11) and $(.38) to $(.09) and $(.36) respectively.

                                YOUBET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended       Nine Months Ended
                                                                      September 30, 2003      September 30, 2002

Net Loss                                                                  $(2,132,836)            $ (7,604,398)
                                                                          ===========             ============

Basic and Diluted:                                                        $     (0.09)            $      (0.36)
                                                                          ===========             ============
           Net Loss per Common Share

             Weighted average number of common shares outstanding          23,422,600               21,169,503
                                                                          ===========             ============

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             YOUBET.COM, INC.


May 20, 2003                 By:   /s/  Charles F. Champion

                                        ---------------------------------------
                                        Charles F. Champion
                                        President and Chief Executive Officer

May 20, 2003                 By:   /s/  Gary Sproule

                                        ---------------------------------------
                                        Gary Sproule
                                        Chief Financial Officer

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



May 20, 2003                By:  /s/  Charles F. Champion

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



May 20, 2003                By:      /s/      Gary Sproule

                                               --------------------------------
                                              Gary Sproule
                                              Chief Financial Officer