Form 10KSB/A
period 2002-12-31
YOUBET COM INC
filed 2003-05-23
CIK 814055

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                  FORM 10-KSB/A

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes  X   No
             ---    ----

Indicate by a check mark if disclosure of delinquent filters in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X ---

Revenues for the year ended December 31, 2002 were $25,872,000.

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

The Annual Report on Form 10-KSB is amended to reflect a change in the unaudited quarterly Net Loss per Common Share for the quarters ended September 30, 2002 and December 31, 2002 from $(0.11) and $(0.02) to $(0.09) and $(0.06), respectively. There is no change to the Net Loss per Common Share $(0.41) for the year ended December 31, 2002.

SELECTED UNAUDITED QUARTERLY  RESULTS OF OPERATIONS


                                                                       FISCAL QUARTERS ENDED 2002

                                                                   SEPTEMBER 30 DECEMBER 31
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenues                                               $    8,128                         $    9,116
Operating Expenses:
     Track Fees                                             3,646                              3,869
                                                       ----------                         ----------

Net Loss                                               $   (2,133)                        $   (1,386)
                                                       ===========                        ===========

     Net Loss per Common Share,
     Basic and Diluted                                 $     (0.09)                       $    (0.06)
                                                       ============                       ===========


ITEM. 13. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENTS

     (a)  Exhibits

          Exhibit NO.

          23.1 Consent of Independent Certified Public Accountants

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Woodland Hills, State of California, on the 15th day of May, 2003.

                                   YOUBET.COM, INC.

May 20, 2003                       By:  /s/ LAWRENCE LUCAS
                                        ---------------------------------------
                                        Lawrence Lucas
                                        Chairman of the Board

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



              SIGNATURES                                 TITLE                                  DATE


/s/  CHARLES F. CHAMPION                 President,  Chief  Executive  Officer              May 20, 2003
     Charles F. Champion                 and Director

/s/  GARY W. SPROULE                     Chief Financial Officer                            May 20, 2003
     Gary W. Sproule

/s/  JAMES LISI                          Vice President, Finance                            May 20, 2003
     James Lisi

/s/  LAWRENCE LUCAS                      Chairman of the Board                              May 20, 2003
     Lawrence Lucas

/s/  DAVID MARSHALL                      Vice Chairman of the Board                         May 20, 2003
     David Marshall

/s/  GARY ADELSON                        Director                                           May 20, 2003
     Gary Adelson

/s/  GUY CHIPPARONI                      Director                                           May 20, 2003
     Guy Chipparoni

/s/  JAMES EDGAR                         Director                                           May 20, 2003
     James Edgar

/s/  JOSEPH BARLETTA                     Director                                           May 20, 2003
     Joseph Barletta


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



May 20, 2003                        By:   /s/Charles F. Champion
                                          ----------------------
                                            Charles F. Champion
                                            Chief Executive Officer, President

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



May 20, 2003                               By:   /s/Gary Sproule
                                                ----------------------------
                                                   Gary Sproule
                                                   Chief Financial Officer