Form 10QSB
period 2003-06-30
YOUBET COM INC
filed 2003-08-08
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   Form 10-QSB



      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                       COMMISSION FILE NUMBER: 33-13789LA

                                   -----------

                                YOUBET.COM, INC.


         DELAWARE                                       95-4627253

              5901 De Soto Avenue, Woodland Hills, California 91367

                                 (818) 668-2100





Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,205,739 as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2003



                                                                                                                 Page
PART I.      FINANCIAL INFORMATION
   Item 1.   Financial Statements
                Condensed  Consolidated  Balance  Sheet  as  of  June  30,  2003
                (unaudited)  and  December  31,  2002 3  Condensed  Consolidated
                Statements  of  Operations  for the three  months ended June 30,
                2003 and June 30, 2002 (unaudited)                                                                4
                Condensed Consolidated Statements of Operations for the six months ended June 30, 2003
                     and June 30, 2002 (unaudited)                                                                5
                Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003
                     and June 30, 2002 (unaudited)                                                                6
                Notes to Unaudited Condensed Consolidated Financial Statements                                    7
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations               19
   Item 3.   Controls and Procedures                                                                             25


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                                   26
   Item 2.   Changes in Securities                                                                               27
   Item 3.   Defaults Upon Senior Securities                                                                     27
   Item 4.   Submission of Matters to a Vote of Security Holders                                                 27
   Item 5.   Other Information                                                                                   27
   Item 6.   Exhibits and Reports on Form 8-K                                                                    28

   Signatures                                                                                                    28
   Exhibit 10.1: Settlement Agreement and Release                                                                29
   Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         32
   Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         33
   Exhibit 32: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          34

Part I. Financial Information
Item 1. Financial Statements

                                Youbet.com, Inc.
                      Condensed Consolidated Balance Sheets

                                                                             June 30,         December 31,
                                                                               2003               2002
                                                                          -------------       -------------
                                                                           (Unaudited)          (Audited)
ASSETS:
   Current Assets:
       Cash and Cash Equivalents                                          $   7,277,469       $   4,559,897
       Restricted Cash, current (Note 2)                                      2,981,775           2,351,421
       Receivables (Note 3)                                                     897,382             790,686
       Rrepaid Expenses                                                         695,332             436,119
       Interest and Other Receivables                                            21,281              23,682
                                                                          -------------       -------------
   Total Current Assets                                                   $  11,873,239       $   8,161,805
   Property and Equipment, net                                                3,126,577           3,953,912
   Licensing Rights, net  (Note 4)                                            3,215,138           5,022,830
   Deferred Lease Costs                                                          31,426              33,521
   Deposits (Note 6)                                                          1,300,785           1,300,785
                                                                          -------------       -------------
       TOTAL ASSETS                                                       $  19,547,165       $  18,472,853
                                                                          =============       =============

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
       Fees Payable to Related Party  (Note 4)                            $   2,997,145       $   2,113,540
       Accounts Payable - Track Related  (Note 5)                             2,336,182           4,293,289
       Customer Deposits                                                      2,622,780           1,477,255
       Accrued Expenses                                                         730,802             729,735
       Accounts Payable - Trade                                                 592,983             604,417
       Accrued Compensation and Related Items  (Note 8)                         440,530             532,796
       Deferred Revenues                                                         65,736              26,577
       Notes Payable, face $750,000, net of unamortized
          discount of  $97,807 at 12/31/02                                           --             652,193
                                                                          -------------       -------------
   Total Current Liabilities                                              $   9,786,158       $  10,429,802

       Notes Payable, face $2,000,000, net of unamortized
          discount of $419,784  (Note 7)                                      1,580,216                  --
                                                                          -------------       -------------
       TOTAL LIABILITIES                                                  $  11,366,374       $  10,429,802
                                                                          =============       =============

   Stockholders' Equity:
       Preferred Stock, $0.001 par value, authorized                                 --                  --
          1,000,000 shares, none outstanding
       Common Stock, $0.001 par value, authorized 100,000,000 shares
          26,897,439 and 23,422,600 shares outstanding
          as of June 30, 2003 and December 31, 2002, respectively         $      26,897       $      23,422
       Treasury Stock                                                        (1,785,109)                 --
       Additional Paid In Capital                                           100,013,260          95,863,660
       Accumulated Deficit                                                  (90,074,257)        (87,844,031)
                                                                          -------------       -------------
       TOTAL STOCKHOLDERS' EQUITY                                         $   8,180,791       $   8,043,051
                                                                          -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  19,547,165       $  18,472,853
                                                                          =============       =============


                 See Accompanying Notes to Financial Statements

                                Youbet.com, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                             Three Months Ended June 30,
                                                          -------------------------------
                                                              2003               2002
                                                          ------------       ------------
Revenues  (Notes 4 and 5)
   Commissions                                            $ 13,540,750       $  5,963,570
   Subscription Fees                                           157,785                133
   Race Information                                             83,141             47,182
                                                          ------------       ------------
Total Revenues                                            $ 13,781,676       $  6,010,885
Operating Expenses:
   Track Fees                                                6,225,483          2,432,108
   Licensing Fees - Related Party  (Note 4)                  2,864,017          1,292,372
   Network Operations                                          507,108            503,501
   Research and Development                                    565,976            547,066
   Sales and Marketing                                         612,286            601,138
   General and Administrative                                2,400,773          1,672,327
   Depreciation and Amortization                             1,499,382          1,400,108
                                                          ------------       ------------
Total Operating Expenses                                  $ 14,675,025       $  8,448,620
                                                          ------------       ------------
Loss From Operations                                      $   (893,349)      $ (2,437,735)
                                                          ============       ============
Other Income (Expense):
   Interest Income                                              11,719              6,551
   Interest Expense                                           (120,568)          (144,832)
   Other Income                                                 19,652                (17)
                                                          ------------       ------------
Total Other Income (Expense)                              $    (89,197)      $   (138,298)
                                                          ------------       ------------
Net Loss                                                  $   (982,546)      $ (2,576,033)
                                                          ============       ============

Basic and Diluted Loss per Share:
   Net Loss per Common Share                              $      (0.04)      $      (0.13)
                                                          ------------       ------------
   Weighted Average No. of Common Shares Outstanding        25,708,819         20,562,473
                                                          ============       ============


                 See Accompanying Notes to Financial Statements

                                Youbet.com, Inc.
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                          -------------------------------
                                                              2003               2002
                                                          ------------       ------------
Revenues  (Notes 4 and 5)
   Commissions                                            $ 24,385,970          8,532,539
   Subscription Fees                                           242,659                445
   Race Information                                            159,454             95,115
                                                          ------------       ------------
Total Revenues                                            $ 24,788,083       $  8,628,099
Operating Expenses:
   Track Fees                                               12,079,310          2,889,108
   Licensing Fees - Related Party  (Note 4)                  4,187,852          1,731,409
   Network Operations                                          946,010            995,436
   Research and Development                                  1,066,157          1,036,449
   Sales and Marketing                                         869,819          1,185,217
   General and Administrative                                4,567,902          3,335,897
   Depreciation and Amortization                             2,883,642          2,798,904
                                                          ------------       ------------
Total Operating Expenses                                  $ 26,600,692       $ 13,972,420
                                                          ------------       ------------
Loss From Operations                                      $ (1,812,609)      $ (5,344,321)
                                                          ============       ============
Other Income (Expense):
   Interest Income                                              20,505             23,017
   Interest Expense                                           (515,718)          (150,240)
   Other Income                                                 77,597                (17)
                                                          ------------       ------------
Total Other Income (Expense)                              $   (417,616)      $   (127,240)
                                                          ------------       ------------
Net Loss                                                  $ (2,230,225)      $ (5,471,561)
                                                          ============       ============

Basic and Diluted Loss per Share:
   Net Loss per Common Share                              $      (0.09)      $      (0.27)
                                                          ------------       ------------
   Weighted Average No. of Common Shares Outstanding
                                                            24,614,029         20,053,042
                                                          ============       ============



                 See Accompanying Notes to Financial Statements

                                Youbet.com, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                              -----------------------------
                                                                                 2003              2002
                                                                              -----------       -----------
Increase (Decrease) In Cash and Cash Equivalents
    Cash Flows from Operating Activities:
       Net Loss                                                               $(2,230,225)      $(5,471,561)
    Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in)
    Operating Activities:
       Depreciation and Amortization                                            2,883,642         2,798,904
       Amortization of Fair Value of Warrants Issued for Financing Costs               --             2,395
       Non-Cash Interest Expense                                                  423,416                --
       Stock-Based Compensation                                                   183,393           218,518
       Settlement with Vendors                                                         --           123,963
    Change in Operating Assets and Liabilities:
       Restricted Cash                                                           (915,415)               --
       Receivables                                                               (106,696)         (835,204)
       Prepaid Expenses                                                          (259,213)          131,444
       Interest and Other Receivables                                               2,401            33,242
       Deposits                                                                     2,095          (497,905)
       Fees Payable - Related Parties                                             883,605         1,046,323
       Accounts Payable - Track Related                                        (1,957,107)        1,550,271
       Customer Deposits                                                        1,145,525           768,582
       Accrued Expenses                                                             1,067           464,728
       Account Payable - Trade                                                    (11,434)         (232,551)
       Accrued Compensation and Related Items                                     (92,266)          347,434
       Deferred Revenues                                                           39,159              (153)
                                                                              -----------       -----------
           Net Cash Provided by (Used in) Operating Activities                $    (8,053)      $   448,430
                                                                              -----------       -----------
    Cash Flows from Investing Activities:
       Restricted Cash                                                            285,061                --
       Purchases of Property and Equipment                                       (248,615)          (32,314)
                                                                              -----------       -----------
           Net Cash Provided by (Used in) Investing Activities                $    36,446       $   (32,314)
                                                                              -----------       -----------
    Cash Flows from Financing Activities:
       Proceeds from Exercise of Stock Options and Warrants, net                1,439,179             3,885
       Proceeds from Notes Payable                                              2,000,000           750,000
       Payments of Notes Payable                                                 (750,000)               --
                                                                              -----------       -----------
           Net Cash Provided by Financing Activities                          $ 2,689,179       $   753,885
                                                                              -----------       -----------
    Net Increase in Cash and Cash Equivalents                                 $ 2,717,572       $ 1,170,001
    Cash and Cash Equivalents at the Beginning of the Period                    4,559,897         3,560,740
                                                                              -----------       -----------
    Cash and Cash Equivalents at the End of the Period                        $ 7,277,469       $ 4,730,741
                                                                              ===========       ===========

    Supplemental Disclosure of Cash Flow Information:
       Cash Paid for Interest                                                 $   117,903       $     4,411
       Reclassification of Restricted Cash to Deposits                                 --           920,805
                                                                              ===========       ===========

    Non-Cash Investing and Financing Activities:
       Issuance of Warrants with Notes Payable                                $   518,223                $-
       Issuance of Warrants for Licensing Rights                                       --           437,137
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

         In 2002, greater than 80% of all United States horse race wagers were placed through an off-track facility. Off-track wagering is typically captured through inter-track simulcasts, off-track betting (OTB)
         facilities, telephone-based live operator and interactive voice recognition (IVR), and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering is driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering (ADW). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

     Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements for the three and six months ended June 30, 2003 and 2002 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and
         2002, and its cash flows for the six months ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

     Basic and Diluted Loss Per Share

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of June 30, 2003, total warrants outstanding were 19,005,175 with exercise prices between $0.50 to $19.50 and total stock options outstanding were 5,418,660 with exercise prices between $0.26 and $5.88.

     Concentration of Credit Risk

         The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents and restricted cash of $10,011,359 and $4,440,698, respectively.

     Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation with no change in previously reported stockholders equity or net loss.

     Recent Accounting Pronouncement

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 is not expected to have an impact on the Company's consolidated financial position or disclosures.

Note 2:       Restricted Cash, Current

     Players Trust/SM/

         As of June 30, 2003, the balance of customer accounts maintained in Players TrustSM was $2,480,219 all of which is recorded as restricted cash, current. This amount was $17,373 in excess of amounts due to customers.

         As of December 31, 2002, the balance of customer accounts maintained in Players TrustSM was $1,564,804 all of which is recorded as restricted cash, current. This amount was $3,292 in excess of amounts due to customers.

     Credit Card Reserves

         The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of June 30, 2003 and December 31, 2002, these reserves amounted to $175,273 and $430,858, respectively, all of which is recorded as restricted cash, current.

     Oregon Racing Commission

         The Company placed a Letter of Credit with the Oregon Racing Commission in the amount of $250,000 to secure customer deposits on hand for Oregon residents. As of June 30, 2003 and December 31, 2002, the letter of credit is recorded as restricted cash, current.

Note 3: Receivables

     As of June 30, 2003, receivables of $897,382 primarily consist of (1) $331,786 due from Magna Entertainment Corporation for fees earned on handle generated through Magna's Call-A-Bet system, (2) $347,526 due from various tracks for settlement of wagers processed through the Company's Oregon hub, and (3) $215,734 due from the Company's landlord.

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

         In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG the warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below. The TVG fees are as follows:

         o With respect to wagers processed through an account wagering facility other than Magna, 5.5% of the total handle on races conducted at the TVG Exclusive Tracks which may include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Los Alamitos, Oak Tree/Santa Anita, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the License Agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled or operated by Magna will be deemed to be TVG Exclusive Tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include nine tracks currently available on the Youbet network.

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

         The  Company  issued  to TVG  an  initial  warrant  (the  "Initial  TVG
         Warrant"), on May 18, 2001 (the time the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant, ($2,910,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" and is being amortized over three years, the estimated life of the licensed technology. Accumulated amortization as of June 30, 2003 was $2,046,391. The Initial Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to the Company of $3,885 and issuance of 3,884,650 shares of Youbet.com common stock.

         The Company issued to TVG an additional warrant (the "Additional TVG Warrant"), on September 20, 2001 (the time the Warrant Agreement was approved by the stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial TVG Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus
         (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant, ($7,054,000), using the Black-Scholes method, as a deferred asset captioned "Licensing Rights" which is being amortized over three years. Accumulated amortization as of June 30, 2003 was $4,702,827.

         The Company is obligated to issue additional warrants to TVG (in order to maintain TVG's rights in acquiring 51% of the Company) upon the exercise of any stock options or warrants, or if the Company issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional TVG Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional TVG Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock. To date, the Company has acknowledged adjustments to the aggregate exercise price of the Additional TVG Warrant which have resulted in an adjusted aggregate exercise price of $40,041,566.

         Remaining estimated aggregate amortization expense related to Licensing Rights for the next two years is:

                        2003            $       1,807,691
                        2004                    1,407,447
                                        -----------------
                        Total           $       3,215,138
                                        =================

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

     For the three months ended June 30, 2003 and 2002, $118,004 and $659,236, respectively, of the Company's revenues were generated through the Magna simulcast agreement. Similar revenues for the six months ended June 30, 2003 and 2002, were $356,815 and $1,577,897, respectively.

Note 6: Deposits

     As of June 30, 2003 and December 31, 2002,  deposits  primarily include (1)
     $705,071 lease deposit for the Company's Woodland Hills facility, (2) 500,000 deposit for licensing with the California Horse Racing Board, (3) $60,078 security deposit for the Company's Woodland Hills facility, (4) $10,000 for the Global Cash reserve deposit, (5) $15,835 contract deposit for Stargate Pennsylvania facility, (6) $8,251 for corporate housing deposit, (7) $1,350 deposit for UPS, and (8) $200 deposit for office furniture.

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

     The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. Year-to-date, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). The fair value of the 542,296 retained warrants of approximately $227,000 was recorded as an expense in the current year. The relative fair value of the 1,334,000 assigned warrants of approximately $518,223 was recorded as a discount to the face value of the note that will be amortized as interest expense over the two year life of the notes. Accumulated amortization of discount on the Second Notes was $98,439 as of June 30, 2003.

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

     The Board approved the recommendation of the Compensation Committee to grant to Charles Champion an increase in annual compensation from $200,000 to $340,000 in connection with Mr. Champion's promotion to President and Chief Executive Officer of the Company effective September 1, 2002 through March 2005. The increase in compensation is being accrued until the Company achieves and sustains positive cashflow for at least two consecutive fiscal quarters. As of June 30, 2003, compensation payable to Mr. Champion was $116,670.

Note 9: Stockholders' Equity

     The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to employees in accordance with Accounting Principles Board Opinion No. 25 and non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123). The Company has calculated the fair value of warrants and stock options accounted for in accordance with SFAS 123 according to the Black-Scholes pricing model.

     Issuance of Warrants

         During the six months ended June 30, 2003, in connection with the Second Notes, the Company assigned warrants to the lenders to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 7).

          Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                                         Weighted Average
                                                                     Warrants             Exercise Price
                                                               ---------------------   ---------------------
         Balance, December 31, 2002                                      21,792,078            $2.61
             Warrants Issued                                              1,344,727             0.80
             Warrants Expired                                            (1,933,451)            2.59
             Warrants Exercised                                          (2,198,179)            0.92
                                                               ---------------------   ---------------------
         Warrants Exercisable at June 30, 2003                           19,005,175           $2.44
                                                               =====================


          In order to maintain TVG's rights in acquiring 51% of the Youbet, the Company is obligated to issue additional warrants to TVG upon the exercise of specified stock options or warrants, or if the Company issues any additional securities. (See Note 4)

          Additional information about outstanding warrants to purchase the Company's common stock at June 30, 2003 is as follows:

                                                                     Warrants Outstanding and Exercisable
                                                           ---------------------------------------------------------
                                                                                Weighted Avg.           Weighted
                                                                                  Remaining             Average
                                                               Number          Contractual Life         Exercise
                                                             of Shares            (in years)             Price
                                                           ---------------  -----------------------  ---------------
                   Range of Exercise Prices:
                        $0.50                                     325,000            3.73                $    0.50
                        $0.8075                                 1,915,600            1.62                     0.81
                        $2.50                                  16,517,575            0.88                     2.50
                        $3.125 - 5.25                              22,000      Not determinable               3.84
                        $7.93 - 19.50                             225,000            0.90                    14.33
                                                           ---------------                           ---------------
                             Total                             19,005,175                                $    2.44
                                                           ===============                           ===============

     Stock Option Arrangements

         As of June 30, 2003, under the 1998 Stock Option Plan, there were 6,378,483 stock options granted out of a total approved amount of 8,500,000.

     Issuance of Stock Options

          During the six months ended June 30, 2003, the Company granted various stock options, as follows:

          o Stock options were granted to employees to purchase 230,550 shares of common stock at exercise prices ranging from $0.77 to $2.97, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

          o Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

          o Stock options were granted to an ex-director to purchase 13,334 shares of common stock at an exercise price of $0.68, below the $1.50 market value at the date of grant. These options were granted to correct a prior award. They vest immediately and are exercisable for a period of one year.

          Information with respect to activity under the Company's Stock Option Plans is summarized below.

                                                                                               Weighted Average
                                                                         Stock Options          Exercise Price
                                                                      ---------------------  ----------------------
         Balance, December 31, 2002                                              6,598,075           $0.84
             Options Granted                                                       283,884            1.68
             Options Exercised                                                  (1,276,660)           0.94
             Options Cancelled                                                    (101,381)           1.83
             Options Forfeited                                                     (85,258)           4.27
                                                                      ---------------------
         Balance, June 30, 2003                                                  5,418,660            0.82
                                                                      =====================
         Options Exercisable (Vested) at June 30, 2003                           3,914,404           $0.80
                                                                      =====================


         Additional information about outstanding options to purchase the Company's common stock at June 30, 2003 is as follows:

                                               Options Outstanding                      Options Exercisable
                                -------------------------------------------------- -------------------------------
                                                Weighted Average
                                                    Remaining         Weighted                        Weighted
              Range of Exercise   Number of     Contractual Life      Average        Number of        Average
                   Prices           Shares         (in years)      Exercise Price      Shares      Exercise Price
             -----------------------------------------------------------------------------------------------------
             $0.26 - $0.99           4,669,761        7.10             $ 0.65           3,437,548      $ 0.64

             $1.00 - 2.15              479,176        3.29               1.19             276,183        1.00

             $2.50                     118,100        1.54               2.50             118,100        2.50

             $2.70 - 3.87              101,623        4.03               2.97              32,573        3.07

             $5.31 - 5.88               50,000        4.08               5.37              50,000        5.37
                                ---------------                                    ---------------
                    TOTAL            5,418,660        6.56             $ 0.82           3,914,404      $ 0.80
                                ===============                                    ===============


         On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. For the six months ended June 30, 2003, the company recognized non-cash compensation expense of $100,109 as required by the variable accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APBO 25) for the options subject to the repricing plan.

         As of June 30, 2003, the Company had one stock-based employee compensation plan, The 1998 Stock Option Plan. The Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APBO 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to non-employees and consultants are accounted for in accordance with Statement of Financial Accounting Standards No. 123.

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

                                                             Six Mos.
                                                           Ended 6/30/03         2002          2001
                                                        --------------------  -----------   -----------
             Expected Life in Years                             5.3              8.6           6.3
             Risk Free Interest Rate                            4.3%             5.2%          5.2%
             Dividend Yield                                       0%               0%            0%
             Expected Volatility                               78.3%           109.5%        135.8%


         The weighted average fair value at the date of grant for stock options and warrants granted during the six months ended June 30, 2003 was $1.06 per option and $0.75 per warrant.

                                                          Six Months Ended         Six Months Ended
                                                            June 30, 2003            June 30, 2002
                                                       ------------------------   --------------------
              As Reported Net Loss                          $     (2,230,225)           $ (5,471,561)
                 Add:  Stock-based employee
                 compensation expense included in
                 reported income, net of related tax
                 effects                                    $        147,638                  86,519
                 Less:  Total stock based employee
                 compensation expense determined under
                 fair value based methods for all
                 awards, net of related tax effects                 (830,514)             (1,323,535)
                                                       ----------------------   --------------------
              Pro Forma Net Loss                            $     (2,913,101)           $ (6,881,615)
                                                       ======================   ====================

              Net Loss per Share:
                 As Reported                                $          (0.09)             $    (0.27)
                 Pro Forma                                  $          (0.12)             $    (0.34)


         The Company recorded $1,785,109 for the fair value of 608,701 shares of Treasury Stock received in exchange for the exercise of 1,800,100 common stock options and warrants.

Note 10: Legal Proceedings and Guarantees

Legal Proceedings

     Youbet currently and from time to time is involved in litigations arising in the ordinary course of its business. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

     On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com, Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company answered the complaint. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. On June 25, 2003, the Delaware Court granted a Stipulated Dismissal, without prejudice, and the case is closed.

     On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a final judgment pursuant to stipulation and modified final judgment with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. On July 28, 2003, the Court issued an order extinguishing and dissolving substantially all of the aforementioned final judgment pursuant to stipulation and the modified final judgment and ordering the remainder thereof to automatically extinguish and dissolve on January 13, 2004.

     During the second quarter of 2003, the Company was advised that Joseph Hasson, Vice President of Corporate Development, had traded in the stock of the Company. While such conduct was unintentional and without knowledge of the requirements and provisions of Section 16(b), such activity was determined by the Company to be in violation of the prohibition of the short-swing profit provisions of Section 16 of the Securities Exchange Act of 1934. In accordance with a settlement agreement dated June 27, 2003, Mr. Hasson disgorged his purported short-swing profit to the Company in the amount of $19,652.

Guarantees

     In November 2002, the FASB issued FIN No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34". The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

     Under its bylaws and certain consulting and employment agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions the Company generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.


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

          This Quarterly Report on Form 10-QSB for the six months ended June 30, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expense and other factors described in the Company's filing with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements in this Quarterly Report on Form 10-QSB for the six months ended June 30, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

     Overview

         Youbet.com, Inc. ("Youbet.com", "Youbet", or the "Company") has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. The Company has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. The Company is working to expand the Youbet.com brand, its products, and its services throughout the United States and select international markets. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. horse races in addition to select Canadian, and Australian horse races.

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

         Pari-mutuel  racetrack  operators  typically  retain a  portion  of all wagers as their commission prior to distributing payoffs to the winners. In accordance with the TVG and Magna Agreements (see Notes 4 and 5 to the consolidated financial statements) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet's primary revenue stream. The Company expects the majority of its future revenues to be in the form of fees from wagering. Additional revenues are generated from monthly subscription fees and the sale of handicapping information. Youbet also expects additional future revenues from advertising at the Youbet ExpressSM website, advertising on live simulcasts, and the sale of sports information and merchandise.

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

     Licensing Rights

     The company recorded deferred licensing rights based on the fair value of the Initial and Additional TVG warrants issued, using the Black-Scholes option pricing model (see Note 4 to the consolidated financial statements). The licensing rights are being amortized over a three year period. We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Revenues increased 129% to $13,781,676 for the second quarter ended June 30, 2003 as compared to $6,010,885 in the second quarter of 2002. The Company experienced a growth of 22% in its customer base, a 40% increase in the amount of days a customer wagers per month and a significant increase in dollar amount per wager as compared to June 30, 2002. Gross handle grew substantially from $39,572,694 for the second quarter 2002, to $73,338,576 for the most recent quarter with record-breaking gross handle of $28,187,683 in May 2003. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) customer account growth (3) increased awareness of Youbet in the horse racing industry due to co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Fairs, and (4) enhancements in Web content and functionality.

     The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as fees. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities ("Magna").

     Operating Expenses

         TRACK FEES: Track Fees increased to $6,225,483 in 2003, as compared to $2,432,108 in 2002. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

         LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4 to the consolidated financial statements). For the three months ended June 30, 2003, Licensing Fees - Related Party increased to $2,864,017 as compared to $1,292,372 in 2002 primarily due to increased wagering on TVG tracks.

         NETWORK OPERATIONS: Network Operations increased 1% to $507,108 in 2003, as compared to $503,501 in 2002. The increase was primarily due to additional repair and maintenance costs. Network Operations consist of costs for salaries, data center management, and telecommunications.

         RESEARCH AND DEVELOPMENT: Research and Development increased 3.5% to $565,976 in 2003, as compared to $547,066 in 2002. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

         SALES AND MARKETING: Sales and Marketing increased 2% to $612,286 in 2003, as compared to $601,138 in 2002. The increase was primarily due to increased expenses associated with marketing programs and salaries.

         GENERAL AND ADMINISTRATIVE: General and Administrative increased 44% to $2,400,773 in 2003 as compared to $1,672,327 in 2002. The increase was primarily due to an increase in salaries, stock-based compensation, professional fees, and administrative expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

         DEPRECIATION AND AMORTIZATION: Depreciation and Amortization increased 7% to $1,499,382 in 2003 as compared to $1,400,108 in 2002.
         Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG Agreement (See Note 4 to the consolidated financial statements).

     Other Income (Expense)

         INTEREST INCOME: Interest Income increased 79% to $11,719 in 2003 as compared to $6,551 in 2002. The increase was primarily due to higher balances of cash and cash equivalents.

         INTEREST EXPENSE: Interest Expense decreased to $120,568 in 2003 as compared to $144,832 in 2002. The decrease was primarily due to a lower effective interest rate on the newly issued unsecured note as compared to 2002 (See Note 7 to the consolidated financial statements).

         OTHER INCOME: Other Income represents a recovery on a legal matter (See
         Note 10 to the consolidated financial statements).

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Revenues increased 187% to $24,788,083 for the six months ended June 30, 2003 as compared to $8,628,099 in 2002. The Company experienced a growth of 22% in its customer base, a 40% increase in the amount of days a customer wagers per month and a significant increase in dollar amount per wager as compared to June 30, 2002. Gross handle grew substantially from $66,629,595 for the first six months in 2002, to $134,304,817 for the current year with record-breaking gross handle of $28,187,683 in May 2003. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) customer account growth (3) increased awareness of Youbet in the horse racing industry due to co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, and (4) enhancements in Web content and functionality.

     The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as fees. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities ("Magna").

     Operating Expenses

         TRACK FEES: Track Fees increased to $12,079,310 in 2003, as compared to $2,889,108 in 2002. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

         LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4 to the consolidated financial statements). For the six months ended June 30, 2003, Licensing Fees - Related Party increased to $4,187,852 as compared to $1,731,409 in 2002 primarily due to increased wagering on TVG tracks.

         NETWORK OPERATIONS: Network Operations decreased 5% to $946,010 in 2003, as compared to $995,436 in 2002. The decrease was primarily due reduced expenses associated with salaries. Network Operations consist of costs for salaries, data center management, and telecommunications.

         RESEARCH AND DEVELOPMENT: Research and Development increased 3% to $1,066,157 in 2003, as compared to $1,036,449 in 2002. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

         SALES AND MARKETING: Sales and Marketing decreased 27% to $869,819 in 2003, as compared to $1,185,217 in 2002. The decrease was primarily due to reduced expenses associated with marketing programs and salaries.

         GENERAL AND ADMINISTRATIVE: General and Administrative increased 37% to $4,567,902 in 2003 as compared to $3,335,897 in 2002. The increase was primarily due to an increase in salaries, stock-based compensation, professional fees, and administrative expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

         DEPRECIATION AND AMORTIZATION: Depreciation and Amortization increased 3% to $2,883,642 in 2003 as compared to $2,798,904 in 2002.
         Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG Agreement (See Note 4).

     Other Income (Expense)

         INTEREST INCOME: Interest Income decreased 11% to $20,505 in 2003 as compared to $23,017 in 2002. The decrease was primarily due to lower interest rates in 2003 as compared to 2002.

         INTEREST EXPENSE: Interest Expense increased to $515,718 in 2003 as compared to $150,240 in 2002. The increase was primarily due to (1) expense associated with the reissuance of Series C and M Warrants in the first quarter and (2) accrued interest on newly issued unsecured notes and amortization of the note discount (See Note 7).

         OTHER INCOME: Other Income represents the write-off of $57,945 related to the settlement of a disputed invoice with a vendor and a recovery on a legal matter (See Note 10 to the consolidated financial statements).

Liquidity and Capital Resources

     The Company has financed its operations primarily through the sale of its securities, convertible debt, and private debt placements. At June 30, 2003, the Company had net working capital of $2,087,081 compared to a net working capital deficit of $2,267,997 at December 31, 2002. The Company incurred net losses from operations for the six months ended June 30, 2003 and year ended December 31, 2002. As of June 30, 2003, the Company had $7,277,469 in cash and cash equivalents and $2,981,775 in restricted cash. The Company's principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of its Oregon wagering hub and revenues resulting from the receipt of licensing from California in February 2002, has improved cash flow to a level needed to support future operations. However, the Company may from time to time seek additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

     The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to the Company's then Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 investment in the Company. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and cashless exercise feature. Using the Black-Scholes model, the Company recorded the fair value of the warrants issued, $437,137, as a note discount and were amortized over one year as interest expense. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid.

     The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075;
     (b) the term of the warrants  would be extended to February  11, 2005;  and
     (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, the Company recorded the fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense. Accumulated amortization of discount on the Second Notes was $98,439 as of June 30, 2003.

     Net cash used in operating activities was $8,053 for the six months ended June 30, 2003 compared to $448,430 provided by operating activities for the six months ended June 30, 2002. The decrease was primarily due to increased working capital needs due to reduction in accounts payable - track related, fees payable - related parties, accrued compensation and accrued expenses. The net working capital increase was partially offset by a decrease in net loss and an increase in non-cash interest expense.

     Net cash provided by investing activities was $36,446 for the six months ended June 30, 2003 compared to $32,314 used in investing activities for the six months ended June 30, 2002. The increase was primarily due to a decrease in investing related restricted cash offset by an increase in purchases of property and equipment.

     Net cash provided by financing activities was $2,689,179 for the six months ended June 30, 2003 and $753,885 for the six months ended June 30, 2002. During the six-month period ended June 30, 2003, the Company received $1,439,179 net in cash from the exercise of stock options and warrants as well as $2,000,000 proceeds from issuance of second notes payable offset by a $750,000 payment of a prior notes payable. During the six months period ended June 30, 2002, the Company received $750,000 proceeds from issuance of notes payable.

Item 3. Controls and Procedures

As of June 30, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule
13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information

Item 1. Legal Proceedings

     Youbet currently and from time to time is involved in litigation arising in the ordinary course of its business. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

     On June 4, 1999, a complaint was filed against the Company in the Court of Chancery of the State of Delaware in and for New Castle County entitled George Von Opel v. Youbet.com, Inc. (C.A. No. 17200 NC). In the complaint Mr. Von Opel alleges that the Company breached its contractual obligation pursuant to a Private Placement Memorandum by failing to register the shares of common stock underlying 400,000 warrants issued by the Company to an affiliate of Mr. Von Opel. The complaint seeks specific performance of the alleged obligation to register such shares and damages for alleged breach of contract in the amount of $8.7 million. The Company answered the complaint. On August 19, 1999, Mr. Von Opel moved for summary judgment on the issue of liability, which on June 2, 2000, the court denied. On June 25, 2003, the Delaware Court granted a Stipulated Dismissal, without prejudice, and the case is closed.

     On October 13, 1999, a search warrant was served on the Company by the Los Angeles Police Department in connection with an investigation by the Los Angeles Police Department and the Los Angeles District Attorney's Office. On January 14, 2000, the Company reached a civil resolution with the Los Angeles County District Attorney and the Los Angeles Police Department. The Company entered into a final judgment pursuant to stipulation and modified final judgment with the District Attorney resulting in the entry of a civil judgment and injunction in which the Company admitted no wrongdoing and no factual or legal findings were made. On July 28, 2003, the Court issued an order extinguishing and dissolving substantially all of the aforementioned final judgment pursuant to stipulation and the modified final judgment and ordering the remainder thereof to automatically extinguish and dissolve on January 13, 2004.

     During the second quarter of 2003, the Company was advised that Joseph Hasson, Vice President of Corporate Development, had traded in the stock of the Company. While such conduct was unintentional and without knowledge of the requirements and provisions of Section 16(b), such activity is in violation of the prohibition of the short-swing profit provisions of
     Section 16 of the Securities Exchange Act of 1934. In accordance with a settlement agreement dated June 27, 2003, Mr. Hasson disgorged his purported short-swing profit to the Company in the amount of $19,652.

Item 2. Changes in Securities

     Issuance of Stock Options

         During the six months ended June 30, 2003, the Company granted various stock options, as follows:

         o Stock options were granted to employees to purchase 230,550 shares of common stock at exercise prices ranging from $0.77 to $2.97, the fair market value at the date of grant. These options vest over four years, and are exercisable for a period of five years.

         o Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74, the fair market value on the date of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

     Issuance of Warrants

         During the six months ended June 30, 2003, in connection with the Second Notes, the Company issued warrants to the lenders to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 7 to the consolidated financial statements).

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Youbet.com's stockholders during the fiscal quarter ended June 30, 2003.

Item 5. Other Information

     Effective August 5, 2003, the Board of Directors unanimously elected Charles Champion, the Company's Chief Executive Officer and President, to the additional position of Chairman of the Board.

     The election follows the resignation of Lawrence Lucas as a Director and Chairman of the Board. Mr. Lucas is leaving the Board to launch a new venture in the international gaming industry that could produce strategic business opportunities for the Company in the future. Mr. Lucas will continue to serve as an advisor to the Company.

Item 6. Exhibits and Reports On Form 8-K

     (a) Exhibits

         Exhibit 10:    Settlement Agreement and Release
         Exhibit 31.1   Certification   Pursuant   to   Section   302  of  the
                        Sarbanes-Oxley  Act of 2002
         Exhibit 31.2   Certification  Pursuant  to Section   302  of  the
                        Sarbanes-Oxley Act of 2002
         Exhibit 32:    Certifications   Pursuant   to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Form 8-K dated May 15, 2003 related to the Company's first quarter earnings press release.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



                                     YOUBET.COM, INC.

      August 8, 2003                 By: /s/ Charles F. Champion
                                         --------------------------------------
                                         Charles F. Champion
                                         President and Chief Executive Officer

      August 8, 2003                 By: /s/ Gary W. Sproule
                                         --------------------------------------
                                         Gary W. Sproule
                                         Chief Financial Officer