Form 10QSB
period 2003-09-30
YOUBET COM INC
filed 2003-10-31
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB



          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                         COMMISSION FILE NUMBER: 0-26015

                                   -----------

                                YOUBET.COM, INC.


        DELAWARE                                          95-4627253
(State of Incorporation)                      (IRS Employer Identification No.)

              5901 DE SOTO AVENUE, WOODLAND HILLS, CALIFORNIA 91367

                                 (818) 668-2100




Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,374,911 as of October 24, 2003.

Transitional Small Business Disclosure Format (check one): Yes____   No __X__
                                                                          -

                                YOUBET.COM, INC.
                              INDEX TO FORM 10-QSB
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2003



                                                                                                                           PAGE

PART I.             FINANCIAL INFORMATION

    Item 1.         Financial Statements
                         Condensed Consolidated Balance Sheet as of September 30, 2003 (unaudited)
                                   and December 31, 2002                                                                     3
                         Condensed Consolidated Statements of Operations for the three months ended
                                   September 30, 2003 and September 30, 2002
                         (unaudited) 4 Condensed Consolidated Statements of
                         Operations for the nine months ended
                                   September 30, 2003 and September 30, 2002
                         (unaudited) 5 Condensed Consolidated Statements of Cash
                         Flows for the nine months ended
                                   September 30, 2003 and September 30, 2002 (unaudited)                                     6
                          Notes to Unaudited Condensed Consolidated Financial Statements                                     7

    Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                   20

    Item 3.         Controls and Procedures                                                                                 26


PART II.            OTHER INFORMATION

    Item 1.         Legal Proceedings                                                                                       27

    Item 2.         Changes in Securities                                                                                   28

    Item 3.         Defaults Upon Senior Securities                                                                         28

    Item 4.         Submission of Matters to a Vote of Security Holders                                                     28

    Item 5.         Other Information                                                                                       28

    Item 6.         Exhibits and Reports on Form 8-K                                                                        28

    Signatures                                                                                                              30

    Exhibit 3.1:    Certificate of Incorporation of Youbet.com, as amended through November 12, 2001

    Exhibit 3.2:    Bylaws of Youbet.com, as amended through January 19, 1999

    Exhibit 4.1:    Form of Additional TVG Warrant (incorporated by reference to
                    Exhibit 7(c) to the Schedule 13D (SEC File No. 005-78294) filed by
                    Gemstar-TV Guide International, Inc. on June 3, 2002)

    Exhibit 10.1:   Separation Agreement, dated as of May 3, 2000, by and between Youbet.com and
                    Russell Fine.


    Exhibit 10.2:   Release Agreement, dated as of April 22, 2003, by and among Youbet.com, Inc.,
                    Russell Fine and Fineline Services, LLC

    Exhibit 10.3:   Consulting Agreement, dated as of March 3, 2003, by and between Youbet.com, Inc.
                    and J. Scott Schmidt

    Exhibit 10.4:   Consulting Agreement, dated as of June 19,2002, by and between Youbet.com and
                    James R. Edgar

    Exhibit 10.5:   Form of Supplement to Employment Agreement

    Exhibit 31.1:   Certification Pursuant to Rule 13a-14 of the Securities
                    Exchange Act of 1934

    Exhibit 31.2:   Certification Pursuant to Rule 13a-14 of the Securities
                    Exchange Act of 1934

    Exhibit 32:     Certifications Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                YOUBET.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                 2003              2002
                                                                            -------------     -------------
                                                                              (UNAUDITED)       (AUDITED)
ASSETS:
      Current Assets:
           Cash and Cash Equivalents                                        $   8,811,804     $   4,559,897
           Restricted Cash, current (Note 2)                                    3,731,919         2,351,421
           Receivables (Note 3)                                                   894,605           790,686
           Prepaid Expenses                                                     1,087,131           436,119
           Interest and Other Receivables                                          20,879            23,682
                                                                            -------------     -------------
      Total Current Assets                                                  $  14,546,338     $   8,161,805
      Property and Equipment, net                                               2,981,481         3,953,912
      Licensing Rights, net  (Note 4)                                           2,311,293         5,022,830
      Deferred Lease Costs                                                         30,378            33,521
      Long-Term Prepaids                                                           22,315                 -
      Deposits (Note 6)                                                           595,715         1,300,785
                                                                            -------------     -------------
           TOTAL ASSETS                                                     $  20,487,520     $  18,472,853
                                                                            =============     =============

LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities:
           Fees Payable to Related Party  (Note 4)                          $   3,531,817     $   2,113,540
           Accounts Payable - Track Related  (Note 5)                           2,132,765         4,293,289
           Customer Deposits                                                    2,404,411         1,477,255
           Accrued Expenses                                                     1,037,373           729,735
           Accounts Payable - Trade                                               495,884           604,417
           Accrued Compensation and Related Items  (Note 8)                       345,719           532,796
           Deferred Revenues                                                       61,343            26,577
           Commitments and Contingencies (Note 10)
           Notes Payable, face $750,000, net of unamortized
                 discount of  $97,807 at December 31, 2002                              -           652,193
                                                                            -------------     -------------
      Total Current Liabilities                                             $  10,009,312     $  10,429,802

           Notes Payable, face $2,000,000, net of unamortized
                 discount of $355,006  (Note 7)                                 1,644,994                 -
                                                                            -------------     -------------
           TOTAL LIABILITIES                                                $  11,654,306     $  10,429,802
                                                                            =============     =============

      Stockholders' Equity:
           Preferred Stock, $0.001 par value, authorized                                -                 -
                 1,000,000 shares, none outstanding
           Common Stock, $0.001 par value, authorized 100,000,000 shares
                 28,374,911 and 23,422,600 shares outstanding as of
                 September 30, 2003 and December 31, 2002, respectively     $      28,375     $      23,422
           Treasury Stock                                                      (1,828,709)                -
           Additional Paid In Capital                                         101,325,657        95,863,660
           Accumulated Deficit                                                (90,692,109)      (87,844,031)
                                                                            -------------     -------------
           TOTAL STOCKHOLDERS' EQUITY                                       $   8,833,214     $   8,043,051
                                                                            -------------     -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  20,487,520     $  18,472,853
                                                                            =============     =============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------
                                                              2003             2002
                                                          ------------     ------------
REVENUES  (NOTES 4 AND 5)
     Commissions                                          $ 14,043,202     $  8,072,884
     Subscription Fees                                         178,129              111
     Race Information                                           83,589           54,769
                                                          ------------     ------------
TOTAL REVENUES                                            $ 14,304,920     $  8,127,764
OPERATING EXPENSES:
     Track Fees                                              6,037,400        3,646,380
     Licensing Fees - Related Party  (Note 4)                3,462,710        1,899,010
     Network Operations                                        551,815          472,445
     Research and Development                                  475,960          443,357
     Sales and Marketing                                       471,272          408,695
     General and Administrative                              2,602,281        1,991,142
     Depreciation and Amortization                           1,212,958        1,396,568
                                                          ------------     ------------
TOTAL OPERATING EXPENSES                                  $ 14,814,396     $ 10,257,597
                                                          ------------     ------------
LOSS FROM OPERATIONS                                      $   (509,476)    $ (2,129,833)
                                                          ============     ============
OTHER INCOME (EXPENSE):
     Interest Income                                            10,285            9,218
     Interest Expense                                         (121,364)        (139,230)
     Other Income                                                2,702          127,008
                                                          ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                              $   (108,377)    $     (3,004)
                                                          ------------     ------------
NET LOSS                                                  $   (617,853)    $ (2,132,837)
                                                          ============     ============

BASIC AND DILUTED LOSS PER SHARE:
     Net Loss per Common Share                            $      (0.02)    $      (0.11)
                                                          ------------     ------------
     Weighted Average No. of Common Shares Outstanding      27,431,953       20,047,412
                                                          ============     ============



      See Accompanying Notes to Condensed Consolidated Financial Statements

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------------
                                                              2003             2002
                                                          ------------     ------------
REVENUES  (NOTES 4 AND 5)
     Commissions                                          $ 38,429,172     $ 16,605,424
     Subscription Fees                                         420,788              556
     Race Information                                          243,043          149,884
                                                          ------------     ------------
TOTAL REVENUES                                            $ 39,093,003     $ 16,755,864
OPERATING EXPENSES:
     Track Fees                                             18,116,710        6,535,488
     Licensing Fees - Related Party  (Note 4)                7,650,562        3,630,419
     Network Operations                                      1,497,825        1,467,881
     Research and Development                                1,542,117        1,479,806
     Sales and Marketing                                     1,341,091        1,593,912
     General and Administrative                              7,169,705        5,327,039
     Depreciation and Amortization                           4,096,600        4,195,472
                                                          ------------     ------------
TOTAL OPERATING EXPENSES                                  $ 41,414,610     $ 24,230,017
                                                          ------------     ------------
LOSS FROM OPERATIONS                                      $ (2,321,607)    $ (7,474,153)
                                                          ============     ============
OTHER INCOME (EXPENSE):
     Interest Income                                            30,790           32,233
     Interest Expense                                         (637,082)        (289,469)
     Other Income                                               79,821          126,991
                                                          ------------     ------------
                                                          ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                              $   (526,471)    $   (130,245)
                                                          ------------     ------------
NET LOSS                                                  $ (2,848,078)    $ (7,604,398)
                                                          ============     ============

BASIC AND DILUTED LOSS PER SHARE:
     Net Loss per Common Share                            $      (0.11)    $      (0.38)
                                                          ------------     ------------
     Weighted Average No. of Common Shares Outstanding      25,553,337       19,879,458
                                                          ============     ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2003            2002
                                                                    -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
      CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Loss                                                $(2,848,078)   $(7,604,398)
      ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY


      OPERATING ACTIVITIES:

            Depreciation and Amortization                             4,096,601       4,195,472
            Non-Cash Interest Expense                                   488,194         230,046
            Stock-Based Compensation                                    303,410         257,686
      CHANGE IN OPERATING ASSETS AND LIABILITIES:
            Restricted Cash                                          (1,017,543)              -
            Receivables                                                (103,919)       (489,892)
             repaid Expenses
            P                                                          (651,012)        (11,079)
            Interest and Other Receivables                                2,803          33,522
            Long-Term Prepaids                                          (22,315)              -
            Deposits                                                    708,213        (755,289)
            Accounts Payable - Trade                                   (108,533)        (14,809)
            Fees Payable to Related Party                             1,418,277       1,733,610
            Accounts Payable - Track Related                         (2,160,524)      3,689,634
            Accrued Expenses                                            307,638        (345,018)
            Customer Deposits                                           927,156         945,858
            Accrued Compensation and Related Items                     (187,077)         43,264
            Deferred Revenues                                            34,766            (440)
                                                                    -----------     -----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 1,188,057     $ 1,908,167
                                                                    -----------     -----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
            Restricted Cash                                            (362,955)       (572,974)
            Purchases of Property and Equipment                        (412,633)        (31,857)
                                                                    -----------     -----------
                  NET CASH USED IN INVESTING ACTIVITIES             $  (775,588)    $  (604,831)
                                                                    -----------     -----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from Exercise of Stock Options and Warrants      2,589,438           3,884
            Proceeds from Notes Payable                               2,000,000         750,000
            Payments of Notes Payable                                  (750,000)              -
                                                                    -----------     -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES         $ 3,839,438     $   753,884
                                                                    -----------     -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                     $ 4,251,907     $ 2,057,220
      CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        4,559,897       3,560,740
                                                                    -----------     -----------
      CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 8,811,804     $ 5,617,960
                                                                    ===========     ===========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash Paid for Interest                                  $   172,727     $    12,247
                                                                    ===========     ===========

      NON-CASH INVESTING AND FINANCING ACTIVITIES:
            Issuance of Warrants with Notes Payable                 $   518,223     $         -
            Issuance of Warrants for Licensing Rights                         -         437,137
            Reclassification of Restricted Cash to Deposits                   -         920,805
                                                                    ===========     ===========




      See Accompanying Notes to Condensed Consolidated Financial Statements

YOUBET.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 1:   ORGANIZATION AND BASIS OF PRESENTATION

         BUSINESS

               Youbet.com, Inc. ("Youbet.com", "Youbet", or the "Company") has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. The Company has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. The Company is working to expand the Youbet.com brand, its products, and its services throughout the United States and in select international markets. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, and Australian horse races.

               In 2002, greater than 80% of all United States horse race wagers were placed through an off-track facility. Off-track wagering is typically captured through inter-track simulcasts, off-track betting ("OTB") facilities, telephone-based live operator, interactive voice recognition ("IVR"), and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering is driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering ("ADW"). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

        BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of September 30, 2003, the consolidated results of its operations for the three and nine months ended September 30, 2003 and 2002, and its consolidated cash flows for the nine months ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, and should be read in conjunction with this Quarterly Report on Form 10-QSB. The consolidated results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2003. Certain information and footnote disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

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

        BASIC AND DILUTED LOSS PER SHARE

               Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of September 30, 2003, total warrants outstanding were 17,861,874 with exercise prices between $0.50 to $19.50 and total stock options outstanding were 5,252,230 with exercise prices between $0.26 and $5.31.

        TECHNOLOGY AND CONTENT CONCENTRATION

               Youbet currently utilizes a patented wagering technology and track content from a shareholder under a license agreement. The patented technology and track content are significant to the Company's operations. Any disruption of the Company's ability to use the patented technology or track content could result in an adverse effect on operations. The shareholder could be impacted, as well, because management believes that the Company is a material source of revenue to the shareholder. (See Note 4)

        CONCENTRATION OF CREDIT RISK

               The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At September 30, 2003 and December 31, 2002, the Company had uninsured cash and cash equivalents and restricted cash of $11,793,870 and $4,440,698, respectively.

        RECLASSIFICATIONS

               Certain prior period amounts have been reclassified to conform to the current period presentation with no change in previously reported stockholders' equity or net loss.

        RECENT ACCOUNTING PRONOUNCEMENT

               In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial position or disclosures.

NOTE 2:      RESTRICTED CASH, CURRENT

        PLAYERS TRUSTSM

               As of September 30, 2003, the balance of customer accounts maintained in Players TrustSM was $2,582,347 all of which is recorded as restricted cash, current. This amount was $249,305 in excess of amounts due to customers.

               As of December 31, 2002, the balance of customer accounts maintained in Players TrustSM was $1,564,804 all of which is recorded as restricted cash, current. This amount was $3,292 in excess of amounts due to customers.

        CREDIT CARD RESERVES

               The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of September 30, 2003 and December 31, 2002, these reserves amounted to $175,450 and $430,858, respectively, all of which is recorded as restricted cash, current.

        OREGON RACING COMMISSION

               The Company placed a Letter of Credit with the Oregon Racing Commission in the amount of $250,000 to secure customer deposits on hand for Oregon residents. As of September 30, 2003 and December 31, 2002, the letter of credit supported by a cash deposit is recorded as restricted cash, current.

NOTE 3:        RECEIVABLES

               As of September 30, 2003, receivables of $894,605 primarily consisted of (1) $384,988 due from Magna Entertainment Corporation for fees earned on handle generated through Magna's Call-A-Bet system and (2) $152,063 due from various tracks for settlement of wagers processed through the Company's Oregon hub.

               As of December 31, 2002, receivables of $790,686 primarily consisted of (1) $302,000 due from Magna Entertainment Corporation for fees earned on wagers processed through Magna's Call-A-Bet system, (2) $377,000 due from various tracks for settlement of wagers processed through the Company's Oregon Hub, and (3) $107,867 due from the Company's landlord.

NOTE 4:     LICENSING RIGHTS - RELATED PARTY

        TVG LICENSING FEES

               In May 2001, Youbet entered into a track content and patent license agreement (the "License Agreement") and a warrant issuance agreement with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International ("Gemstar"), doing business as Television Games Network ("TVG"). These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG's patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet to issue to TVG two warrants to purchase common stock of the Company as described below.

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

               The Company issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001 (the date the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the "Initial Warrant

               Shares") at an exercise price of $0.001 per share exercisable for a period of three years. The Company recorded the fair value of the Initial TVG Warrant ($2,910,000) using the Black-Scholes method, as a deferred asset captioned "Licensing Rights," and is amortizing the fair value over three years, the estimated life of the licensed technology. Accumulated amortization as of September 30, 2003 was $2,288,902. The Initial Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to the Company of $3,885 and issuance of 3,884,650 shares of Youbet.com common stock to TVG.

               The Company issued to TVG an additional warrant (the "Additional TVG Warrant"), on September 20, 2001 (the date the Warrant Agreement was approved by Youbet's stockholders) entitling TVG to purchase from the Company at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional TVG Warrant) a number of shares of common stock which, when aggregated with the Initial TVG Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional TVG Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional TVG Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. The Company recorded the fair value of the Additional TVG Warrant ($7,054,000) using the Black-Scholes method, as a deferred asset captioned "Licensing Rights," and is amortizing the fair value over three years. Accumulated amortization as of September 30, 2003 was $5,364,162.

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

               Remaining estimated aggregate amortization expense related to Licensing Rights for the next two years is:

                            2003             $          903,846
                            2004                      1,407,447
                                            --------------------------
                            Total            $       2,311,293
                                            ==========================

               We periodically review the recoverability of the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our carrying value.

NOTE 5:     AGREEMENT WITH MAGNA AND INDEPENDENT TRACKS

         In addition to revenue generated from its relationship with TVG as discussed in Note 4, the Company generates revenue under agreements with Magna and various independent tracks.

        Magna Entertainment Corporation ("Magna"), one of the largest owners/operators of premier horse racetracks in the United States, acquires, develops, and operates horse racetracks and related pari-mutuel wagering operations. Magna tracks include Santa Anita Park, Gulfstream Park, Lone Star Park, Bay Meadow, Golden Gate Fields, Portland Meadows, Remington Park, Thistle Down, Great Lakes Downs, The Meadows, and Flamboro.

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

        For the three months ended September 30, 2003 and 2002, $53,202 and $409,552, respectively, of the Company's revenues were generated through the Magna simulcast agreement. Similar revenues for the nine months ended September 30, 2003 and 2002, were $410,017 and $1,987,449, respectively.

NOTE 6:  DEPOSITS

        As of September 30, 2003 and December 31, 2002, deposits primarily include (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $60,078 security deposit for the Company's Woodland Hills facility, (3) $10,000 for the Global Cash reserve deposit, (4) $15,835 contract deposit for Stargate Pennsylvania facility, (5) $8,252 for corporate housing deposit, (6) $1,350 deposit for UPS, and (7) $200 deposit for office furniture.

NOTE 7:  NOTES PAYABLE

        The Company entered into a Securities Purchase Agreement on March 21, 2002, whereby the Company issued one-year secured notes (the "Notes") in the aggregate principal amount of $750,000 at an interest rate of 12% to Charles Champion, the Company's Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 loan to the Company. In connection with issuance of the Notes, the Company issued five-year warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and a cashless exercise feature. Using the

        Black-Scholes model, the Company recorded the fair value of the warrants issued ($437,137) as a note discount and amortized this value over one year as interest expense. Accumulated amortization of discount on the Notes was $339,330 as of December 31, 2002. On January 24, 2003, the Notes were retired ahead of schedule and $80,137 for all accrued interest through February 8, 2003, was paid.

        The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the Investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. Year-to-date, warrants to acquire 693,194 shares of the Company's common stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's common stock of $0.95 on the date of the Securities Purchase Agreement). The fair value of the 542,296 retained warrants ($227,000) was recorded as an expense in the first quarter of the current year. The relative fair value of the 1,334,000 assigned warrants ($518,223) was recorded as a discount to the face value of the Second Notes that is being amortized as interest expense over the two-year life of the Second Notes. Accumulated amortization of discount on the Second Notes was $163,217 as of September 30, 2003.

NOTE 8:    ACCRUED COMPENSATION AND RELATED ITEMS

        On July 8, 1999, the Board approved the recommendation of the Compensation Committee to grant to David Marshall (through his wholly-owned corporation) and Russell Fine a bonus award of $300,000, payable $75,000 to each upon the Company achieving 15,000 subscribers and $75,000 to each upon the Company achieving 25,000 subscribers. These bonuses were paid on April 21, 2003.

        The Board approved the recommendation of the Compensation Committee to grant to Charles Champion an increase in annual compensation from $200,000 to $340,000 in connection with Mr. Champion's promotion to President and Chief Executive Officer of the Company effective September 1, 2002 through March 2005. The increase in compensation was being accrued until the Company achieved and sustained positive cash low for at least two consecutive fiscal quarters. As a result of positive cash flow for the first and second quarters of 2003, the compensation payable to Mr. Champion was paid in the third quarter.

        On August 27, 2003, the Compensation Committee approved a retention and/or severance package for all employees of the Company in the event of a change of control. A change of control is defined as any individual or entity acquiring beneficial ownership of more than 30% of the total outstanding common stock of the Company, a sale of all or substantially all of the Company's assets or a merger in which the Company is not the surviving entity or which otherwise triggers a change of control under this definition. The plan provides for severance payments in the event of a change of control encompassing: (i) a multiple of annual salary if an employee is terminated within two years of the change of control;
        (ii) payment of COBRA benefits for one year; and (iii) all unvested options vest immediately and may be exercised within 90 days of termination. The plan also provides for retention payments in the event of a change of control, which includes payments over a designated number of quarters equal to a certain percentage of their salary. Both the severance and retention plans provide for a guarantee of bonus payments in the event the employee bonus plans are changed within two years of a change of control.

NOTE 9:  STOCKHOLDERS' EQUITY

        The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to employees in accordance with Accounting Principles Board Opinion No. 25 (APB25) and non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123). The Company has calculated the fair value of warrants and stock options accounted for in accordance with SFAS 123 according to the Black-Scholes pricing model.

        ISSUANCE OF WARRANTS

               During the nine months ended September 30, 2003, in connection with the Second Notes, the Company assigned warrants to the Investors to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 7).

               Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                       WARRANTS               WEIGHTED AVERAGE EXERCISE PRICE
                                                                -----------------------     ----------------------------------
               BALANCE, DECEMBER 31, 2002                                   21,792,078                 $  2.61
                    Warrants Issued                                          1,344,727                    0.80
                    Warrants Expired                                        (1,933,451)                   2.59
                    Warrants Exercised                                      (3,341,480)                   0.87
                                                                -----------------------     ----------------------------------
               WARRANTS EXERCISABLE AT SEPTEMBER 30, 2003                   17,861,874                 $  2.54
                                                                =======================

               Included in the 17,861,874 balance at September 30, 2003 are 16,432,969 shares attributable to the Additional TVG Warrant. In order to maintain TVG's rights in acquiring 51% of the Youbet, the Company is obligated to issue additional warrants to TVG upon the exercise of specified stock options or warrants, or if the Company issues any additional securities (See Note 4). As a result of warrant issuances and stock option exercises, the TVG exercise price could range from approximately $36,000,000 to approximately $40,000,000 for a range of shares from approximately 21,605,213 shares to 16,432,969 shares, respectively, depending on the outcome of the pending arbitration (See Note 10).

               Additional information about outstanding warrants to purchase the Company's common stock at September 30, 2003 is as follows:

                                                                   WARRANTS OUTSTANDING AND EXERCISABLE
                                                         ------------------------------------------------------------
                                                                                  WEIGHTED AVG.          WEIGHTED
                                                                                    REMAINING             AVERAGE
                                                            NUMBER              CONTRACTUAL LIFE         EXERCISE
                                                          OF SHARES                (IN YEARS)              PRICE
                                                         -------------------   --------------------   ---------------
                     RANGE OF EXERCISE PRICES:
                          $0.50                                     225,000           3.47                $ 0.50
                          $0.8075                                   872,299           1.37                  0.81
                          $1.66 - 2.50                           16,517,575           0.63                  2.50
                          $3.125 - 5.25                              22,000     Not determinable            3.84
                          $7.93 - 19.50                             225,000           0.64                 14.33
                                                         -------------------                          ---------------
                               TOTAL                             17,861,874                               $ 2.54
                                                         ===================                          ===============

        STOCK OPTION ARRANGEMENTS

               As of September 30, 2003, under the Company's 1998 Stock Option Plan, there were 6,546,223 stock options granted and outstanding out of a total approved pool of 8,500,000 common stock options.

        ISSUANCE OF STOCK OPTIONS

               During the nine months ended September 30, 2003, the Company granted various stock options, as follows:

                  |X| Stock options were granted to employees to purchase 240,000 shares of common stock at an exercise prices ranging from $0.77 to $3.51 per share, the fair market value at the date of grant. These options vest ratably over four years and are exercisable for a period of five years.

                  |X| Stock options were granted to employees to purchase 200,000 shares of common stock at exercise price of $3.04 per share, the fair market value on the date of the grant. These options vest ratably over two years, and are exercisable for a period of five years.

                  |X| Stock options were granted to a non-employee Director to purchase 40,000 shares of common stock at an exercise price of $0.74 per share, the fair market value on the date of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

                  |X| Stock options were granted to an ex-director to purchase 13,334 shares of common stock at an exercise price of $0.68 per share, below the $1.50 per share market value at the date of grant. These options were granted to correct a prior award. They vest immediately and are exercisable for a period of one year.

               Information with respect to activity under the Company's stock option plans is summarized below.

                                                                   WEIGHTED AVERAGE
                                                    STOCK OPTIONS   EXERCISE PRICE
                                                    ------------    -----------
BALANCE, DECEMBER 31, 2002                             6,598,075     $   0.84
     Options Granted                                     493,334         2.26
     Options Exercised                                (1,610,831)        0.93
     Options Cancelled                                  (123,965)        1.71
     Options Forfeited                                  (104,383)        4.37
                                                      -----------    ----------
BALANCE, SEPTEMBER 30, 2003                            5,252,230         0.88
                                                      ===========    ==========
OPTIONS EXERCISABLE (VESTED) AT SEPTEMBER 30, 2003     3,802,459     $   0.76
                                                      ===========    ==========

               Additional information about outstanding options to purchase the Company's common stock at September 30, 2003 is as follows:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                 ----------------------------------------------  ---------------------------------------
                                                   WEIGHTED
                                                    AVERAGE        WEIGHTED
                                                   REMAINING        AVERAGE
     RANGE OF EXERCISE           NUMBER OF         CONTRACTUAL     EXERCISE           NUMBER OF        WEIGHTED AVERAGE
       PRICES                      SHARES        LIFE (IN YEARS)    PRICE              SHARES          EXERCISE PRICE
 ------------------------------------------------------------------------------------------------------------------------
 $0.26 - $0.99                     4,424,694          7.11         $ 0.65              3,425,735            $ 0.64
 $1.00 - 2.15                        417,863          3.27           1.21                240,151              1.01
 $2.50                                74,000          2.15           2.50                 74,000              2.50
 $2.70 - 3.88                        305,673          4.58           3.03                 32,573              3.07
 $5.31                                30,000          5.76           5.31                 30,000              5.31
                                 -----------                                       -------------
              TOTAL                5,252,230          6.58         $ 0.88              3,802,459            $ 0.76
                                 ===========                                       =============

               On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option grant because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. For the nine months ended September 30, 2003, the Company recognized non-cash compensation expense of $49,048 as required by the variable accounting provisions of APB25 and Interpretation No. 44: Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) (FIN44) for the options subject to the repricing plan.

               As of September 30, 2003, the Company had one stock-based employee compensation plan, the 1998 Stock Option Plan. The Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APBO 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to non-employees and consultants are accounted for in accordance with SFAS 123.

               If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company's plan was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                         NINE MOS.
                                                       ENDED 9/30/03          2002           2001
                                                    --------------------    ----------    ---------
                    Expected Life in Years                  5.0                8.6            6.3
                    Risk Free Interest Rate                4.0%               5.2%           5.2%
                    Dividend Yield                          0%                 0%             0%
                    Expected Volatility                    75.2%             109.5%         135.8%


               The weighted average fair value at the date of grant for stock options and warrants granted during the nine months ended September 30, 2003 was $1.49 per option and $0.75 per warrant. The pro forma results of operations as if the Company had adopted the fair value method for options granted to employees is as follows:

                                                                        NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                                                         ---------------   ----------------
                      AS REPORTED NET LOSS                               $   (2,848,078)   $     (7,604,398)
                            Add:  Stock-based employee
                            compensation expense included in                    114,124             113,014
                            reported loss, net of related tax effects
                            Less:  Total stock based employee
                            compensation expense determined
                            under fair value based methods for all
                            awards, net of related tax effects               (1,285,460)         (2,079,764)
                                                                         --------------     ----------------
                      PRO FORMA NET LOSS                                 $   (4,019,414)    $    (9,571,148)
                                                                         ==============     ================

                      NET LOSS PER SHARE:
                            As Reported                                  $        (0.11)    $         (0.38)
                            Pro Forma                                    $        (0.14)    $         (0.48)


               The Company recorded $1,828,709 for the fair value of 623,683 shares of Treasury Stock received in exchange for the exercise of 1,865,200 common stock options and warrants during the current year.

NOTE 10:   LEGAL PROCEEDINGS AND GUARANTEES

LEGAL PROCEEDINGS

        Youbet currently and from time to time is involved in litigations arising in the ordinary course of its business. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its consolidated results of operations, cash flows, or financial condition.

        On September 5, 2003, TVG filed an action in the Court of Chancery of the State of Delaware (Civil Action No. 50529) to enjoin the Company from proceeding with its annual meeting of stockholders on September 26, 2003. TVG objected to two proposals involving changes to the Company's certificate of incorporation and bylaws allowing for a staggered board and a supermajority vote of stockholders for future certificate of incorporation and bylaw changes. TVG alleged that the Company failed to provide sufficient information in its proxy material about the effects of the proposed amendments on TVG's interests in the Company. On September 25, 2003, the Court of Chancery enjoined the Company from proceeding with the two proposals to amend the Company's certificate of incorporation and bylaws. As a result, the Company delayed its annual meeting. The Company intends to reschedule its annual meeting and revise the proxy materials to comply with the Court's order.

        On September 8, 2003, TVG filed a Demand for Arbitration with the American Arbitration Association against Youbet to be heard in Wilmington, Delaware. In this proceeding, the two principle issues are:
        (1) an assertion that the Company has breached the Warrant Issuance Agreement and the Additional TVG Warrant, requesting an injunction barring the Company, its officers, agents, employees, representatives and all other persons acting in concert or participation with them from taking any action to implement or adopt the classified board proposal or the supermajority voting proposal; and (2) TVG's request for an order directing the Company to reduce the exercise price of the Additional TVG Warrant in accordance with the terms of the Warrant Issuance Agreement and the Additional TVG Warrant and to comply with the provisions of the Additional TVG Warrant. The License Agreement between TVG and the Company also contains a so-called "Cross-Default Provision", which states that Youbet's failure to provide TVG with the Additional TVG Warrant in accordance with the Warrant Issuance Agreement or make certain specified payments to TVG shall be deemed a material breach of the License Agreement. The Company does not believe that the proposed amendments to its certificate of incorporation are inconsistent or conflict with the Additional Warrant and is contesting TVG's assertion vigorously. In addition, if TVG were to successfully invoke the Cross-Default Provision and terminate the License Agreement, such action could have a material adverse effect on Youbet.

GUARANTEES

        In November 2002, the FASB issued FIN No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34". The following is a summary of the agreements that the Company has determined are within the scope of FIN 45.

        Under its bylaws and certain consulting and employment agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

        The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions the Company generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        FORWARD LOOKING STATEMENTS

The following discussion and analysis of Youbet's financial condition and results of operations should be read in conjunction with Youbet's Consolidated Financial Statements and other financial information included herein. This report contains certain forward-looking statements. Statements containing expressions such "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," potential," "continue" or "pursue," or the negative or other variations thereof or comparable terminology used in Youbet's press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause Youbet's actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although Youbet believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in the Company's filings with the Securities and Exchange Commission. Such factors include, without limitation, the following: the outcome of our ongoing arbitration and related discussions with TVG; the timely development and market acceptance of new products and technologies; our ability to secure additional sources of financing; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be approved in jurisdictions where Youbet currently operates; the limitation, conditioning or suspension of any of Youbet's licenses; increases in or new taxes imposed on wagering revenues; loss or retirement of key executives; and a decline in the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. Youbet does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

        OVERVIEW

         Youbet.com, Inc. ("Youbet.com", "Youbet", or the "Company") has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. The Company has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. The Company is working to expand the Youbet.com brand, its products, and its services throughout the United States and in select international markets. The Company currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. horse races in addition to select Canadian, and Australian horse races.

         In 2002, greater than 80% of all United States horse race wagers were placed through an off-track facility. Off-track wagering is typically captured through inter-track simulcasts, off-track betting ("OTB") facilities, telephone-based live operator, interactive voice recognition ("IVR"), and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering was driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering ("ADW"). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

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

         Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of its Oregon wagering hub and the receipt of a license from California in February 2002, has improved working capital to a level needed to support future operations. However, the Company may from time to time require additional capital to fund operations, reduce its liabilities, and fund its expansion plans, consistent with the Company's anticipated changes in operations and infrastructure.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

        Revenues increased 76% to $14,304,920 for the third quarter ended September 30, 2003 as compared to $8,127,764 in the third quarter of 2002. The Company experienced a growth of 14% in its customer base and a 39% increase in the dollar amount wagered per customer as compared to three months ended September 30, 2002. Gross handle grew substantially from $46,340,751 for the third quarter 2002, to $72,532,744 for the most recent quarter. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) customer account growth, (3) increased awareness of Youbet in the horse racing industry due to co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Fairs, and (4) enhancements in Web content and functionality.

        The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as fees. The Company also recognizes as revenue net fees earned on wagers generated at third-party wagering facilities.

        OPERATING EXPENSES

               TRACK FEES: Track Fees increased to $6,037,400 in 2003, as compared to $3,646,380 in 2002. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

               LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the licensing agreement with TVG (See Note 4 to the consolidated financial statements). For the three months ended September 30, 2003, Licensing Fees - Related Party increased to $3,462,710 as compared to $1,899,010 in 2002 primarily due to increased wagering on TVG tracks.

               NETWORK OPERATIONS: Network Operations expenses increased 17% to $551,815 in 2003, as compared to $472,445 in 2002. The increase was primarily due to higher salaries and additional repair and maintenance costs offset, in part, by lower communication costs. Network Operations consist of costs for salaries, data center management, and telecommunications.

               RESEARCH AND DEVELOPMENT: Research and Development expenses increased 7.4% to $475,960 in 2003, as compared to $443,357 in 2002. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

               SALES AND MARKETING: Sales and Marketing expenses increased 15% to $471,272 in 2003, as compared to $408,695 in 2002. The increase was primarily due to increased expenses associated with marketing programs and salaries.

               GENERAL AND ADMINISTRATIVE: General and Administrative expenses increased 31% to $2,602,281 in 2003 as compared to $1,991,142 in 2002. The increase was primarily due to an increase in salaries, stock-based compensation, professional fees, and administrative expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

               DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 13% to $1,212,958 in 2003 as compared to $1,396,568 in 2002. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG license agreement (See Note 4 to the consolidated financial statements).

        OTHER INCOME (EXPENSE)

               INTEREST INCOME: Interest Income increased 12% to $10,285 in 2003 as compared to $9,218 in 2002. The increase was primarily due to higher balances of cash and cash equivalents.

               INTEREST EXPENSE: Interest Expense decreased to $121,364 in 2003 as compared to $139,230 in 2002. The decrease was primarily due to a lower effective interest rate on the newly issued unsecured note as compared to the rate on the notes outstanding during 2002 (See Note 7 to the consolidated financial statements).

               OTHER INCOME: Other Income decreased significantly in 2003 representing a recovery in 2002 on a legal matter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

        Revenues increased 133% to $39,093,003 for the nine months ended September 30, 2003 as compared to $16,755,864 in 2002. The Company experienced a growth of 16% in its customer base and a 64% increase in the dollar amount wagered per customer as compared to the nine months ended September 30, 2002. Gross handle grew substantially from $112,970,346 for the first nine months in 2002, to $206,837,561 for the current year. These results were primarily due to (1) an increase in wagering activity at the Company's Oregon wagering hub, (2) customer account growth, (3) increased awareness of Youbet in the horse racing industry due to co-marketing agreements with Churchill Downs, Maryland Jockey Club, Hollywood Park, and the California Authority of Racing Affairs, and (4) enhancements in Web content and functionality.

        The Company records gross proceeds from its wholly-owned subsidiary, Youbet Oregon, Inc., as revenues and records the related costs as fees. The Company also recognizes as revenue net fees earned on wagers generated at third party wagering facilities.

        OPERATING EXPENSES

               TRACK FEES: Track Fees increased to $18,116,710 in 2003, as compared to $6,535,488 in 2002. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

               LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of the agreement with TVG (See Note 4 to the consolidated financial statements). For the nine months ended September 30, 2003, Licensing Fees - Related Party increased to $7,650,562 as compared to $3,630,419 in 2002 primarily due to increased wagering on TVG tracks.

               NETWORK OPERATIONS: Network Operations expenses increased 2% to $1,497,825 in 2003, as compared to $1,467,881 in 2002. The increase was primarily due to higher service and network expenses offset, in part, by lower content production center expenses. Network Operations consist of costs for salaries, data center management, and telecommunications.

               RESEARCH AND DEVELOPMENT: Research and Development expenses increased 4% to $1,542,117 in 2003, as compared to $1,479,806 in 2002. The Company will continue to invest in the development of its network infrastructure which management believes to be necessary in achieving its strategic objectives.

               SALES AND MARKETING: Sales and Marketing expenses decreased 16% to $1,341,091 in 2003, as compared to $1,593,912 in 2002. The decrease was primarily due to reduced expenses associated with marketing programs and salaries.

               GENERAL AND ADMINISTRATIVE: General and Administrative expenses increased 35% to $7,169,705 in 2003 as compared to $5,327,039 in 2002. The increase was primarily due to an increase in salaries, stock-based compensation, professional fees, and administrative expenses. General and Administrative consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

               DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 2% to $4,096,600 in 2003 as compared to $4,195,472 in 2002. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG license agreement (See Note 4).

        OTHER INCOME (EXPENSE)

               INTEREST INCOME: Interest Income decreased 4% to $30,790 in 2003 as compared to $32,233 in 2002. The decrease was primarily due to lower interest rates in 2003 as compared to 2002.

               INTEREST EXPENSE: Interest Expense increased to $637,082 in 2003 as compared to $289,469 in 2002. The increase was primarily due to (1) expense associated with the reissuance of Series C and M Warrants in the first quarter and (2) accrued interest on newly issued unsecured notes and amortization of the note discount (See
               Note 7).

               OTHER INCOME: Other Income represents a write-off in 2003 related to the settlement of a disputed invoice with a vendor and a recovery on a legal matter in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $4,537,026 at September 30, 2003 compared with a net working capital deficit of $2,267,997 at December 31, 2002. Cash and cash equivalents at September 30, 2003 were $8,811,804, an increase of $4,251,907 over the $4,559,897 reported at
        December 31, 2002. Working capital increased in the nine months ended September 30, 2003 primarily as a result of an increase in cash and cash equivalents and restricted cash and a reduction in accounts payable trade, track payables and accrued compensation, offset in part by an increase in customer deposits and fees payable to related party. Cash and cash equivalents balances increased in the nine months ended September 30, 2003 primarily as a result of cash provided by operating activities and the cash received from the issuance of notes payable and exercises of stock option and warrants. The Company's principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth of its Oregon wagering hub and revenues resulting from the receipt of a license from California in February 2002, have improved cash flow to a level needed to support future operations. However, the Company may from time to time seek additional capital to fund operations, reduce its liabilities, and fund its expansion plans consistent with the Company's anticipated changes in operations and infrastructure.

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

        The Company entered into a second Securities Purchase Agreement on February 11, 2003, whereby the Company issued two-year unsecured notes (the "Second Notes") in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors (the "Investors"). Interest is accrued monthly and paid quarterly; principal is due on February 11, 2005. In addition to the issuance of the Second Notes, the Company agreed to cause the assignment to the Investors of a portion of warrants previously issued by the Company. In this connection, holders of the Company's C and M warrants (the "Holders") were offered the opportunity to assign a portion of their warrants to the Investors on the following basis: (a) the per share exercise price of warrants held by the Holders would be reduced to $.8075; (b) the term of the warrants would be extended to February 11, 2005; and (c) the number of warrant shares retained by the Holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants (the "Retained Warrant Shares"). The warrant shares other than the Retained Warrant Shares would be either cancelled by the Company or assigned to the Investors. As of April 4, 2003, warrants to acquire 693,194 shares of the Company's Common Stock were cancelled, the number of Retained Warrant Shares was 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of the Company's Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, the Company recorded the fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense. Accumulated amortization of discount on the Second Notes was $163,217 as of September 30, 2003.

        Net cash provided by operating activities was $1,188,057 for the nine months ended September 30, 2003 compared to $1,908,167 for the nine months ended September 30, 2002. The decrease in cash provided by operating activities results primarily from increased working capital needs due to the reduction in accounts payable - trade, track payables and accrued compensation and increase in operations related restricted cash, receivables and prepaid expenses. These uses of operating cash were partially offset by reduced net loss, increase in fees payable to related party, and increased customer deposits.

        Net cash used in investing activities was $775,588 for the nine months ended September 30, 2003 compared to $604,831 used in investing activities for the nine months ended September 30, 2002. The increase in net cash used in investing activities primarily results from increased purchases of property and equipment offset by a reduction in investing related restricted cash.

        Net cash provided by financing activities was $3,839,438 for the nine months ended September 30, 2003 and $753,884 for the nine months ended September 30, 2002. During the nine-month period ended September 30, 2003, the Company received $2,589,438 net in cash from the exercise of stock options and warrants as well as $2,000,000 proceeds from issuance of second notes payable offset by a $750,000 payment of a prior notes payable. During the nine-month period ended September 30, 2002, the Company received $750,000 proceeds from issuance of notes payable.

ITEM 3.   CONTROLS AND PROCEDURES

  As of September 30, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief

Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Youbet currently and from time to time is involved in litigation arising in the ordinary course of its business. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

        On September 5, 2003, TVG, a subsidiary of Gemstar-TV Guide International and a shareholder of the Company, filed an action in the Court of Chancery of the State of Delaware (Civil Action No. 50529) to enjoin the Company from proceeding with its annual meeting of stockholders on September 26, 2003. TVG objected to two proposals involving changes to the Company's certificate of incorporation and bylaws allowing for a staggered board and a supermajority vote of stockholders for future certificate of incorporation and bylaw changes. TVG alleged that the Company failed to provide sufficient information in its proxy material about the effects of the proposed amendments on TVG's interests in the Company. On September 25, 2003, the Court of Chancery enjoined the Company from proceeding with the two proposals to amend the Company's certificate of incorporation and bylaws. As a result, the Company delayed its annual meeting. The Company intends to reschedule its annual meeting and revise the proxy materials to comply with the Court's order.

        On September 8, 2003, TVG filed a Demand for Arbitration with the American Arbitration Association against Youbet to be heard in Wilmington, Delaware. In this proceeding, the two principle issues are:
        (1) an assertion that the Company has breached the Warrant Issuance Agreement and the Additional TVG Warrant, requesting an injunction barring the Company, its officers, agents, employees, representatives and all other persons acting in concert or participation with them from taking any action to implement or adopt the classified board proposal or the supermajority voting proposal; and (2) TVG's request for an order directing the Company to reduce the exercise price of the Additional TVG Warrant in accordance with the terms of the Warrant Issuance Agreement and the Additional TVG Warrant and to comply with the provisions of the Additional TVG Warrant. The License Agreement between TVG and the Company also contains a so-called "Cross-Default Provision", which states that Youbet's failure to provide TVG with the Additional TVG Warrant in accordance with the Warrant Issuance Agreement or make certain specified payments to TVG shall be deemed a material breach of the License Agreement. The Company does not believe that the proposed amendments to its certificate of incorporation are inconsistent or conflict with the Additional Warrant and is contesting TVG's assertion vigorously. In addition, if TVG were to successfully invoke the Cross-Default Provision and terminate the License Agreement, such action could have a material adverse effect on Youbet.

  ITEM 2.    CHANGES IN SECURITIES

        ISSUANCE OF WARRANTS

               During the nine months ended September 30, 2003, in connection with the Second Notes, the Company issued warrants to the lenders to purchase up to 1,334,000 shares of common stock at an exercise price of $0.8075 per share (See Note 7 to the consolidated financial statements). The issuance of these warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act or Regulation D of the Securities Act as transactions by an issuer not involving a public offering. Appropriate legends were affixed to the instruments representing such warrants issued in such transactions and all recipients had adequate access to information about Youbet.com. The shares of common stock underlying these warrants were subsequently registered for resale under a Prospectus Supplement, dated April 24, 2003, which supplemented a Prospectus dated August 11, 2000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Youbet.com's stockholders during the fiscal quarter ended September 30, 2003.

ITEM 5.      OTHER INFORMATION

        Effective August 5, 2003, the Board of Directors unanimously elected Charles Champion, the Company's Chief Executive Officer and President, to the additional position of Chairman of the Board.

        The election follows the resignation of Lawrence Lucas as a Director and Chairman of the Board. Mr. Lucas is leaving the Board to launch a new venture in the international gaming industry that could produce strategic business opportunities for the Company in the future. Mr. Lucas's letter of resignation did not indicate any disagreement with management, and he will continue to serve as an advisor to the Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                  Exhibit 3.1 Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 Exhibit 3.2 Bylaws of Youbet.com, as amended through January 19, 1999

                  Exhibit 4.1: Form of Additional TVG Warrant (incorporated by reference to Exhibit 7(c) to the Schedule 13D (SEC File No. 005-78294) filed by Gemstar-TV Guide International, Inc. on June 3, 2002)

                  Exhibit 10.1: Separation Agreement, dated as of May 3, 2000, by and between Youbet.com and Russell Fine

                  Exhibit 10.2: Release Agreement, dated as of April 22, 2003, by and among Youbet.com, Inc., Russell Fine and Fineline Services, LLC

                  Exhibit 10.3: Consulting Agreement, dated as of March 3, 2003, by and between Youbet.com, Inc. and J. Scott Schmidt

                  Exhibit 10.4: Consulting Agreement, dated as of June 19, 2002, by and between Youbet.com and James R. Edgar

                  Exhibit 10.5: Form of Supplement to Employment Agreement

                  Exhibit 31.1: Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

                  Exhibit 31.2: Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

                  Exhibit 32: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b)    Reports on Form 8-K

                  Form 8-K, dated August 6, 2003 and filed August 8, 2003, reporting under Item 5 the release by the Oregon Racing Commission report of its on quarterly hub handles.

                  Form 8-K, dated August 7, 2003 and filed August 8, 2003, reporting under Item 5 the appointment of Charles Champion as Chairman of the Board and Lawrence Lucas resignation as Chairman of the Board.

                  Form 8-K, dated August 11, 2003 and furnished August 13, 2003, reporting under Item 5 the second quarter 2003 earnings of Youbet.com.

                  Form 8-K, dated August 12, 2003 and furnished August 18, 2003, providing under Items 7 and 9 the quarterly earnings call transcript.

                  Form 8-K, dated September 8, 2003 and filed September 9, 2003, reporting under Items 5 and 7 a Demand for Arbitration filed against the Company by TVG.

                  Form 8-K, dated and filed September 9, 2003 reporting under Items 5 and 7 a press release and documents associated with a legal action filed against the Company in the Court of Chancery of the State of Delaware.

                  Form 8-K, dated September 25, 2003 and filed September 26, 2003, reporting under Items 5 and 7 a press release and the Memorandum Order issued by the Court of Chancery of the State of Delaware enjoining the Youbet's annual meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        YOUBET.COM, INC.

   October 31, 2003          By:  /s/   Charles F. Champion
                                        --------------------------------------
                                        Charles F. Champion
                                        President and Chief Executive Officer

   October 31, 2003          By:  /s/   Gary W. Sproule
                                        --------------------------------------
                                        Gary W. Sproule
                                        Chief Financial Officer