Form 10KSB
period 2003-12-31
YOUBET COM INC
filed 2004-03-10
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-26015

YOUBET.COM, INC.

Delaware (State of Incorporation)	95-4627253 (I.R.S. Employer Identification No.)

5901 De Soto Ave., Woodland Hills, California 91367
(Address of principal executive offices)

Issuer’s telephone number: (818)668-2100

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

     Yes [x] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the year ended December 31, 2003 were $53,120,000.

As of February 27, 2004, the issuer had 28,526,813 shares of common stock issued and outstanding. The aggregate market value of the issuer’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of February 27, 2004 was approximately $83,840,652 based upon the closing market price of $3.55 per common share on that date as reported on the Nasdaq SmallCap Market.

YOUBET.COM, INC.
INDEX TO FORM 10-KSB
FOR THE YEAR ENDED
DECEMBER 31, 2003

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Youbet.com, Inc. was formed as a Delaware corporation on November 13, 1995.

Youbet has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry, which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, Australian and South African horse races.

Off-track wagering is typically captured through inter-track simulcasts, off-track betting (OTB) facilities, telephone-based live operator and interactive voice recognition (IVR), and PC-based and wireless transmissions. This shift from at-the-track to off-track wagering was driven by racing enthusiasts’ desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the concept of advance deposit wagering (ADW). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering. Customers using OTB facilities, including Youbet’s ADW service, receive the same odds as they would receive if the were physically at the track.

Since the introduction of simulcasting in 1978 and the passage of the Interstate Horse Wagering Act, horse wagering has migrated away from the horse track. Handicappers prefer to place wagers at either remote sites or by phone because it is more convenient. This trend is expected to continue for the foreseeable future. Currently, approximately 84% of all horse racing wagers are placed from remote locations.

Similar to most forms of gaming, live event wagering is most enjoyable when there are a wide variety of wagering options available. Simultaneously covering the action at more than one hundred domestic and international horse tracks, Youbet exhibits dozens of races every day. Through personal computers and hand-held wireless devices, our web-based technology provides substantially more gaming action than is possible through any other live event wagering alternative. Youbet’s proprietary interactive system completes the wagering process, including exotic selections, much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As management considers expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

The convenience of remote wagering has encouraged new and existing customers to become more engaged with the sport of horse racing. Youbet believes that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experiencing the thrill of wagering.

Industry Trends and Factors in Horse Racing and Wagering

Fans enjoy the sport of horse racing not only for its entertainment value, but also for the fun of wagering which adds another dimension of excitement to the experience. Beside convenience and depth of content, online gaming provides a real-time, seamless integration of studying racing statistics, placing a wager, then viewing a race. Web-based facilities appeal to both the new fan and the serious handicapper. New fans enjoy Youbet’s product because the Internet has become an indispensable medium for communication, news, entertainment, and commerce. Youbet believes that since many sports handicappers regularly use computers to access horse racing information, there is a high likelihood they will be interested in using advanced, web-based wagering and information systems.

Many countries either have or are in the process of enacting laws and procedures for operating web-based wagering systems. As these systems are perceived to be increasingly reliable and legal, Youbet believes sports fans will be correspondingly interested in viewing and wagering on international horse racing and sporting events using an interactive web-based system.

Youbet ExpressSM

The YouBet Network, Youbet’s first service offered to customers using a company provided CD-ROM, became fully operational in July 1998. In March 2001, Youbet launched its web-based application, Youbet ExpressSM, which has essentially replaced the YouBet Network, though, we still support the CD-ROM version. Through December 2003, over $695 million in wagers had been processed by these Youbet systems.

Youbet ExpressSM is normally available to customers 23 hours a day, seven days a week, with customer support available 15 hours a day, seven days a week. Live horse racing is available about 15 hours daily, depending on which horse tracks are operating on a given day. Access to handicapping information, such as past performances, is available 23 hours a day while the ability to place pari-mutuel wagers is generally a function of individual track schedules. If Youbet ExpressSM is unavailable due to unscheduled maintenance or other technical difficulties, customers may place wagers over the telephone by calling Youbet’s toll-free number.

Youbet offers extensive safeguards and protections for its customers. With a major banking institution serving as custodian, Players TrustSM was created in November 2002 to house and protect the deposits, winnings, and wagering account balances of our wagering customers. This exclusive protection and service is free to all Youbet customers.

Periodically, Youbet makes product enhancements or improvements and, in some cases, adds new content. This new content is the result of the efforts of our Research and Development department. During 2003 and 2002, the amount of expenses incurred by this department were $1,989,657 and $1,961,534, respectively.

Customer Service

Youbet maintains and provides a high level of customer service and support for its members. Member Services Agents are available from 7:00 a.m. to 10:00 p.m. Pacific Time, seven days a week, to provide assistance via email or toll free number. Our goal is to answer 100% of all customer inquiries regardless of contact method. Call Center hours have been set by Youbet according to the hours when it is likely that online activity will take place.

Member Services handles any questions and requests regarding the Youbet experience including how to place a wager, processing a credit card over the telephone, and where to find desired features or information. Member Services Agents are also well-trained in providing technical support related to software compatibility, system configuration, and minimum computer requirements. Tech specialists are available seven days a week to assist customers with such issues, as well. Youbet directs considerable resources to maintain and expand this high level of service.

Youbet uses Equifax verification of customer profiles, an automated system which allows the majority of our customers to quickly create and fund a wagering account and begin play.

Revenue Sources

Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our arrangements with TVG and Magna Entertainment Corporation (see “Strategic Relationships” below) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet’s primary revenue stream. Youbet expects the majority of its future revenue to be in the form of fees from wagering. Additional revenue is generated from monthly subscription fees and the sale of handicapping information. Youbet also expects to generate additional future revenue from the sale of advertising at the Youbet ExpressSM website, the sale of advertising on live simulcasts, and the sale of sports information and merchandise.

Marketing

Using various media channels such as Youbet ExpressSM, the Internet, print advertising, radio and brand placement, Youbet focuses its integrated marketing efforts on both casual and serious horse racing enthusiasts. An integrated marketing approach allows Youbet to cycle a series of targeted messages centered around product features and benefits, online tournaments and contests, and event-specific promotions. Youbet also maintains strategic marketing alliances with a variety of horse racing related websites and develops internal marketing programs like “Tell-A-Friend”, a program that pays cash to our current customers for referrals.

By positioning itself as the leader in online sports entertainment and gaming, Youbet’s ongoing marketing campaigns and customer retention strategies, supported by thorough customer research and analysis, are intended to satisfy the needs of existing customers and drive new customers to Youbet’s premier web-based product, Youbet ExpressSM. All of our marketing efforts are supported by customer research and analysis and frequent communication with our customers via phone and e-mail.

Strategic Relationships

Youbet has domestic content agreements with:

•	ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as Television Games Network (TVG).

•	Magna Entertainment Corporation which owns and operates a wagering hub in Pennsylvania, owns and/or operates several racetracks in the United States, including Santa Anita Park and Gulfstream Park, and owns a competitive wagering service called XpressBet™.

•	AT&T Corp.

•	Daily Racing Form.

•	Equibase - the industry’s leading source of racing information.

•	The United States Trotting Association - the industry’s leading source of standardbred racing information.

•	Axcis Information Network, Inc. - the industry’s leading provider of harness racing handicapping information.

•	Churchill Downs - home of the Kentucky Derby.

•	Scientific Games Racing.

TVG

In May 2001, Youbet entered into a track content and patent license agreement and a warrant issuance agreement with TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephone and certain simulcast audio, video, and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG’s patented systems for making pari-mutuel wagers on horse races online. Youbet and TVG have entered into a settlement agreement. For more information regarding this agreement and the related disputes, see “Legal Proceedings” below.

License Agreement

The license agreement remains in effect until the later of:

•	May 18, 2011;

•	if properly renewed, the last to expire patents will go past 2011; or

•	the date on which the last of TVG’s agreements with the TVG exclusive tracks expires (unless extended, all of TVG’s agreements with the TVG exclusive tracks expire before May 18, 2011).

The license agreement may be terminated before the expiration of its term

•	by TVG, if Youbet ceases to operate its Oregon account wagering hub or another account wagering facility approved by TVG at any time thereafter during the term;

•	by TVG, in the event that Youbet brings any legal action against TVG or any of TVG’s affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and

•	by either Youbet or TVG, in the event that the other party materially breaches the license agreement without cure upon notice.

In consideration of the rights granted to Youbet under the license agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG the warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below. The fees Youbet pays to TVG are as follows:

•	With respect to wagers processed by Youbet through an account wagering facility other than Magna’s, 5.5% of the total handle bet through Youbet on races conducted at the TVG exclusive tracks which may include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Los Alamitos, Oak Tree/Santa Anita, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the license agreement with respect to the TVG Exclusive Tracks, tracks owned, controlled, or operated by Magna will be deemed to be TVG exclusive tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include three tracks currently available on Youbet ExpressSM.

•	With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet with respect to such wagers.

•	With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle bet through Youbet (including wagers processed through Magna).

The license agreement also provides that Youbet will pay to TVG the following fees:

•	With respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties. Youbet does not charge its customers in this manner.

•	With respect to account wagers processed through Magna, Youbet will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

•	Commencing with the first calendar quarter in which Youbet achieves positive cash flow, as defined in the license agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

•	With respect to account wagers on races conducted at the TVG exclusive tracks from Youbet customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle bet through Youbet.

•	With respect to account wagers on races conducted at the TVG exclusive tracks from Youbet customers in other states, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

•	With respect to account wagers on races conducted at non-TVG exclusive tracks from Youbet customers with an account address within a 25-mile radius of any TVG exclusive track, Youbet will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG exclusive tracks and Youbet’s partner tracks located within the 25-mile radius.

Warrant Issuance Agreement

Pursuant to a warrant issuance agreement dated as of May 18, 2001, Youbet issued to TVG an initial warrant, entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet’s common stock at an exercise price of $0.001 per share exercisable for a period of three years. The initial warrant was exercised during the quarter ended June 30, 2002 resulting in cash proceeds to Youbet of $3,885, and TVG continues to hold the initial warrant shares as of the date of this annual report.

Youbet issued the additional warrant to TVG on September 20, 2001, entitling TVG to purchase from Youbet at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an adjusted aggregate exercise price of $36.5 million (subject to further adjustment as provided in the additional warrant) a number of shares of common stock which, when aggregated with the initial warrant shares, is equal to 51% of the sum of (i) the total number of shares of Youbet’s common stock outstanding on the date the additional warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the additional warrant, plus (iii) the total number of initial warrant. Youbet recorded the $7,054,000 fair value of the additional warrant using the Black-Scholes method, as a deferred asset captioned “Licensing Rights” and is being amortized over three years. TVG has agreed not to exercise the additional warrant prior to April 1, 2004, and in the event that TVG notifies Youbet that it will not transfer or exercise the additional warrant prior to April 1, 2004, Youbet has agreed to issue TVG 1.0 million shares of Youbet common stock.

The issuance of the initial warrant and the additional warrant pursuant to the warrant issuance agreement were submitted to Youbet’s stockholders for their approval in 2001. The then existing board of directors (none of whom are currently members of the Board) recommended a vote in favor of the issuance of the initial warrant and the additional warrant pursuant to the warrant issuance agreement, and stockholders approved these transactions in August 2001.

Pursuant to the warrant issuance agreement, Youbet is obligated to issue additional warrants to TVG (in order to maintain TVG’s rights in acquiring 51% of Youbet’s common stock) upon the exercise of any stock options or warrants, or if Youbet issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued by Youbet. In addition, the additional warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the additional warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of Youbet’s Common Stock.

The Warrant issuance agreement provides that for so long as TVG beneficially owns at least 5% of Youbet’s common stock, TVG will have the right to designate at least one of Youbet’s directors. In a letter delivered December 5, 2003, TVG exercised its right to designate a director and named Mr. Robert. L. Decker to serve as TVG’s designee, and the Board expects to nominate Mr. Decker as a candidate for Youbet’s Board at the next annual meeting of stockholders. If TVG chooses to exercise the additional warrant, TVG will have the right to designate four-fifths of Youbet’s Board of Directors. In particular, the warrant issuance agreement provides as follows:

UBET Board Representation. Following the exercise of the initial warrant and/or the additional warrant and for so long as TVG beneficially owns at least 5% of the outstanding shares of Youbet’s common stock (the “Director Designation Period”), Youbet agrees to use its best efforts to enable TVG to designate a number of directors to Youbet’s Board in a ratio based on TVG’s overall ownership of Youbet’s Common Stock according to the following formula:

Percentage of Outstanding Common Stock	Ratio of TVG's Board Designees
Owned by TVG	to Total Number of Directors

5% to 30%	1/5
more than 30% up to 49.9%	2/5
more than 49.9% up to 60%	3/5
more than 60% up to 79.9%	4/5
more than 79.9%	5/5

In furtherance of the foregoing, during the Director Designation Period, at each annual or special meeting of the stockholders of Youbet at which members of Youbet’s Board are to be elected, Youbet agrees to use its best efforts to cause Youbet’s Board (or any authorized committee thereof) to nominate and recommend the election to Youbet’s Board of a number of directors designated by TVG in the ratio to the fully constituted Company Board set forth above, based on the percentage of the outstanding shares of Youbet’s Common Stock owned by TVG as of the record date for such meeting of Youbet’s stockholders. During the Director Designation Period, Youbet agrees (i) to use its best efforts to fill any vacancy created by the resignation, withdrawal or removal of any director designated by TVG with a new director designated by TVG, and (ii) to not take any action to increase the number of directors constituting the full Company Board if, as a result of such increase and the filling of vacancies created thereby, the ratio of directors of the Youbet’s Board designated by TVG to the total number of directors shall be a fraction less than the ratio of TVG-designated directors to the total number of directors immediately prior to such increase.

TVG has agreed not to transfer the additional warrant prior to April 1, 2004. However, the additional warrant and the warrant issuance agreement provide that TVG may assign the additional warrant to certain permitted transferees: (i) any affiliate of TVG; (ii) Gemstar or any of its affiliates; (iii) The News Corporation Limited and its affiliates; (iv) Liberty Media Corporation and its affiliates; or (v) the owner or operator, or the affiliates of such owner or operator, of a horse race track that provides TVG with rights to simulcast and/or accept wagers from races conducted at such track. If TVG desires to transfer the additional warrant to a party other than one of the permitted transferees listed above, TVG must first offer to sell the additional warrant to Youbet. If Youbet and TVG cannot agree on mutually acceptable terms for the sale of the additional warrant to Youbet, TVG may transfer the additional warrant to any third party. If TVG chooses to transfer the warrant and the warrant issuance agreement to a third party, the transferee will receive TVG’s right to designate a number of directors based on the ratio of such transferee’s overall ownership of Youbet’s common stock in accordance with the table set forth above. The transferee will also receive the right to purchase a number of shares of Youbet’s common stock based on the formula set forth in the additional warrant, provided that unless TVG also sells or transfers the initial warrant shares to a permitted or other transferee or such transferee otherwise acquires a like number of shares, the transferee will hold less than 51% of Youbet’s common stock upon exercise of the additional warrant. Stated differently, since the formula for determining the number of shares issuable upon exercise of the additional warrant takes into account the initial warrant shares in determining what constitutes 51%, an exercising holder will only hold 51% of the common stock if such holder also holds the initial warrant shares.

Magna Entertainment Corporation

Magna, one of the largest owners/operators of premier horse racetracks in the United States, acquires, develops, and operates horse racetracks and related pari-mutuel wagering operations. Magna tracks include Santa Anita Park, Gulfstream Park, Lone Star Park, Bay Meadow, Golden Gate Fields, Portland Meadows, Remington Park, Thistle Down, Great Lakes Downs, The Meadows, and Flamboro.

In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both subsidiaries of Ladbroke USA

(Ladbroke). During 2001, Ladbroke was acquired by Magna. Under the agreement as modified, Youbet provides Magna with an interactive graphics interface into Youbet ExpressSM through which Youbet customers who have established accounts with Magna’s Call-A-Bet System may communicate with Magna to transmit wagering information. Effective December 26, 2003, the agreement was modified to only include the three Magna tracks in California, Santa Anita Park, Bay Meadow, and Golden Gate Fields.

Other Strategic Relationships

In May 2000, Youbet entered into an agreement with AT&T Corp. to provide, for a fee, Internet service, Asynchronous Transfer Mode (ATM) service, and local and long distance telephone service. The Internet service delivers audio, video, data, and web pages through Youbet ExpressSM. The ATM service provides high-speed links to Youbet’s information partners over AT&T’s private network. The services are delivered on a fully redundant high speed fiber optic called ACCU-RING. AT&T functions as the primary network provider for Youbet.

In January 2001, Youbet entered into a five-year agreement with the Daily Racing Form (DRF) to place proprietary links (links in non-traditional advertising space) to Youbet ExpressSM on DRF’s website. Youbet pays DRF a marketing fee for customers who are acquired from DRF’s website. In return, DRF pays Youbet a percentage of the revenue it receives from the information purchases made by Youbet customers at DRF’s website.

In March 1996, Youbet signed a five-year license agreement with Equibase, terminable upon 30 days written notice, which allows Youbet to produce for its customers’ products and services from Equibase’s database of horse racing information products. Equibase is the official “thoroughbred industry-owned” database of racing information. Established in 1990, Equibase is a general partnership between The Jockey Club and the Thoroughbred Racing Associations of North America. This contract was renewed in January 2002 for a two-year term. The contract provides for automatic one-year renewals. Youbet currently intends to continue operating under this agreement.

In March 1998, Youbet entered into a month-to-month agreement with the United States Trotting Association, terminable upon 30 days written notice, to obtain, for a fee, past performance information related to horse racing. The Association is now in its sixty-fourth year of operation promoting the standardbred breed of horses.

In September 1999, Youbet entered into a three year agreement with Axcis Information Network, Inc. to obtain for a fee horse race handicapping information. This license agreement currently operates on a month-to-month basis.

In April 2002, Youbet entered into a one-year co-marketing agreement with Churchill Downs, Inc. whereby Youbet became an online wagering platform of Churchill Downs and the Kentucky Derby. Additional sponsorship benefits include (1) participation in direct mail programs targeting Churchill customers with Kentucky addresses, (2) graphic links on Churchill websites which include Churchill Downs, Hollywood Park, Arlington Park, and the Kentucky Derby, (3) the right to promote Youbet on the Churchill Downs race signal to approximately 1,000 nationwide outlets, and (4) print advertising in official race programs at Churchill Downs. This agreement was renewed in April 2003 for another one-year term. Youbet intends to seek a renewal of this co-marketing agreement with Churchill again in 2004.

In January 2004, Youbet entered into a five-year wagering services agreement with Scientific Games Racing (SGR), a division of Scientific Games Corp. SGR will provide tote services for Youbet during the term of the contract.

Competition

Web-based interactive gaming and wagering is a new and rapidly changing marketplace. Youbet anticipates competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that Youbet is well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.

TVG is a direct competitor in the domestic interactive pari-mutuel gaming market. TVG operates the TVG Network™, a 24-hour national horse racing channel broadcast over cable and satellite. Customers receive a dedicated television set-top box linked to the pari-mutuel wagering system. In June 2000, TVG launched a web-based wagering product and currently accepts wagers from customers living in twelve states. TVG has formed exclusive relationships with a number of major United States horse tracks to broadcast their events on the TVG Network (see “Strategic Relationships—TVG” above).

In January 2002, Magna introduced XpressBet™, a new online wagering platform which allows customers to place wagers online throughout North America where permitted by law (see “Strategic Relationships—Magna” above).

Youbet also considers several other companies offering interactive wagering to U.S. residents to be viable competitors. One such company, Winticket.com owned by AmericaTAB, has formed non-exclusive relationships with many of the same tracks offered by Youbet. Other competitors include The Racing Channel, doing business as oneclickbetting.com.

Youbet believes potential new domestic and international competitors looking to enter the interactive wagering marketplace may include large established interactive and online software companies, media companies, and gaming companies. Youbet’s business strategies may be influenced by the timing of a competitor’s product releases and the similarity of such products to those found at Youbet.com and may result in significant pressure on our pricing and profit margins.

Government Regulation and Legislation

Current Licensing

On August 2, 2001, Youbet received a multi-jurisdictional license from the State of Oregon Racing Commission to accept and place online and telephone horse racing pari-mutuel wagering. On August 2, 2002, Youbet obtained a one year renewal of its Oregon license. In August 2003, the Company received a one-year extension.

On February 21, 2002, Youbet received a license from the State of California Horse Racing Board to accept and place online and telephone horse racing pari-mutuel wagering from California residents. On February 22, 2003, Youbet obtained a two-year renewal of its California license. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of Youbet.

Other Government Regulation and Licensing

Gaming activities are subject to extensive statutory and regulatory control by federal, state, and foreign agencies and could be significantly affected by any changes in the political climate and changes to economic and regulatory policies. These changes may impact the operations of Youbet in a materially adverse way. To the extent that Youbet’s facilities are used by customers to place intrastate or interstate wagers or Youbet receives commissions derived from such wagers, various statutes and regulations could have a direct and material impact on the business and on the public demand for Youbet’s products and services.

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

In 1999, United States Senator Jon Kyl of Arizona introduced the Internet Gambling Prohibition Act which would have prohibited on-line and Internet gaming except for certain horse race wagering and certain “closed-loop” on-line systems. The bill provided for federal prohibition on Internet gambling but permitted interstate wagering on horse racing in a closed-loop, customer-based system. While the bill was not enacted, Youbet does not believe it would have had a material adverse effect on Youbet’s business. In October 1999, Representative Goodlatte introduced a bill in the House of Representatives similar to the Kyl bill. In April 2000, the House Judiciary Committee passed the Goodlatte bill, but the full House of Representatives failed to pass the bill. Other proposals similar to the Kyl bill and the Goodlatte bill are pending and others could emerge in Congress.

In the United States, forty seven jurisdictions have statutes or regulations restricting gaming activities and three states prohibit any form of gaming. From time to time, Youbet receives correspondence from various governmental agencies inquiring into the legality of Youbet’s activities. Youbet believes that its activities conform to those gaming laws and regulations applicable to its activities. However, Youbet faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with Youbet’s interpretation of the applicable laws. Because there is little guiding authority, Youbet is at risk of losing such lawsuits or actions and may be subject to significant damages or civil or criminal penalties.

Many states have considered and are considering interactive and Internet gaming legislation and regulations which may prohibit Youbet from continuing to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, and enforcement policies that could have a material adverse impact on Youbet’s business.

Expansion into international markets may be subject to regulation in those countries into which we expand. Youbet believes that it can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, Youbet may not be able to obtain the approvals necessary to market its services in such jurisdictions.

Possible Interruption of Services Due To Increased Security Measures In Response To Terrorism

Youbet’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial, and other services have been dramatically affected. Further delays or stoppages in transportation, mail, and financial or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance, and security as a result of ongoing and future terrorist activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential terrorist activities.

Employees

As of January 31, 2004, Youbet had 80 permanent employees. Youbet has never had a work stoppage, and none of our employees are represented by a union. Youbet considers its relations with its employees to be good. We believe our future success will largely depend upon our continued ability to attract, integrate, retain, and motivate highly qualified technical and managerial professionals, and the continued service of its present senior management and key technical employees.

ITEM 2. DESCRIPTION OF PROPERTY

Under a lease that expires March 15, 2010, Youbet’s executive and operating offices occupy approximately 30,000 square feet located at 5901 De Soto Avenue, Woodland Hills, California. The base term of this lease is ten years with an option to extend the term for an additional five years.

On July 1, 2001, Youbet entered into a three-year lease agreement for its Oregon facility. Base rent payments are $2,103 per month with annual increases as specified in the lease.

Youbet believes its facilities are adequate for anticipated future activities.

ITEM 3. LEGAL PROCEEDINGS

Youbet currently and from time to time is involved in litigation arising in the ordinary course of its business. Those proceedings that Youbet believes may have a significant impact on our business and operations are described below. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

On September 5, 2003, TVG, a subsidiary of Gemstar-TV Guide International and a shareholder of Youbet, filed an action in the Court of Chancery of the State of Delaware (Civil Action No. 50529) to enjoin Youbet from proceeding with its annual meeting of stockholders on September 26, 2003. TVG objected to two proposals involving changes to Youbet’s certificate of incorporation and bylaws allowing for the creation of a staggered board and a supermajority vote of stockholders for future certificate of incorporation and bylaw amendments. TVG alleged that Youbet failed to provide sufficient information in its proxy material about the effects of the proposed amendments on TVG’s interests in Youbet. On September 25, 2003, the Court of Chancery enjoined Youbet from proceeding with the two proposals to amend Youbet’s certificate of incorporation and bylaws. As a result, Youbet postponed its annual meeting. Effective February 19, 2004, this litigation was dismissed with prejudice pursuant to the settlement agreement.

On September 8, 2003, TVG filed a demand for arbitration with the American Arbitration Association against Youbet to be heard in Wilmington, Delaware. In this proceeding, the two principle issues were: (1) an assertion that Youbet had breached the warrant issuance agreement and the additional warrant, requesting an injunction barring Youbet, its officers, agents, employees, representatives and all other persons acting in concert or participation with them from taking any action to implement or adopt the classified board proposal or the supermajority voting proposal; and (2) TVG’s request for an order directing Youbet to reduce the exercise price of the additional warrant in accordance with the terms of the warrant issuance agreement and the additional warrant and to comply with the provisions of the additional warrant. Effective February 19, 2004, this arbitration was closed.

On February 19, 2004, Youbet and TVG agreed to settle both the Delaware court and arbitration proceedings. As part of the settlement, Youbet will not proceed with the staggered board and supermajority voting proxy proposals and TVG agreed to drop all pending litigation and the related arbitration, as specifically described above. The settlement also includes a standstill provision that prohibits TVG from exercising or transferring its additional warrant in Youbet until April 1, 2004. During the standstill, Youbet and TVG will discuss in good faith a possible arrangement or transaction involving their respective advance deposit wagering operations. Also, if TVG gives notice before the expiration of the standstill that it will not exercise or transfer its additional warrant, Youbet has agreed to give TVG one million shares of Youbet common stock. The companies also agreed to recognize the dilutive effects of several specific securities transactions and to reflect the dilution in a reduction of the exercise price of the additional warrant to $36.5 million. Finally, the settlement calls for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Youbet will issue 124,114 shares of common stock to TVG in settlement of half of TVG’s legal expenses and Youbet will pursue reimbursement of the reminder of TVG’s legal expenses from Youbet’s insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 18, 1999, the common stock of Youbet began trading on the Nasdaq National Market under the symbol “UBET”. Effective August 9, 2002, Youbet’s listing was transferred to the Nasdaq SmallCap Market because of failure to maintain a minimum bid price of at least $1.00 per share.

The following table sets forth the range of high and low bid information for Youbet’s common stock for each quarterly period within the last two fiscal years.

	High	Low

Year Ended December 31, 2003:
Three Months Ended
March 31, 2003	$2.00	$0.75
June 30, 2003	3.76	1.64
September 30, 2003	4.48	2.51
December 31, 2003	3.13	1.78
Year Ended December 31, 2002:
Three Months Ended
March 31, 2002	$0.82	$0.55
June 30, 2002	1.05	0.62
September 30, 2002	0.68	0.54
December 31, 2002	0.86	0.47

As of December 31, 2003, Youbet had 327 stockholders of record.

Holders of common stock are entitled to receive dividends, as and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Presently, no preferred stock is outstanding. Youbet has never declared or paid any dividends on its common stock. Youbet intends to retain any future earnings for use in the operation and expansion of its business. Consequently, Youbet does not anticipate paying any cash dividends on its common stock to its stockholders for the foreseeable future. Youbet’s ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities or indentures which may contain covenants restricting the payment of cash dividends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s Consolidated Financial Statements and other financial information included herein. This Management’s Discussion and Analysis or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of Youbet’s management, as well as assumptions made by, and information currently available to, Youbet’s management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

This Annual Report on Form 10-KSB contains certain forward-looking statements. Statements containing expressions such “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” potential,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology used in Youbet’s press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause Youbet’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although Youbet believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in Youbet’s filings with the Securities and Exchange Commission. Such factors include, without limitation, the following:

•	the outcome of our settlement and related discussions with TVG

•	the timely development and market acceptance of new products and technologies;

•	our ability to secure additional sources of financing;

•	our ability to control operating expenses;

•	increased competition in the advance deposit wagering business;

•	a decline in the public acceptance of wagering;

•	wagering ceasing to be approved in jurisdictions where Youbet currently operates;

•	the limitation, conditioning, or suspension of any of Youbet’s licenses;

•	increases in or new taxes imposed on wagering revenues;

•	loss or retirement of key executives; and

•	a decline in the general economy.

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

Overview

Off-track wagering is typically captured through inter-track simulcasts, off-track betting facilities, telephone-based live operator and interactive voice recognition, and PC-based and wireless transmissions. This dramatic shift from at-the-track to off-track wagering was driven by racing enthusiasts’ desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the relatively new concept of advance deposit wagering. ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering.

Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with the TVG and Magna Agreements (see “Strategic Relationships” above) and various agreements with independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet’s primary revenue stream. Youbet expects the majority of its future revenue to be in the form of fees from wagering. Additional revenue is generated from monthly subscription fees and the sale of handicapping information.

Youbet may from time to time require additional capital to fund operations, acquire or lease equipment, reduce its liabilities, and fund its expansion plans consistent with Youbet’s anticipated changes in operations and infrastructure.

Critical Accounting Policies

Revenues

Youbet records gross commission proceeds as Revenues and records the related costs under operating expenses as Track Fees and Licensing Fees – Related Party. In addition, Youbet recognizes net commissions earned on wagers placed at third-party wagering facilities as Revenue. Youbet records on a monthly basis, the current portion of paid subscriptions as Revenue and the balance as Unearned Revenue. Youbet also records as Revenue, sales of handicapping information on a per use basis.

Licensing Rights

The company recorded deferred licensing rights based on the fair value of the Initial and Additional TVG warrants issued, using the Black-Scholes option pricing model (see Note 3 to the accompanying consolidated financial statements). The licensing rights are being amortized over a three year period. At December 31, 2003, the accumulated amortization of the license rights was $8,556,910. These licensing rights will be fully amortized by May 2004. We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

Consolidated Results of Operations for Years Ended December 31, 2003 and 2002

Revenues

Revenues for the year ended December 31, 2003 increased 105% to $53,119,944 compared to $25,871,835 in 2002. Gross handle for year ended December 31, 2003 increased 70% to $276,785,601 compared to $162,972,615 in 2002. The handle growth was primarily due to increases in new accounts, continued enhancements in our product functionality, successfully targeted marketing campaigns and promotions, and our robust content offering. Our revenue improvement was driven by our growth in handle and the maximization of revenue yield by incentivizing our customers to wager on tracks that generate the greatest revenue yield to Youbet. Revenue from subscription packages also increased to $600,302 in the year ending December 31, 2003 compared to $26,949 in 2002. Although Magna restricted Youbet’s wagering activity to California tracks only, Youbet has not experienced a decline in handle. In fact, handle has increased year-over-year in the first two months of 2004.

Operating Expenses

Track Fees: Track Fees increased to $24,216,552 in 2003 compared to $10,404,658 in 2002. The increase was due to an increase in handle as the track fees increase as our handle increases. Track fees consist of amounts paid to various tracks, the California Horse Racing Board, the Oregon Racing Commission and various tote fees.

Licensing Fees — Related Party: Licensing Fees — Related Party increased to $10,445,370 in 2003 compared to $5,674,987 in 2002. Licensing Fees – Related Party represents amounts paid and payable in accordance with the TVG license agreement. The increase was due to growth in wagering on TVG exclusive tracks. (See Note 4 to the Consolidated Financial Statements)

Network Operations: Network Operations expenses increased 9.1% to $2,119,832 in 2003 compared to $1,942,254 in 2002. The increase was due to additional costs for repairs and maintenance and increased telecommunication costs. Network Operations consists of costs for salaries, data center management, and telecommunications.

Research and Development: Research and Development expenses increased slightly to $1,989,657 in 2003 compared to $1,961,534 in 2002. The increase was due to upgrades of our network infrastructure. Youbet will continue to invest in the development of our network infrastructure and to support continued maintenance and technology upgrades, which could further increase our Research and Development expenses.

Sales and Marketing: Sales and Marketing expenses remained relatively flat at $1,898,615 in 2003 compared to $1,897,952 in 2002. Sales and Marketing consists of costs for salaries, commissions, print and online advertising, and member services.

General and Administrative: General and administrative expenses increased 45% to $10,306,600 in 2003 compared to $7,126,818 in 2002. The increase was primarily due to the one-time professional fee charges incurred to posture the company for future growth, as well as, increases in salaries and related expenses, litigation and other legal expenses, and proxy solicitation costs.

Another contribution to the increase is non-cash stock-based compensation expense related to the repricing of stock options in 2001 and 2002. These options were not in the money until the stock price increases Youbet experienced in 2003. As the market price of our stock increases and these options remain unexercised, this expense will continue to increase.

Depreciation and Amortization: Depreciation and amortization decreased 6% to $5,271,965 in 2003 compared to $5,590,533 in 2002. The decrease was due to assets fully depreciating during the year by $318,568 compared to the previous year. The amortization of the licensing rights related to the TVG license agreement remained consistent from year to year.

Loss from Operations

The loss from operations for the year ended December 31, 2003 decreased 64% to $3,129,447 from a loss of $8,727,702 in 2002. The improvement was due to a substantial increase in revenues which was driven by our growth in handle and the maximization of revenue yield by incentivizing our customers to wager on tracks that generate the greatest revenue yield to Youbet. We will continue to focus on revenue growth through strategic marketing campaigns, technology advancements, additional market penetration, and our ability to allocate handle to the highest yielding tracks.

Other Income and Expense

Interest Income: Interest income increased 40% to $52,858 in 2003 compared to $37,847 in 2002. The increase was due to improved cash management and reorganization of funds to higher interest yielding accounts.

Interest Expense: Interest expense increased to $1,005,827 in 2003 compared to $428,018 in 2002. The increase was primarily due to accrued interest on the newly issued $2 million note and related amortization of the notes discount attributable to attached warrants. These notes were issued in February 2003 in a private placement financing and bore an original maturity date of February 2005. Youbet redeemed these notes in December 2003. As a result of this early redemption, we recorded a one-time, non-cash interest expense of $290,000 attributable to the unamortized note discount. (See Note 8 to the Notes to Consolidated Financial Statements)

Other: Other income (expense) of $79,851 in 2003 was primarily due to a write-off of aged payables and a recovery in a legal matter. Other income (expense) of $126,635 was primarily due to a write-off of aged payables.

Income Taxes

As of December 31, 2003, Youbet has available net operating loss carryforwards of $64,071,000 and $33,754,000, respectively, for federal and state income tax purposes, which expire in varying amounts through 2023 for federal tax and 2014 for state tax purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $24,695,000 as of December 31, 2003. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under Internal Revenue Code Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.

Selected Unaudited Quarterly Results of Operations

In the opinion of management, the accompanying unaudited quarterly financial information presented below include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2003. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,

	2003

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(in thousands, except per share data)
Revenues	$11,006	$13,782	$14,305	$14,027
Operating Expenses:
Track Fees	5,854	6,226	6,037	6,100
Licensing Fees — Related Party (Note 4)	1,324	2,864	3,463	2,795
Network Operations	439	507	552	622
Research and Development	500	566	476	448
Sales and Marketing	257	612	471	570
General and Administrative	2,167	2,401	2,602	3,125
Depreciation and Amortization	1,384	1,499	1,213	1,175

Total Operating Expenses	$11,925	$14,675	$14,814	$14,835

Loss From Operations	$(919)	$(893)	$(509)	$(808)
Interest Income (Expense), net	(386)	(109)	(111)	(347)
Other Income (Expense)	58	20	3	—

Net Loss	$(1,247)	$(982)	$(617)	$(1,155)

Net Loss per Common Share, Basic and Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.04)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Fiscal Quarters Ended,

	2002

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(in thousands, except per share data)
Revenues	$2,617	$6,011	$8,128	$9,116
Operating Expenses:
Track Fees	457	2,432	3,647	3,869
Licensing Fees — Related Party (Note 4)	439	1,292	1,899	2,045
Network Operations	488	504	472	478
Research and Development	478	547	443	493
Sales and Marketing	517	585	399	396
General and Administrative	1,745	1,689	2,001	1,693
Depreciation and Amortization	1,399	1,400	1,397	1,395

Total Operating Expenses	$5,523	$8,449	$10,258	$10,369

Loss From Operations	$(2,906)	$(2,438)	$(2,130)	$(1,253)
Interest Income (Expense), net	12	(138)	(130)	(134)
Other Income (Expense)	—	—	127	—

Net Loss	$(2,894)	$(2,576)	$(2,133)	$(1,387)

Net Loss per Common Share, Basic and Diluted	$(0.15)	$(0.13)	$(0.09)	$(0.06)

Liquidity and Capital Resources

At December 31, 2003, Youbet had net working capital of $2,965,960 compared to net working capital deficit of $2,267,997 at December 31, 2002. As of December 31, 2003, Youbet had $8,273,926 in cash and cash equivalents and $3,518,016 in restricted cash compared to $4,559,897 and $2,351,421, respectively, at December 31, 2002. Youbet’s principal recurring cash commitments consist of payroll and benefits, business insurance, and real estate leases. Youbet may from time to time seek additional capital to fund its operations, acquire or lease equipment, reduce its liabilities, and fund its expansion plans consistent with Youbet’s anticipated changes in operations and infrastructure.

Youbet entered into a Securities Purchase Agreement on March 21, 2002, whereby Youbet issued one-year secured notes in the aggregate principal amount of $750,000 at an interest rate of 12% to Youbet’s Chairman of the Board and Chief Executive Officer, and to seven other investors. On

January 24, 2003, Youbet retired these notes for $830,137, which amount included accrued interest through February 8, 2003. In connection with issuance of the notes, Youbet issued warrants to purchase 750,000 shares of Youbet’s common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and a cashless exercise feature. Using the Black-Scholes model, Youbet recorded the $437,137 relative fair value of the warrants issued as a note discount, and amortized this discount as interest expense over a one-year period, the life of the note. These notes were redeemed in February 2003 the remaining unamortized balance was recorded as interest expense.

Youbet entered into a second Securities Purchase Agreement on February 11, 2003, whereby Youbet issued two-year unsecured notes in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors. Interest is paid quarterly; and the notes mature on February 11, 2005. In connection with the issuance of these notes, Youbet agreed to cause the assignment to the investors of a portion of warrants previously issued by Youbet. Accordingly, holders of Youbet’s C and M warrants were offered the opportunity to assign a portion of their warrants to the investors on the following basis:

•	the per share exercise price of warrants held by the C and M holders would be reduced to $0.8075;

•	the term of the warrants would be extended to February 11, 2005; and

•	the number of warrant shares retained by the C and M holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants. The remaining 80% of the warrant shares would be either cancelled by Youbet or assigned to the Investors.

As of April 4, 2003, warrants to acquire 693,194 shares of Youbet’s Common Stock were cancelled, the number of Retained Warrant Shares were 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of Youbet’s Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, Youbet recorded the relative fair value of the 542, 296 warrants retained by the original C and M warrant holders of approximately $227,000 as expense. Using the Black-Scholes model, Youbet recorded the relative fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense. These notes were redeemed on December 30, 2003, and all of the warrants reissued in connection with these notes have been exercised. The entire value of these warrants has been recorded as interest expense for the year ended December 31, 2003.

Net cash provided by operating activities was $2,414,099 and $542,380 for the years ended December 31, 2003 and 2002. The increase in 2003 from 2002 in cash provided by operating activities of $1,871,719 was primarily due to the improvements in operating results, offset, in part, by variations in operating assets and liabilities.

Net cash used in investing activities was $541,212 and $297,107 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 from 2002 relates to higher purchases of equipment, offset, in part, by lower net investment in restricted cash.

Net cash provided by financing activities was $1,841,144 and $753,884 for the years ended December 31, 2003, and 2002, respectively. The increase is attributable to proceeds from the exercise of options and warrants and the proceeds of the issuance of the Second Notes, offset, in part, by the redemption of both the first and Second Notes.

Off Balance Sheet Arrangements

On September 16, 2003, Youbet posted a letter of credit supported by a restricted cash account in the amount of $705,071 in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination. In addition, on September 16, 2003, Youbet and the landlord amended the lease agreement to include the new letter of credit provision which permits annual automatic reductions of approximately $107,000 in the letter of credit obligation. For more information regarding this letter of credit obligation and the related lease, see Note 3 and Note 12 of our consolidated financial statements at the end of this report.

In November 2002, the FASB issued FIN No. 45, (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34”. The following is a summary of the agreements that Youbet has determined are within the scope of FIN 45.

Under its bylaws and certain consulting and employment agreements, Youbet has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Youbet could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Youbet believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

Youbet enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, Youbet generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of Youbet’s activities. These indemnification provisions generally survive termination of the underlying agreement. Youbet has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Youbet believes the estimated fair value of these agreements is minimal. Accordingly, Youbet has no liabilities recorded for these agreements as of December 31, 2003.

Contractual Obligations, Contingent Liabilities and Commitments

Youbet has contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates Youbet’s expected contractual obligations and commitments subsequent to December 31, 2003.

	Payments Due by Period

	2004	2005	2006	2007	2008 and Beyond	Total

Contractual Obligations
Chuck Champion	$440,000	$440,000	$220,000	—	—	$1,100,000
Gary Sproule	104,167	—	—	—	—	104,167
Michael Veitch	250,000	—	—	—	—	250,000
David Marshall	220,000	19,736	—	—	—	239,736
Corporate Office Lease	787,786	811,420	835,732	$860,835	$1,799,920	5,095,693
Oregon Office Lease	13,386	—	—	—	—	13,386

Total	$1,815,339	$1,271,156	$1,055,732	$860,835	$1,799,920	$6,802,982

All accounts payable and accrued expenses as presented on the consolidated financial statement are excluded from this table.

Recent Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Youbet has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 did not have a material effect on our results of operations, financial position or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. When SFAS No. 123 was issued in 1995, the FASB recognized the potential for misleading implications caused by the “ramp-up” effect on reported compensation cost from prospective application of the fair value based method of accounting for stock-based employee compensation to only new grants after the date of adoption. However, the FASB was concerned that retroactive application would be excessively burdensome to financial statement preparers because the historical assumptions required to determine the fair value of awards of stock-based compensation for periods prior to the issuance of SFAS No. 123 were not readily available. Because SFAS No. 123 requires disclosure of the pro forma effect of applying the fair value based method of accounting for those entities that continue to use the intrinsic value method of accounting, historical information about the fair value of awards granted since the original effective date of SFAS No. 123 is readily available. To respond to concerns raised by constituents, including financial statement preparers’ concerns about the ramp-up effect arising from the transition method prescribed by SFAS No. 123 and financial statement users’ concerns about the lack of consistency and comparability in reported results caused by that transition method, this Statement requires new disclosures about the effect of stock-based employee compensation on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the annual and quarterly disclosure provisions of SFAS No. 148. The adoption of this standard involves disclosures only. As the adoption of this standard involved disclosures only, such adoption did not have a material impact on our results of operations, financial position, or liquidity.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We adopted FIN 45 with no material impact on our results of operations, financial position, or liquidity.

In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. To further assist financial statement users in assessing a company’s risks, FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Youbet does not have any interests in variable interest entities, and, therefore, the adoption of FIN 46 did not have a significant impact on the financial position or results of operation of Youbet.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This Statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, or tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Youbet’s consolidated financial position or disclosures.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements for Youbet.com, Inc. are at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of Youbet:

Name	Age	Position

Charles F. Champion	49	Chairman of the Board, Chief Executive Officer, President
Gary W. Sproule	53	Chief Financial Officer
Michael J. Veitch	57	Chief Marketing Officer
Gary Adelson	50	Director
Joseph F. Barletta	67	Director
Guy Chipparoni	46	Director
James Edgar	57	Director
David M. Marshall	40	Vice Chairman of the Board

Biographies of Executive Officers and Directors

CHARLES F. CHAMPION joined Youbet in March 2002 as President and Chief Operating Officer and was promoted to Chief Executive Officer on September 11, 2002. He was elected to the additional position of Chairman of the Board of Youbet on August 5, 2003. He has also served as a Director since March 21, 2002. From July 2001 through March 2002, Mr. Champion served as a consultant to various firms. From January 1999 to June 2001, Mr. Champion was President and Publisher of Access Magazine. From 1995 through 1999, Mr. Champion served as Senior Vice President of Circulation and Marketing for Philadelphia Newspapers, Inc., a Knight Ridder Company, which includes the Philadelphia Inquirer and Daily News. From October 1990 to June 1995, Mr. Champion held various executive positions including Executive Vice-President of Sun-Times Company in Chicago and served as the President of the Chicago Sun-Times Charity Trust. Mr. Champion held a number of management and executive positions from 1973 to 1990 with both the Daily News of Los Angeles and Freedom Newspapers, the publisher of the Orange County Register.

GARY W. SPROULE has served as Chief Financial Officer of Youbet.com since June 4, 2002. Prior to joining the company, Mr. Sproule served as Chief Financial Officer at Disney Interactive where he had worldwide finance responsibilities, including strategic planning, controllership, operations, administration, and information technology. Prior to Disney Interactive, Mr. Sproule served as Chief Financial Officer of WhatsHotNow.com, from 2000 to 2001, and prior to that, Chief Financial Officer of Magnet Interactive Communications, from 1997 to 2000. Mr. Sproule spent 25 years at UNOCAL, from 1972 through 1997, where he last held the position of Chief Operating Officer for the 76 Products Marketing Division.

MICHAEL J. VEITCH became Chief Marketing Officer of Youbet in October of 2002. Prior to joining Youbet, from July 2001 through September of 2002, Mr. Veitch was active in various early-stage media ventures. From April 1998 through June 2001, Mr. Veitch served as the CEO and Vice Chairman of Access Media Inc., the Publishers of Access Magazine. Previous to that, from July 1996 through early 1998, Mr. Veitch was President of Community Newspaper Company. He has amassed 30 years of relevant consumer marketing and general management experience, primarily in the newspaper and magazine industries. His early career included product management positions at both the Washington Post and The New York Times. He has subsequently held General Manager or Presidential positions at major newspaper operations in three of the top ten metropolitan markets. Mr. Veitch was also Chairman and CEO of the country’s second largest independent newspaper representative firm.

GARY ADELSON has served as a Director since April 2002. Since February 1997, Mr. Adelson has been the Managing Partner of EastWest Venture Group. In 1993, Mr. Adelson founded Interactive Cable Systems, a private cable and telephony company that was acquired by MCI. Mr. Adelson began his career as producer of the long-running television series Eight is Enough. He went on to produce many other successful television series, television films, mini-series, and feature films, including The Last Starfighter, a revolutionary film first utilizing reality-based CGI, the Emmy-winning Sybil, Hook, Universal Soldier, and It Could Happen to You. He is a member of the Academy of Television Arts and Sciences, Academy of Motion Picture Arts and Sciences, the American Film Institute, and the Directors Guild of America.

JOSEPH F. BARLETTA has served as a Director since December 2002. Mr. Barletta is an attorney and media business consultant with offices in California. Formerly a New York law partner at Seyfarth, Shaw, Fairweather & Geraldson, he was recently of counsel in the San Francisco office of that firm. On a part time basis, Mr. Barletta has served as Senior Associate Counsel to the Office of Independent Counsel in Washington D.C. and formerly served as a Public Utilities Commissioner for the City and County of San Francisco. Mr. Barletta’s media career includes executive positions at The Wall Street Journal, Chicago Tribune, New York Daily News, San Francisco Newspaper Agency, Freedom Newspapers, and Thomson Newspapers. Mr. Barletta served as President of Murdoch Magazines and earlier was President and Chief Executive of TV Guide. Mr. Barletta is currently a member of the board of advisors of Silicon Prairie Partners, a venture capital firm, and of Digital Star Equity Ventures, a private equity investment firm specializing in media investments. He is also a member of the board of directors of Lebhar-Friedman, Inc., an international business publisher, and of Armanino Foods of Distinction, a publicly traded specialty food manufacturer.

GUY CHIPPARONI has served as a Director since April 2002. Mr. Chipparoni has been President of KemperLesnik Public Affairs, a division of KemperLesnik Communications since October 1998. The unit specializes in community, government and media relations, issues management, and grassroots outreach. Prior to joining KemperLesnik, Mr. Chipparoni was senior managing director of public affairs at Hill & Knowlton’s Chicago office, where, from 1992 to 1997, he built one of the most successful public affairs organizations in the Midwest. Prior to joining H&K, Mr. Chipparoni served as a Press Secretary to the Illinois Secretary of State and, later, former Governor Jim Edgar. Mr. Chipparoni also has worked on behalf of private industry by serving as liaison to state and local government to build support for corporate initiatives.

JAMES EDGAR has served as a Director since June 2002. Mr. Edgar’s career in government spans 30 years. He served in the Illinois executive branch for 20 years, including two four-year terms as Illinois’s 38th Governor and 10 years prior to that as Secretary of State. He worked in the legislative branch of government for 10 years, which included his election to the Illinois House of Representatives. As Governor, Mr. Edgar crafted legislation that allowed horse racing to remain competitive with the rapidly growing riverboat casino industry. He also created laws to improve housing conditions for workers and their families at Illinois tracks. Since leaving the Governor’s Office in January 1999, Mr. Edgar and members of his family have engaged in raising and racing thoroughbreds and standardbreds. Mr. Edgar serves as senior advisor at KemperLesnik Public

Affairs, a division of Chicago-based KemperLesnik Communications, and on a variety of corporate and not-for-profit boards of directors.

DAVID M. MARSHALL has served as a Director since March 2002, when he rejoined Youbet as Chairman of the Board and Chief Executive Officer. In April 2002, Mr. Marshall became Vice Chairman of the Board of Directors as a former Youbet executive was appointed Chairman. In September 2002, Mr. Marshall relinquished his executive role when Charles Champion was promoted to Chief Executive Officer. From 1987 to 1999, Mr. Marshall served as a senior executive and director of Youbet. From 1989 to 1998 he held the title of Chairman of the Board and CEO. Mr. Marshall was also the co-founder of MiddleWare Telecom Corporation and PC-Totes, Inc., both of which merged to become Youbet. In 1987, PC-Totes developed the world’s first fault-tolerant, PC based computer totalisator system that is now used to operate wagering at horse and dog racing tracks in the Pacific Rim. MTC, a consulting company specializing in interactive systems development, had a client portfolio that included General Motors, True North Advertising, NTN Communications, and Maxwell Communications in the U.K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Youbet’s officers and directors, and persons who own more than ten percent of a registered class of Youbet’s equity securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4, and 5) with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten percent holders are required to furnish Youbet with copies of all such forms, which they may have filed.

Based solely upon a review of Forms 3 and Forms 4 furnished to Youbet during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2003, except that Joseph F. Barletta who was late filing a Form 4 with respect to one transaction in July 2003. Corrective action has been taken.

Audit Committee Matters

The current members of Youbet’s Audit Committee are Gary Adelson (Chair), James Edgar and Guy Chipparoni. While the Board believes that each of the current Audit Committee members has the financial sophistication necessary to read and understand Youbet’s financial statements, none of the members have the background or experience required of an “audit committee financial expert” under Securities and Exchange Commission rules. In addition, the Board of Directors has determined Mr. Adelson and Mr. Edgar do not meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934. Accordingly, Youbet’s Nominating and Corporate Governance Committee has identified director nominees who are independent under Rule 10A-3 and at least one nominee who qualifies as an audit committee financial expert, and the Board intends to submit these nominees to a vote of stockholders at the next annual meeting.

Code of Ethics

Youbet has adopted a code of business conduct and ethics for directors, officers (including Youbet’s principal executive officer, principal financial officer and controller) and employees, known as the Youbet.com Code of Conduct. The Code of Conduct is available on Youbet’s website at http://www.youbet.com/aboutyoubet/investors. Stockholders and others may request a free copy of the Code of Conduct by writing to Youbet.com, Inc., 5901 De Soto Avenue, Woodland Hills, California 91367, Attention: Secretary.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by Youbet for the years ended December 31, 2003 and 2002 to the Chief Executive Officer and other executive officers of Youbet whose total salary and bonus for 2003 exceeded $100,000. All of the named executive officers joined Youbet in 2002, so no compensation disclosure for 2001 appears in the table.

						* Long Term
		Annual Compensation				Compensation
						Awards &
Name and Principal Position	Year	Salary	Bonus	Other		Securities

Charles F. Champion	2003	$388,332	$175,000	$87,995	(1)	950,000
Chairman of the Board, Chief	2002	204,360	25,000	31,426		750,000
Executive Officer and President		—	—	—		—
Gary W. Sproule	2003	$245,192	$125,000	$10,210	(2)	—
Chief Financial Officer	2002	125,481	—	5,250		300,000
Michael Veitch	2003	215,384	50,000	56,038	(3)	250,000
Chief Marketing Officer	2002	46,154	25,000	2,250		100,000

*	Includes stock options.

(1)	In 2003 and 2002, respectively, consists of $6,000 and $7,269 for automobile allowance, $74,992 and $22,892 for duplicative living expenses, and $7,003 and $1,265 for exec-u-care medical insurance.

(2)	In 2003 and 2002, respectively, consists of $9,000 and $5,250 for automobile allowance and $1,210 and $0 for exec-u-care medical insurance.

(3)	In 2003, consists of $9,000 for automobile allowance, $39,840 for duplicative living expenses, and $7,198 for exec-u-care medical insurance. In 2002, consists of $2,250 automobile allowance.

Board of Directors

Directors who are also employees receive no additional compensation for serving on the Board or its committees.

Beginning in 2003, non-employee directors received:

•	$1,000 for each Board or Board member required meeting attended;

•	$500 for participation in each telephonic Board meeting;

•	$500 for each Board committee meeting attended;

•	$250 for participation in each telephonic Board committee meeting;

•	15,000 stock options granted annually, commencing after the initial year of service; and

•	5,000 stock options granted annually for each Board committee on which the director serves.

All stock option exercise prices are set at the current market price on the day of the grant. The options will vest monthly over one year and are exercisable for a period of ten years from the date of grant. Non-employee directors are also reimbursed for travel costs and other out-of-pocket expenses incurred to attend Board and Board committee meetings.

Employment and Service Agreements

Charles F. Champion

Effective March 11, 2002, Charles Champion and Youbet entered into an employment agreement pursuant to which Mr. Champion serves as a Director and as President and Chief Operating Officer of Youbet through March 2005. This employment agreement provided for Mr. Champion to receive an annual salary of $200,000 during the first year, subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion will receive a monthly car allowance in the amount of $750. Mr. Champion was granted 400,000 stock options at an exercise price of $0.50, pursuant to Youbet’s 1998 Stock Option Plan.

Effective April 22, 2002, Mr. Champion and Youbet entered into a First Amendment to the original employment agreement dated March 11, 2002. After the original employment agreement was entered into, Youbet and Mr. Champion learned that certain vesting and matching provisions of the agreement could not be honored. In order to make Champion whole as a result of the impediment and in order to clarify his rights with respect to stock options, this First provides that in the event of separation from Youbet for any reason before expiration of employment agreement, Mr. Champion will be reimbursed for the unvested portion of company matched funds in his 401(k) account.

Effective September 11, 2002, Mr. Champion and Youbet entered into a Second Amendment to the original employment agreement dated March 11, 2002, to reflect his appointment to the position of Chief Executive Officer, in addition to President. Effective September 1, 2002, his annual salary was increased to $340,000 and he was granted an additional 350,000 stock options at an exercise price of $0.54, pursuant to Youbet’s 1998 Stock Option Plan. The first 50,000 options vest immediately, with the remaining 300,000 options vesting at the rate of 10,000 per month. The amendment also provided that Mr. Champion will receive a special achievement bonus of 150,000 shares of Youbet common stock upon a change of control as defined therein. Mr. Champion will be reimbursed up to $60,000 during the period September 1, 2002 through August 31, 2003 for duplicative living expenses while working in Los Angeles and residing in Pennsylvania.

Effective June 16, 2003, Mr. Champion and Youbet entered into a new three year employment agreement. Under the new agreement, Mr. Champion’s annual salary was increased to $440,000. In addition, he received an additional 950,000 stock options at an exercise price of $2.23, all of which are immediately vested and all unvested options immediately vested. The agreement also extends the $60,000 duplicative living expenses and car allowance for an additional two years.

Gary W. Sproule

Effective June 3, 2002, Gary W. Sproule and Youbet entered into an Employment Agreement pursuant to which Mr. Sproule serves as Chief Financial Officer of Youbet through June 2, 2004. This employment agreement provides for Mr. Sproule to receive an annual salary of $225,000 during the first year and an annual salary of $250,000 during the second year. Mr. Sproule is eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Sproule is to receive a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $0.78, pursuant to Youbet’s 1998 Stock Option Plan. If there is a change in control and Mr. Sproule’s employment is terminated, he will be entitled to a severance payment equal to 90 days of his annual compensation. This employment agreement was amended effective March 1, 2003 to accelerate his second year annual salary. In August 2003, Youbet entered into a supplement to Mr. Sproule’s agreement which extended the amount of his severance and retention payments in the event of a change of control.

Michael Veitch

Effective September 30, 2002, Michael Veitch and Youbet entered into an Employment Agreement pursuant to which Mr. Veitch serves as Chief Marketing Officer of Youbet through October 1, 2004. This employment agreement provides for Mr. Veitch to receive an annual salary of $200,000 during the first year and an annual salary of $250,000 during the second year. Mr. Veitch received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year and second year, to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Veitch was granted 100,000 stock options with a vesting period of 60 days, at an exercise price of $0.53 per share, pursuant to Youbet’s 1998 Stock Option Plan. If there is a change of control and Mr. Veitch’s employment is terminated, he will be entitled to a severance payment equal to six months of his annual compensation. Mr. Veitch is to receive a monthly car allowance in the amount of $750 and will be reimbursed up to $30,000 during the period September 30, 2002 through September 30, 2004 for duplicative living expenses while working in Los Angeles and residing in Massachusetts. In August 2003, Youbet entered into a supplement to Mr. Veitch’s agreement which extended the amount of his severance and retention payments in the event of a change of control. In November 2003, Youbet awarded a bonus of 250,000 stock options at an exercise price of $2.00 per share, the fair market value on the date of grant, pursuant to Youbet’s 1998 Stock Option Plan.

Option Grants in 2003

The following table sets forth certain information regarding option grants to each of Youbet’s named executive officers during the year ended December 31, 2003.

Rates of Stock Appreciation
	Individual Grants (1)				for Option Term

	Number of	Percent of Total
	Securities	Options Granted to
	Underlying Options	All Employees in	Exercise Price per	Expiration	5% per	10% per
Name	Granted (1)	2003 (2)	Share	Date	Year (3)	Year (3)

Charles F. Champion	950,000	51.9%	$2.23	11/20/13	$1,332,313	$3,376,343
Gary W. Sproule	—	—	—	—	—	—
Michael J. Veitch	250,000	13.6%	2.00	11/27/08	251,558	637,497

(1)	Options were granted under the 1998 Stock Plan and are exercisable for common stock.

(2)	For the year ended December 31, 2003, a total of 1,831,734 stock options were granted to all employees including all named executive employees.

(3)	Potential realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the current market value, of our common stock) set by the Securities and Exchange Commission, and therefore, are not intended to forecast possible future appreciation, if any, of Youbet’s stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock as well as the optionholder’s continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option.

Option Exercises and Fiscal Year-End Values

As of December 31, 2003, for each of the named executive officers, the following table lists the number of Youbet common shares underlying unexercised stock options and the value of unexercised in-the-money stock options.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
			Options at 12/31/03 (1)		Options at 12/31/03 (2)
	Shares Acquired on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles F. Champion	—	—	1,435,000	265,000	$1,232,450	$527,050
Gary W. Sproule	—	—	75,000	225,000	129,750	389,250
Michael J. Veitch	—	—	350,000	—	325,500	—

(1)	Options shown were granted under the 1998 Stock Option Plan.

(2)	Value of exercisable and unexercisable in-the-money stock options were calculated by taking the difference between the exercise price of each option and the closing market price of $2.51 for the common stock on December 31, 2003 and then multiplying by the number of options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, there were 28,377,443 shares of common stock outstanding. The table below sets forth information as of December 31, 2003, listing individuals and entities who are known, primarily from Schedules 13D and 13G filed by such individuals and entities, to beneficially own more than 5% of Youbet’s common stock.

	Amount of Shares
	Beneficially	Percent of Shares
Name and Address of Beneficial Owner (1)	Owned	Outstanding

Charles F. Champion	1,477,5002	5.2%
5901 De Soto Avenue Woodland Hills, California 91367
David M. Marshall	1,897,8873	6.7%
5901 De Soto Avenue Woodland Hills, California 91367
Coghill Capital Management, L.L.C	1,812,2934	4.9%
One North Wacker Drive, Suite 4725 Chicago, Illinois 60606
ODS Technologies, LP dba TVG	25,492,4995	51.0%
6701 Center Drive West, Suite 160 Los Angeles, California 90045

1.	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet common stock.

2.	Consists of 42,500 shares of Common Stock owned by Mr. Champion directly and 1,435,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Champion.

3.	Consists of (i) 797,787 shares of Common Stock owned by Mr. Marshall directly or through David Marshall, Inc., (ii) 100 shares of Common Stock issuable upon the exercise of stock options held by Mr. Marshall, (iii) 100,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Marshall, and (iv) 1,000,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to a Services Agreement between Youbet and David Marshall, Inc. Excludes shares of Common Stock and shares underlying exercisable warrants owned by Sid Marshall and the Memorial Gift Trust for which Sid Marshall, David’s father, serves as Trustee.

4.	The information contained in this table, other than the calculation of percent of shares outstanding, with respect to Coghill Capital Management is based solely on a filing on Schedule 13G reporting beneficial ownership to the Securities and Exchange Commission.

5.	Includes 21,607,849 shares of common stock subject to adjustment as described in “Strategic Relationships—TVG” above.

Stock Ownership of Officers and Directors

The following table sets forth, as of December 31, 2003, the amount of our common stock beneficially owned by:

1.	Directors;

2.	The officers named in the Executive Compensation table;

3.	All directors and officers as a group.

Name of Beneficial	Amount and Nature	Percent of Shares
Owner 1	of Beneficial Ownership	Outstanding

Charles F. Champion	1,477,5002	5.2%
David M. Marshall	1,897,8873	6.7%
Gary W. Sproule	75,0004	*
Michael Veitch	380,6475	1.3%
Gary Adelson	43,7506	*
Joseph F. Barletta	47,5007	*
Guy Chipparoni	71,2508	*
James Edgar	65,0009	*
All directors and executive officers as a group - 8 persons	4,058,534	14.3%

*	Less than one percent

(1)	Beneficial ownership is determined according to the rules of the Securities and Exchange Commission and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their common stock.

(2)	Consists of 1,435,000 shares of Common Stock issuable upon the exercise of stock options and 42,500 shares of Common Stock owned.

(3)	Consists of (i) 797,787 shares of Common Stock owned by Mr. Marshall directly or through David Marshall, Inc., (ii) 100 shares of Common Stock issuable upon the exercise of a stock option held by Mr. Marshall, (iii) 100,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Marshall, and (iv) 1,000,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to a Services Agreement between Youbet and David Marshall, Inc. Excludes shares of Common Stock and shares underlying exercisable warrants owned by Sid Marshall and the Memorial Gift Trust for which Sid Marshall, David’s father, serves as Trustee.

(4)	Consists of 75,000 shares of Common Stock issuable upon the exercise of stock options.

(5)	Consists of 350,000 shares of Common Stock issuable upon the exercise of stock options and 30,647 shares of Common Stock owned.

(6)	Consists of 43,750 shares of Common Stock issuable upon the exercise of stock options.

(7)	Consists of 47,500 shares of Common Stock issuable upon the exercise of stock options and 5,000 shares of Commons Stock owned.

(8)	Consists of 46,250 shares of Common Stock issuable upon the exercise of stock options and 25,000 shares of Common Stock owned.

(9)	Consists of 65,000 shares of Common Stock issuable upon the exercise of stock options.

Equity Compensation Plan

The following table sets forth certain information regarding Youbet’s 1998 Stock Option Plan. All information set forth below is as of December 31, 2003, pursuant to applicable regulations.

Number of Securities
Available for
Future Issuance
Under Equity
	Number of		Compensation Plans
	Securities to be	Weighted-Average	(Excluding
	Issued Upon	Exercise Price of	Securities Warrants
	Exercise of	Outstanding	and Rights Warrants
	Outstanding	Options, Warrants,	and Rights
	Options, Warrants,	and Rights	Reflected in (a))
Equity Compensation Plans...	and Rights (a)	(b)	(a) + (b) = (c)

Stock Options Approved by Security Holders	6,581,704	$1.15	621,770

Changes in Control

TVG holds a warrant that when exercised, assuming TVG holds all of the shares it currently owns, will result in TVG holding 51% of Youbet’s then outstanding shares. For further information, see “Strategic Relationships—TVG” above.

Youbet’s Compensation Committee has approved a retention and/or severance package for all employees in the event Youbet undergoes a change of control. A change of control is defined as (i) any person acquiring beneficial ownership of Common Stock having the power to cast more than 30% of the votes with respect to the election of directors or to otherwise designate a majority of the Board, (ii) the sale or other disposition of all or substantially all of Youbet’s assets, or (iii) a merger or consolidation in which Youbet was not the surviving entity or which triggers a change of control under clause (i) or (ii).

The plan provides for severance payments in the event of a change of control encompassing:

•	a multiple of annual salary if an employee is terminated within two years of the change of control;

•	payment of COBRA benefits for one year; and

•	all unvested options vest immediately and may be exercised within 90 days of termination.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1999, David Marshall, Inc. and Youbet entered into a services agreement pursuant to which David M. Marshall served as Vice-Chairman of the Board of Youbet until December 31, 1999. For making Mr. Marshall’s services available, David Marshall, Inc. received a base fee of $150,000 per year plus the amount of payroll taxes Youbet would have paid if Mr. Marshall were an employee of Youbet and other miscellaneous benefits. David Marshall, Inc. was also entitled to receive an annual bonus determined by the Board in its discretion. David Marshall, Inc. terminated the agreement pursuant to a provision which permitted David Marshall, Inc. to terminate the agreement at anytime after December 31, 1999 and receive the compensation and benefits provided under the agreement for two years. The services agreement replaced an employment agreement entered into between Mr. Marshall and Youbet in June 1998, which had substantially the same terms. Mr. Marshall resigned his position as Vice Chairman and officer effective December 31, 1999. Mr. Marshall was re-appointed Chairman of the Board and Chief Executive Officer on March 21, 2002. In September 2002, Mr. Marshall became Vice Chairman of the Board. Effective January 31, 2004, Mr. Marshall’s contract automatically renewed for a one-year term.

Youbet entered into a Securities Purchase Agreement on March 21, 2002, whereby the prior Board approved the issuance of two one-year secured notes each in the principal amount of $100,000 at an interest rate of 12% to (1) a corporation owned by David Marshall, who became Youbet’s Chairman of the Board and Chief Executive Officer, and (2) Lawrence Lucas. As consideration for the notes, Mr. Marshall’s and Mr. Lucas’s corporations each received five-year warrants to purchase 100,000 shares of Youbet’s common stock at an exercise price of $0.50 per share. The sale of the notes and the issuance of the warrants was part of an aggregate financing in the amount of $750,000. In January 2003, the Notes were retired ahead of schedule and both principal and all accrued interest were paid.

In June 2002, Youbet entered into a three year Consulting Agreement with James Edgar to provide political and legislative advice as directed by the Chief Executive Officer. In consideration, Mr. Edgar received options to purchase up to 60,000 shares of common stock at an exercise price of $0.50 per share, vesting ratably over 36 months with a ten-year term.

In May 2001, Youbet entered into a track content and patent license agreement and a warrant issuance agreement with TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video and data content for the purpose of streaming such content online and the agreement of race tracks to accept wagers based on such content, and to use TVG’s patented systems for making pari-mutuel wagers on horse races online. For more information see “Strategic Relationships—TVG” above.

For a description of certain agreements between Youbet and certain current Board members and executive officers, see “Executive Compensation—Employment and Service Agreements” above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
No.

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003)
3.2	Amended and Restated Bylaws of Youbet.com, Inc. (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004)
4.1	Registration Rights Agreement by and among Youbet.com (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (Incorporated by reference to Youbet.com’s Form 8-K dated June 29, 1998).
4.2	Form of Series C Warrant to purchase Youbet.com common stock (Incorporated by reference to Youbet.com’s Prospectus filed pursuant to Rule 424 dated October 4, 1999).
4.3	Form of Series M Warrant to purchase Youbet.com common stock (Incorporated by reference to Youbet.com’s Prospectus filed pursuant to Rule 424 dated October 4, 1999).
4.4	Form of Series M Warrant to purchase Youbet.com common stock (Incorporated by reference to Youbet.com’s Prospectus filed pursuant to Rule 424 dated October 4, 1999).
4.5	Warrant to purchase Youbet.com common stock issued to Robert M. Fell dated June 29, 1998 (Incorporated by reference to Youbet.com’s Form 8-K dated June 29, 1998).
4.6	Form of warrant to purchase Youbet.com common stock issued to Lorne Goldberg and Elizabeth Edlich dated August 12, 1999 (Incorporated by reference to Youbet.com’s Registration Statement on Form S-3 (No. 333-85675) dated September 29, 1999).
4.7	Form of Warrant to Purchase Youbet.com common stock issued to certain existing holders of C and M warrants and to the investors of the Second Notes (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
4.8	Form of Additional TVG Warrant (Incorporated by reference to Exhibit 7(c) to the Schedule 13D (SEC File No. 005-78294) filed by Gemstar-TV Guide International, Inc. on June 3, 2002)
10.1	1998 Stock Option Plan (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 1998).

10.2	Telecommunications Facilitation System Agreement between Youbet.com and Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc. dated June 23, 1997 (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 1998).
10.3	Agreement between Youbet.com and Netixs Communications dated March 3, 1999 (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 1998).
10.4	Agreement between Youbet.com and Axcis dated September 1, 1999 (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 1999).
10.5	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (Incorporated by reference to Youbet.com’s Form 10-K for the year ended December 31, 2000).
10.6	Amendment, dated as of September 8, 2003, to lease agreement for the Woodland Hills Facility dated March 11, 2000.
10.7	License and Content Agreement dated May 18, 2001 by and between the TVG Parties and Youbet.com, Inc. (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2001).
10.8	Warrant Issuance Agreement dated May 18, 2001 by and between Youbet.com, Inc. and TVG (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2001).
10.9	Securities Purchase Agreement between Youbet.com and David Marshall, Inc. dated March 21, 2002. (Incorporated by reference to Youbet.com’s Form 10-K for the year ended December 31, 2001).
10.10	Employment Agreement between Youbet.com and Charles F. Champion dated March 11, 2002. (Incorporated by reference to Youbet.com’s Form 10-K for the year ended December 31, 2001).
10.11	First Amendment dated April 22, 2002 to Employment Agreement between Youbet.com and Charles F. Champion dated March 11, 2002 (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.12	Second Amendment to Employment Agreement between Youbet.com and Charles F. Champion dated September 1, 2002 (Incorporated by reference to Youbet.com’s Form 10-QSB for the quarter ended September 30, 2002).
10.13	Employment Agreement between Youbet.com and Michael J. Veitch (Incorporated by reference to Youbet.com’s Form 10-QSB for the quarter ended September 30, 2002).
10.14	Services Agreement dated February 1, 2002 by and between Youbet.com and David Marshall, Inc., as amended by an amendment dated March 27, 2003 (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.15	Services Agreement dated February 1, 2002 by and between Youbet.com and Conor Communications Company as amended by an amendment dated March 27, 2003 (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.16	Employment Agreement dated June 3, 2002 by and between Youbet.com and Gary W. Sproule (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.17	Note Purchase Agreements dated February 11, 2003 by and between Youbet.com and the Investors as the Purchasers (Incorporated by reference to Youbet.com’s Form 8-K dated February 11, 2003).
10.18	Settlement Agreement and Release (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2003).
10.19	Separation Agreement, dated as of May 3, 2000, by and between Youbet.com and Russell Fine (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.20	Release Agreement, dated as of April 22, 2003, by and among Youbet.com, Inc., Russell Fine and Fineline Services, LLC (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.21	Consulting Agreement, dated as of June 19, 2003, by and between Youbet.com, Inc. and James R. Edgar (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.22	Form of Supplement to Employment Agreement (Incorporated herein by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.23	Settlement Agreement, dated as of February 19, 2004, by and between Youbet.com, Inc. and ODS Technologies, L.P. d/b/a TVG Network and, solely for the purposes of Section 2.2(a), Charles F. Champion (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004).
10.24	Form of Amendment to Supplement to Employment Agreement (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004).
10.25	Employment Agreement dated as of June 16, 2003 by and between Youbet.com, Inc. and Charles F. Champion.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K

Form 8-K, dated October 28, 2003 and filed October 28, 2003, furnishing under Items 7 and 12 the third quarter 2003 earnings of Youbet.com.

Form 8-K, dated October 29, 2003 and filed October 30, 2003, reporting under Items 7 and 9 the release by the Oregon Racing Commission report of its quarterly hub handles.

Form 8-K, dated November 21, 2003 and filed November 25, 2003, reporting under Items 7 and 9 the slide presentation that was presented to the California State Assembly Select Committee on the California Horse Racing Industry.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees for services BDO Seidman, LLP provided during fiscal years 2003 and 2002:

	2003	2002

Audit Fees(1)	$121,231	$106,000
Audit-related fees(2)	0	0
Tax fees(3)	24,950	23,000
All other fees(4)	0	0

Total	$146,181	$129,000

(1)	Represents fees for professional services provided in connection with the audit of Youbet’s annual financial statements and review of Youbet’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with a Delaware statutory filing.

(2)	During 2003 and 2002, Youbet did not incur fees for assurance services related to the audit of Youbet’s financial statements and for services in connection with audits of Youbet’s benefit plans, which services would be reported in this category.

(3)	Represents fees for services and advice provided in connection with preparation of Youbet’s federal and state (California and Oregon) tax returns.

(4)	During 2003 and 2002, the Company did not incur any other fees related to Youbet’s financial statements and other services provided.

Youbet’s Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman, LLP. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Woodland Hills, State of California, on the 8th day of March, 2004.

YOUBET.COM, INC

March 8, 2004	By:	/s/ Charles F. Champion

Charles F. Champion, President, Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CHARLES F. CHAMPION Charles F. Champion	President, Chief Executive Officer and Chairman of the Board	March 8, 2004

/s/ GARY W. SPROULE Gary W. Sproule	Chief Financial Officer	March 8, 2004

/s/ CHARLES R. BEARCHELL Charles R. Bearchell	Vice President, Finance Chief Accounting Officer	March 8, 2004

/s/ DAVID M. MARSHALL David M. Marshall	Vice Chairman of the Board	March 8, 2004

/s/ GARY ADELSON Gary Adelson	Director	March 8, 2004

/s/ JOSEPH BARLETTA Joseph Barletta	Director	March 8, 2004

/s/ GUY CHIPPARONI Guy Chipparoni	Director	March 8, 2004

/s/ JAMES EDGAR James Edgar	Director	March 8, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Youbet.com, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California
February 11, 2004, except for Note 16 which is as of February 19, 2004

Youbet.com, Inc.
Consolidated Balance Sheets

	December 31,

	2003	2002

ASSETS:
Current Assets:
Cash and Cash Equivalents	$8,273,926	$4,559,897
Restricted Cash, current (Note 3)	3,518,016	2,351,421
Receivables (Note 9)	140,657	790,686
Interest and Other Receivables (Note 9)	1,270,759	23,682
Prepaid Expenses	884,409	436,119

Total Current Assets	14,087,767	8,161,805
Property and Equipment, net (Note 6)	2,731,922	3,953,912
Licensing Rights, net (Note 4)	1,407,447	5,022,830
Deferred Lease Costs	29,331	33,521
Deposits (Note 10)	595,650	1,300,785

TOTAL ASSETS	$18,852,117	$18,472,853

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable — Trade	$439,559	$604,417
Fees Payable to Related Party (Note 4)	3,426,076	2,113,540
Accounts Payable — Track Related (Note 5)	2,539,534	4,293,289
Accrued Expenses (Note 7)	1,756,918	729,735
Customer Deposits	2,356,004	1,477,255
Accrued Compensation and Related Items	524,197	532,796
Deferred Revenues	79,519	26,577
Notes Payable, face $750,000, net of unamortized discount of $97,807 (Note 8)	—	652,193

TOTAL LIABILITIES	$11,121,807	$10,429,802

Stockholders’ Equity:
Preferred Stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common Stock, $0.001 par value, authorized 100,000,000 shares 28,377,443 and 23,422,600 shares outstanding as of December 31, 2003 and 2002, respectively	$28,377	$23,422
Treasury Stock (623,683 shares at cost)	(1,828,709)	—
Additional Paid In Capital	101,377,238	95,863,660
Accumulated Deficit	(91,846,596)	(87,844,031)

TOTAL STOCKHOLDERS’ EQUITY	7,730,310	8,043,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,852,117	$18,472,853

See Accompanying Notes to Consolidated Financial Statements

Youbet.com, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2003	2002

Revenue (Notes 4 and 5)
Commissions	$52,204,309	$25,614,502
Subscription and Transaction Fees	600,302	26,949
Race Information	315,333	230,384

Total Revenue	53,119,944	25,871,835
Operating Expenses:
Track Fees	24,216,552	10,404,658
Licensing Fees — Related Party (Note 4)	10,445,370	5,674,987
Network Operations	2,119,832	1,942,254
Research and Development	1,989,657	1,961,534
Sales and Marketing	1,898,615	1,897,952
General and Administrative	10,306,600	7,126,818
Depreciation and Amortization	5,271,965	5,590,533

Total Operating Expenses	56,248,591	34,598,736

Loss From Operations	(3,128,647)	(8,726,901)

Other Income (Expense):
Interest Income	52,858	37,846
Interest Expense	(1,005,827)	(428,019)
Other	79,851	126,635

Total Other Income (Expense)	(873,118)	(263,538)

Loss Before Taxes	(4,001,765)	(8,990,439)
Taxes	(800)	(800)

Net Loss	$(4,002,565)	$(8,991,239)

Basic and Diluted Loss per Share:
Net Loss per Common Share	$(0.15)	$(0.41)

Weighted Average Number of Common Shares Outstanding	26,259,034	21,751,668

See Accompanying Notes to Consolidated Financial Statements

Youbet.com, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003 and 2002

	Common Stock
			Treasury	Additional	Accumulated
	Shares	Amount	Stock	Paid-In-Capital	Deficit	Total

Balance at January 1, 2002	19,537,950	$19,538	$—	$95,084,423	$(78,852,792)	$16,251,169
Warrant Exercised (Note 4)	3,884,650	3,884				3,884
Fair Value of Stock Options and Warrants Issued				437,137		437,137
Non-Cash Compensation				342,100		342,100
Net Loss for the Year	—	—	—	—	(8,991,239)	(8,991,239)

Balance at December 31, 2002	23,422,600	$23,422	$—	$95,863,660	$(87,844,031)	$8,043,051
Warrant Exercised (Note 4)	3,341,480	3,341	(1,458,000)	2,917,041		1,462,382
Stock Options Exercised	1,613,363	1,614	(370,709)	1,497,857		1,128,762
Fair Value of Stock Options and Warrants Issued				518,223		518,223
Non-Cash Compensation				580,457		580,457
Net Loss for the Year	—	—	—	—	(4,002,565)	(4,002,565)

Balance at December 31, 2003	28,377,443	$28,377	$(1,828,709)	$101,377,238	$(91,846,596)	$7,730,310

See Accompanying Notes to the Consolidated Financial Statements

Youbet.com, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2002

Increase (Decrease) In Cash and Cash Equivalents
Cash Flows from Operating Activities:
Net Loss	$(4,002,565)	$(8,991,239)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,271,965	5,590,533
Non-Cash Interest Expense	802,982	339,330
Non-Cash Compensation	393,505	342,100
Loss on Disposal of Assets	(1,443)	(1,937)
Change in Operating Assets and Liabilities:
Restricted Cash	(1,069,781)	(1,992,370)
Receivables	650,029	(512,451)
Interest and Other Receivables	(1,247,077)	35,786
Prepaid Expenses	(448,290)	(2,483)
Deferred Lease Cost	4,190	4,190
Deposits	705,135	(410,383)
Account Payable – Trade	(164,858)	(659,841)
Fees Payable — Related Parties	1,312,536	1,683,853
Accounts Payable — Track Related	(1,753,755)	4,116,486
Accrued Expenses	1,027,183	(312,666)
Customer Deposits	878,749	1,099,213
Accrued Compensation and Related Items	(8,599)	197,683
Deferred Revenues	52,942	18,480

Net Cash Provided by Operating Activities	$2,402,848	$544,284

Cash Flows From Investing Activities:
Restricted Cash	(96,814)	(251,184)
Proceeds from Sale of Assets	12,500	—
Purchases of Property and Equipment	(445,649)	(47,827)

Net Cash Used in Investing Activities	$(529,963)	$(299,011)

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	2,591,144	3,884
Proceeds from Notes Payable	2,000,000	750,000
Payments on Notes Payable	(2,750,000)	—

Net Cash Provided by Financing Activities	$1,841,144	$753,884

Net Increase (Decrease) in Cash and Cash Equivalents	$3,714,029	$999,157
Cash and Cash Equivalents at the Beginning of the Year	4,559,897	3,560,740

Cash and Cash Equivalents at the End of the Year	$8,273,926	$4,559,897

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$264,223	$134,199
Cash Paid for State Franchise Tax	$800	$800

See Accompanying Notes to Consolidated Financial Statements

Youbet.com, Inc
Notes to Consolidated Financial Statements

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

Youbet.com, Inc., a Delaware corporation, and its wholly owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as “Youbet.com”, “Youbet”, or the “Company”. All intercompany accounts and transactions have been eliminated in consolidation.

Business

Youbet has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet Expresssm, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet brand, its products, and its services throughout the United States and select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly into their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S., Canadian, and Australian horse races.

On August 2, 2001, Youbet received a multi-jurisdictional license from the State of Oregon Racing Commission to accept and place online and telephone horse racing pari-mutuel wagering. In each of August 2002 and 2003, Youbet obtained a one year renewal of its Oregon license.

On February 21, 2002, Youbet received a license from the State of California Horse Racing Board to accept and place online and telephone horse racing pari-mutuel wagering from California residents. On February 22, 2003, Youbet obtained a two-year renewal of its California license. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of Youbet.

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

Revenue Recognition

Youbet records gross commission proceeds as Revenue and records the related costs under operating expenses as Track Fees and Licensing Fees – Related Party. In addition, Youbet recognizes net commissions earned on wagers placed at third-party wagering facilities as

Revenue. Youbet records on a monthly basis, the current portion of paid subscriptions as Revenue and the balance as Unearned Revenue. Youbet also records as Revenue sales of handicapping information on a per-use basis. Youbet’s revenue recognition policies are in conformity with Staff Accounting Bulletin No. 104.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

Concentration of Credit Risk

Youbet maintains cash balances at various financial institutions. Deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. At December 31, 2003, and December 31, 2002, Youbet had uninsured cash and cash equivalents, and restricted cash of $10,320,727 and $3,970,890, respectively.

Fair Value of Financial Instruments

The carrying value of Youbet’s financial instruments, consisting primarily of receivables, accounts payable and notes payable, approximates fair value due to the maturity of these financial instruments.

Property and Equipment

Property and equipment are stated at cost. Equipment and furniture are depreciated using the straight-line method over their estimated useful life of three to five years. Leasehold improvements are amortized over the economic life or the term of the lease, whichever is shorter.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover its carrying amount. Youbet measures impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows. Impairment losses, if any, are recorded currently.

Income Taxes

Youbet accounts for income taxes utilizing the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine that it is more likely than not that the net deferred tax asset will be realized.

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

As of December 31, 2003, potential dilutive securities representing 24,443,578 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 6,581,704 outstanding options and 17,861,874 outstanding warrants.

As of December 31, 2002, potential dilutive securities representing 28,390,153 shares of common stock were not included in the earnings per share calculation since their effect would be anti-dilutive. Potential dilutive securities consisted of 6,598,075 outstanding options and 21,792,078 outstanding warrants.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans, allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but to disclose the pro forma effect on net loss and diluted loss per share had the fair value of the stock options been expensed. Youbet has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of Youbet’s common stock at the date of grant above the amount an employee must pay to acquire the stock. The pro forma effects on net loss and per share data using the fair value method are disclosed.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year presentation with no effect on previously recorded net loss or stockholders’ equity.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. Youbet adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 did not have a material effect on our results of operations, financial condition, or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 123 required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. When SFAS No. 123 was issued in 1995, the FASB recognized the potential for misleading implications caused by the “ramp-up” effect on reported compensation cost from prospective application of the fair value based method of accounting for stock-based employee compensation to only new grants after the date of adoption. However, the FASB was concerned that retroactive application would be excessively burdensome to financial statement preparers because the historical assumptions required to determine the fair value of awards of stock-based compensation for periods prior to the issuance of SFAS No. 123 were not readily available. Because SFAS No. 123 requires disclosure of the pro forma effect of applying the fair value based method of accounting for those entities that continue to use the intrinsic value method of accounting, historical information about the fair value of awards granted since the original effective date of SFAS No. 123 is readily available. To respond to concerns raised by constituents, including financial statement preparers’ concerns about the ramp-up effect arising from the transition method prescribed by SFAS No. 123 and financial statement users’ concerns about the lack of consistency and comparability in reported results caused by that transition method, this Statement requires new disclosures about the effect of stock-based employee compensation on reported results. This Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the annual and quarterly disclosure provisions of SFAS No. 148. The adoption of SFAS No. 148 involves disclosures only. As the adoption of this standard involved disclosures only, such adoption did not have a material impact on Youbet’s results of operations, financial position, or liquidity.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We adopted FIN 45 with no material impact on Youbet’s results of operations, financial position, or liquidity.

In an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. To further assist financial statement users in assessing a company’s risks, the Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Youbet does not have any interests in variable interest entities and, therefore, the adoption of FIN 46 did not have a significant impact on the financial position or results of operation of Youbet.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) manditorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed or tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Youbet’s consolidated financial position or disclosures.

NOTE 3: RESTRICTED CASH

Obligations Under Facilities Leases

Under a lease that expires March 15, 2010, Youbet’s executive and operating offices occupy approximately 30,000 square feet located at 5901 De Soto Avenue, Woodland Hills, California. For more information regarding the lease agreement, see Note 12. As required by the lease agreement, at the inception of the lease, Youbet obtained a one-year $1,029,000 letter of credit in favor of the landlord, which was secured by cash. Youbet is obligated for the next ten years to maintain a letter of credit equal to the original amount of $1,029,000 less $107,867 per year for every year elapsed during the first five years and less $97,867 per year for every year elapsed thereafter. At the end of the second year of the lease, Youbet did not renew its letter of credit, which expired on March 28, 2002, and as such, the landlord drew $920,805 against the letter of credit and held such amount as a deposit.

On September 16, 2003, Youbet posted a new letter of credit supported by a restricted cash account in the amount of $707,804, and the landlord returned the $920,805 deposit. The new letter of credit includes automatic renewals on the anniversary date of the lease origination. In addition, on September 16, 2003, Youbet and the landlord amended the lease agreement to include the new letter of credit provision which permits annual automatic reductions in the letter of credit obligation. As of December 31, 2003, the cash to support the letter of credit is classified as restricted cash, current in Youbet’s accompanying audited consolidated financial statements.

Players TrustSM

As of December 31, 2003, the balance of customer accounts maintained in Players TrustSM was $2,634,585 all of which is recorded as restricted cash, current. The amount as of December 31, 2003 was $116,427 in excess of customer deposits. As of December 31, 2002, the balance of customer accounts maintained in the Players TrustSM was $1,564,804, which was $3,292 in excess of customer deposits.

Credit Card Reserves

Youbet uses outside vendors to process its credit card and check transactions. These vendors require Youbet to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of December 31, 2003 and 2002, these reserves amounted to $175,627 and $430,858, respectively, all of which is recorded as restricted cash, current.

Oregon Racing Commission

Youbet placed a letter of credit with the Oregon Racing Commission in the amount of $250,000 to secure customer deposits on hand for Oregon residents. As of December 31, 2003, this letter of credit is recorded as cash.

NOTE 4: RELATED PARTY

TVG Licensing Fees

In May 2001, Youbet entered into a track content and patent license agreement (the “License Agreement”) and a warrant issuance agreement with TVG. These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video, and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG’s patented systems for making pari-mutuel wagers on horse races online. Among other things, the agreements call for Youbet to issue to TVG two warrants to purchase common stock of Youbet as described below.

The License Agreement remains in effect until the later of:

•	May 18, 2011;

•	the date of expiration of the last to expire of the TVG patents licensed to Youbet under the agreement; or

•	the date on which the last of TVG’s agreements with the TVG exclusive tracks expires (unless extended, all of TVG’s agreements with the TVG exclusive tracks expire before May 18, 2011).

The License Agreement may be terminated before the expiration of its term:

•	by TVG, if Youbet ceases to operate its Oregon account wagering hub or another account wagering facility approved by TVG at any time thereafter during the term;

•	by TVG, in the event that Youbet brings any legal action against TVG or any of TVG’s affiliates, including Gemstar-TV Guide International, unless it is finally determined in such action that TVG (or its affiliate) acted in bad faith with respect to any claim that is the subject of the legal action; and

•	by either Youbet or TVG, in the event that the other party materially breaches the License Agreement without cure upon notice.

In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and to issue to TVG warrants to purchase Youbet common stock on the terms and conditions set forth in the Warrant Issuance Agreement, as described below. The fees Youbet pays to TVG are as follows:

•	With respect to wagers processed through an account wagering facility other than Magna Entertainment Corporation’s, 5.5% of the total handle bet through Youbet on races conducted at the TVG exclusive tracks which include Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Laurel Park, Lone Star Park, Los Alamitos, Oak Tree/Santa Anita, Pimlico, Portland Meadows, Prairie Meadows, Ruidoso Downs, Saratoga, Saratoga Harness, Suffolk Downs, Turf Paradise, and Turfway Park. For purposes of determining these and other fees payable under the license agreement with respect to the TVG exclusive tracks, tracks owned, controlled, or operated by Magna will be deemed to be TVG exclusive tracks to the extent that TVG enters into any agreement with any such track which provides for TVG to have simulcast and account wagering rights on races from such track. These Magna tracks include three tracks currently available on Youbet Expresssm.

•	With respect to wagers processed through Magna on races conducted at the TVG Exclusive Tracks, the entire commission or other consideration paid to Youbet with respect to such wagers.

•	With respect to wagers conducted at four designated non-TVG Exclusive Tracks, 3.0% of the total handle bet through Youbet (including wagers processed through Magna).

The License Agreement also provides that Youbet will pay to TVG the following fees:

•	At such time as Youbet opens its own account wagering facility, with respect to wagers accepted or processed through an account wagering facility other than Magna, Youbet will charge customers a transaction fee of 25 cents per wager, with the first $3.00 of such fees per customer per month being retained by Youbet, the next $3.00 per customer per month being paid to TVG, and any remaining amounts per customer per month being split equally between the parties.

•	Commencing with the opening of Youbet’s own account wagering facility, with respect to account wagers processed through Magna, Youbet will, at its election, charge customers either a transaction fee per wager of 25 cents or a monthly subscription fee of not less than $5.95 and will split such fees equally with TVG. Youbet is permitted to defer payment of these fees until such time as it achieves positive cash flow sufficient to pay the deferred fees. Also, Youbet is permitted to modify or waive transaction fees for certain customers, provided that it shares any such fees from such customers equally with TVG.

•	Commencing with the first calendar quarter in which Youbet achieves positive cash flow, as defined in the License Agreement, and then and thereafter only to the extent of positive cash flow, 50% of gross advertising revenues and 50% of the amount by which gross operating margin (revenues less direct costs) from monthly e-commerce revenues exceeds the gross operating margin from e-commerce revenues for the calendar month of April 2001.

•	With respect to account wagers on races conducted at the TVG exclusive tracks from Youbet customers in the states where the TVG exclusive tracks are located, (i) pay source market fees and host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes and fees to the National Thoroughbred Racing Association, subject to a cap of one percent of the total handle bet through Youbet.

•	With respect to account wagers on races conducted at the TVG exclusive tracks from Youbet customers in other states other, (i) pay host track fees in accordance with the agreements between TVG and the applicable racing associations and other participants in the horse racing industry and (ii) pay applicable state taxes.

•	With respect to account wagers on races conducted at non-TVG exclusive tracks from Youbet customers with an account address within a 25-mile radius of any TVG Exclusive Track, Youbet will pay to TVG 10% of all such account wagers, and TVG will retain 50% of such amount and divide the remaining 50% between the TVG exclusive tracks and Youbet’s partner tracks located within the 25-mile radius.

Youbet issued to TVG an initial warrant (the “Initial TVG Warrant”), on May 18, 2001 (the date the Warrant Agreement was executed) entitling TVG to purchase an aggregate of up to 3,884,650 shares of Youbet common stock (the “Initial Warrant Shares”) at an exercise price of $0.001 per share exercisable for a period of three years. Youbet recorded the fair value of the Initial TVG Warrant, ($2,910,000), using the Black-Scholes method, as a deferred asset captioned “Licensing Rights” which is being amortized over three years, the estimated life of the licensed technology. Accumulated amortization as of December 31, 2003 and 2002 was $2,531,413 and $1,561,370, respectively. The initial warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to Youbet of $3,885 and issuance of 3,884,650 shares of Youbet.com common stock.

Youbet issued to TVG an additional warrant (the Additional Warrant), on September 20, 2001 (the time the Warrant Issuance Agreement was approved by Youbet stockholders) entitling TVG to purchase from Youbet at any time prior to 5:00 p.m. Pacific Standard Time on May 18, 2004, for an initial aggregate exercise price of $41,082,422 (subject to adjustment as provided in the Additional Warrant) a number of shares of common stock which, when aggregated with the Initial Warrant Shares, is equal to 51% of the sum of (i) the total number of shares of Youbet common stock outstanding on the date the Additional Warrant is exercised, plus (ii) the total number of shares of common stock issuable upon exercise of the Additional Warrant, plus (iii) the total number of Initial Warrant Shares then issuable upon exercise of the Initial TVG Warrant. Youbet recorded the fair value of the Additional Warrant ($7,054,000) using the Black-Scholes method, as a deferred asset captioned “Licensing Rights” which is being amortized over three years. Accumulated amortization as of December 31, 2003 and 2002 was $6,025,497 and $3,380,157, respectively.

Youbet is obligated to issue additional warrants to TVG (in order to maintain TVG’s rights in acquiring 51% of Youbet) upon the exercise of any stock options or warrants, or if Youbet issues any additional securities. The number of warrants to be issued to TVG would be equivalent to the number of stock options or warrants exercised or the number of additional securities issued. In addition, the Additional Warrant contains provisions for adjusting the exercise price in the event that (i) Youbet makes certain additional issuances of common stock or securities exercisable for or convertible into common stock at a price less than the defined reference price per share ($2.50 per share) on which the aggregate exercise price of the Additional Warrant is based, or (ii) engages in certain issuer tender offers for the repurchase of shares of its common stock.

The estimated remaining aggregate amortization expense related to Licensing Rights through May 2004 is $1,407,447.

We periodically review the carrying value of these rights based upon estimates of future cash flows. While management believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect this valuation.

NOTE 5: AGREEMENT WITH MAGNA AND INDEPENDENT TRACKS

In addition to revenue generated from its relationship with TVG as discussed in Note 4, Youbet generates revenue under agreements with Magna and various independent tracks.

Magna, one of the largest owner/operators of premier horse racetracks in the United States, acquires, develops, and operates horse racetracks and related pari-mutuel wagering operations. In addition to the California tracks for which the company accepts wagers, Magna tracks include Gulfstream Park, Lone Star Park, Portland Meadows, Remington Park, Thistle Down, Great Lakes Downs, The Meadows, and Flamboro.

In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Mountain Laurel Racing, Inc. and Washington Trotting Association, Inc., both subsidiaries of Ladbroke USA (“Ladbroke”). During 2001, Ladbroke was acquired by Magna. Under the agreement as modified, Youbet provides Magna with an interactive graphics interface into Youbet ExpressSM through which Youbet customers who have established accounts with Magna’s Call-A-Bet System may communicate with Magna to transmit wagering information. Effective December 26, 2003, the arrangement with Magna was further modified to restrict wagering through Youbet only to Magna’s California tracks, Santa Anita, Bay Meadow, and Golden Gate Fields.

Under the terms of Youbet’s agreement with Magna, Youbet reserved the right to audit Magna’s records for proper accounting of commissions owed to Youbet. In December 2003, Youbet notified Magna and commenced an audit of the contract and the commission paid and/or owed to Youbet. Preliminary analysis indicates that Magna underreported handle amounts and, as a result, owes Youbet in excess of $692,000. Youbet has booked a receivable for this amount and reserved a major portion of the receivable. Approximately $138,000 of such amount was recorded as revenue at December 31, 2003.

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

For the years ended December 31, 2003 and 2002, $433,280 and $2,361,993, respectively, of Youbet’s revenues were generated through the Call-A-Bet system.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2003 and 2002:

	Year Ended December 31,

	2003	2002

Computer Equipment	$5,379,322	$5,248,489
Software	1,417,219	1,247,761
Office Furniture and Equipment	574,376	543,332
Leasehold Improvements	2,864,252	2,852,352

	10,235,169	9,891,934
Less: Accumulated Depreciation	(7,503,247)	(5,938,022)

Property and Equipment, net	$2,731,922	$3,953,912

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2003 and 2002:

	Year Ended December 31,

	2003	2002

Track Fees	$6,500	$348,934
Marketing Expenses	22,905	22,072
Severance Costs	—	68,723
Insurance Premium	99,195	—
Accounting Fees	83,529	46,540
Business and Property Tax	22,374	82,706
Legal Fees and Settlement Expenses	786,600	25,484
Interest Expenses	1,395	69,965
Employee Compensation	540,451	—
Other	193,969	65,311

Total	$1,756,918	$729,735

NOTE 8: NOTES PAYABLE

Youbet entered into a Securities Purchase Agreement on March 21, 2002, whereby Youbet issued one-year secured notes (the “Notes”) in the aggregate principal amount of $750,000 at an interest rate of 12% to Youbet’s Chairman of the Board and Chief Executive Officer, and to seven other investors for their $750,000 loan to Youbet. On January 24, 2003, the Notes were retired ahead of schedule, and $80,137 for all accrued interest through February 8, 2003, was paid. In connection with issuance of the Notes, Youbet issued five-year warrants to purchase 750,000 shares of Youbet’s common stock at an exercise price of $0.50 per share. The warrants expire five years from the issuance date and contain certain registration rights and cashless exercise feature. Using the Black-Scholes model, Youbet recorded the $437,137 relative fair value of the warrants issued as a note discount, and amortized this discount as interest expense over a one-year period, to the date of the note retirement at which time, the remaining unamortized balance was charged to interest expense.

Youbet entered into a second Securities Purchase Agreement on February 11, 2003, whereby Youbet issued two-year unsecured notes in the aggregate principal amount of $2,000,000 at an interest rate of 10% to several investors. Interest is paid quarterly; and the notes mature on February 11, 2005. In connection with the issuance of these notes, Youbet agreed to cause the assignment to the investors of a portion of warrants previously issued by Youbet. Accordingly, holders of Youbet’s C and M warrants were offered the opportunity to assign a portion of their warrants to the investors on the following basis:

•	the per share exercise price of warrants held by the C and M holders would be reduced to $0.8075;

•	the term of the warrants would be extended to February 11, 2005; and

•	the number of warrant shares retained by the C and M holders would be reduced to 20% of the warrant shares that were currently issuable pursuant to the exercise of the warrants. The remaining 80% of the warrant shares would be either cancelled by Youbet or assigned to the Investors.

As of April 4, 2003, warrants to acquire 693,194 shares of Youbet’s Common Stock were cancelled, the number of Retained Warrant Shares were 2,034,963 and warrants to purchase an aggregate of 1,334,000 shares were assigned to the Investors at an exercise price of $0.8075 per share (representing a discount of 15% from the closing market price of Youbet’s Common Stock of $0.95 on the date of the Securities Purchase Agreement). Using the Black-Scholes model, Youbet recorded the relative fair value of the 542,296 warrants retained by the original C and M warrant holders of approximately $227,000 as expense. Using the Black-Scholes model, Youbet recorded the relative fair value of the warrants assigned, $518,223, as a note discount to be amortized over two years as interest expense. The Second Notes were redeemed on December 30, 2003. All of the warrants reissued in connection with the Second Notes have been exercised. At the date of redemption, the remaining unamortized balance of the note discount was charged to interest expense.

NOTE 9: RECEIVABLES

Receivables consist primarily of (1) $29,202 due from Magna for fees earned on wagers processed through Magna’s Call-A-Bet system (exclusive of the audit receivable described in Note 5) and (2) $109,996 due from various tracks for settlement of wagers processed through Youbet’s Oregon hub.

Other receivables consist primarily of (1) $280,457 reimbursement for expenses incurred on behalf of a new international business venture for which a majority has been reserved and (2) $851,653 due from Youbet’s Directors and Officer’s insurance carrier for reimbursement of litigation and arbitration expenses.

NOTE 10: DEPOSITS

As of December 31, 2003, deposits primarily include (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $60,078 security deposit for Youbet’s Woodland Hills office, (3) $10,000 charge back deposit for credit card processing, and (4) $15,835 deposit for satellite equipment through Stargate Industries.

As of December 31, 2002, deposits primarily include (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $73,714 security deposit for Youbet’s Woodland Hills office, (3) $10,000 charge back deposit for credit card processing, and (4) $12,840 deposit for satellite equipment through Stargate Industries.

NOTE 11: STOCKHOLDERS’ EQUITY

Youbet has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. Youbet accounts for stock options and warrants granted to non-employees in accordance with SFAS No. 123. Youbet has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.

In January 2000, Youbet issued 10,000 warrants to a horse racing track for services to be rendered. The warrants are exercisable at $4.28 per share and expire on December 31, 2005. The warrants vested in January 2001. The fair value of the warrants upon vesting was $43,100 and is being charged to operations over the five-year term.

During the year ended December 31, 2001, in connection with the TVG transaction, Youbet issued two warrants to TVG to purchase up to 51% of Youbet’s outstanding common stock. (See Note 4)

Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted Average
	Warrants	Exercise Price

Balance, January 1, 2002	25,418,282	$2.29
Warrants Issued	750,000	0.92
Warrants Expired	(491,554)	2.91
Warrants Exercised	(3,884,650)	0.00

Balance, December 31, 2002	21,792,078	2.61

Warrants Issued	1,344,727	0.80
Warrants Expired	(1,933,451)	2.59
Warrants Exercised	(3,341,480)	0.87

Balance, December 31, 2003	17,861,874	2.54

Warrants Exercisable at December 31, 2003	17,861,874	$2.54

In order to maintain TVG’s rights in acquiring 51% of the Youbet, the terms of the Additional Warrant are subject to adjustment. (See Note 4)

Additional information about outstanding warrants to purchase Youbet’s common stock at December 31, 2003 is as follows:

	Warrants Outstanding and Exercisable

		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price

Range of Exercise Prices:
$0.50	225,000	3.22	$0.50
$0.8075	872,299	1.12	0.81
$2.50	16,517,575	0.38	2.50
$3.125 - 5.25	22,000	Not determinable	3.84
$7.93 -19.50	225,000	0.39	14.33

Total	17,861,874		$2.54

Included in the 17,861,874 balance at December 31, 2003 are 16,432,969 shares attributable to the Additional Warrant. In order to maintain TVG’s rights in acquiring 51% of Youbet’s common stock, the Company is obligated to issue additional warrants to TVG upon the exercise of specified stock options or warrants or if the Company issues any additional securities (See Note 4). As a result of the settlement agreement with TVG disclosed in Note 14, the exercise price is $36,500,000 which would entitle TVG to 21,607,849 shares of common stock.

Stock Option Arrangements

In February 1998, Youbet’s Board of Directors approved the 1998 Stock Option Plan and reserved 1,000,000 shares of common stock for options granted thereunder. Effective September 23, 1999, stockholders approved an increase of 1,500,000 shares for a total of 2,500,000 shares. Effective September 21, 2000, stockholders approved an additional increase of 1,000,000 shares for a total of 3,500,000 shares. Effective December 9, 2002, stockholders approved an additional increase of 5,000,000 shares for a total of 8,500,000 shares. As of December 31, 2003, there were 6,523,858 stock options granted under the plan.

During 2003, Youbet granted various stock options, as follows:

(1)	Stock options were granted to employees to purchase 298,400 shares of common stock at an exercise prices ranging from $0.77 to $3.51 per share, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for a period of five years.

(2)	Stock options were granted to employees to purchase 200,000 shares of common stock at exercise price of $3.04 per share, the fair market value on the date of the grant. These options vest ratably over two years, and are exercisable for a period of five years.

(3)	Stock options were granted to non-employee directors to purchase 120,000 shares of common stock at an exercise prices ranging from $0.74 to $2.74 per share, the fair market values on the dates of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

(4)	Stock options were granted to a former director to purchase 13,334 shares of common stock at an exercise price of $0.68 per share, below the $1.50 per share market value at the date of grant. These options were granted to correct a prior award, vest immediately and are exercisable for a period of one year.

(5)	Youbet issued stock options to two executives to purchase a total of 1,200,000 shares of common stock at an exercise price ranging from $2.00 to $2.23 per share, the fair market value at the date of grant. These options vested at the date of grant and are exercisable for a period of five to ten years.

During 2002, Youbet granted various stock options, as follows:

(1)	Youbet issued stock options to three executives to purchase a total of 1,150,000 shares of common stock at an exercise price ranging from $0.50 to $0.78 per share, the fair market values at the dates of grant. The stock options vest over various periods ranging from two months to four years and are exercisable for a period of ten years.

(2)	Youbet issued stock options to non-executive employees to purchase 289,561 shares of common stock at exercise prices ranging from $0.47 to $0.99 per share, the fair market values at the dates of grant. These options vest over four years and are exercisable for a period of five years.

(3)	Stock options were granted to various consultants to purchase 136,768 shares of common stock at exercise prices ranging from $0.58 to $0.78 per share, the fair market values at the dates of grant. These options vest over various periods ranging from one month to one year and are exercisable for five years.

(4)	Stock options were granted to six non-employee Directors to purchase 2,200,000 shares of common stock at exercise prices ranging from $0.50 to $0.80 per share, the fair market values on the dates of grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

Information with respect to activity under Youbet’s 1998 Stock Option Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price

Balance, January 1, 2002	3,151,135	$1.26
Options Granted	3,931,229	0.58
Options Cancelled	(58,130)	1.13
Options Forfeited	(426,159)	1.39

Balance, December 31, 2002	6,598,075	$0.84

Options Granted	1,831,734	2.24
Options Exercised	(1,613,363)	0.93
Options Cancelled	(129,465)	1.76
Options Forfeited	(105,277)	4.34

Balance, December 31, 2003	6,581,704	$1.15

Options Exercisable (Vested) at December 31, 2003	5,117,774	$1.10

Additional information about outstanding options to purchase Youbet’s common stock at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number of Shares	(in years)	Exercise Price	Number of Shares	Exercise Price

$0.01 - $0.99	4,421,687	6.85	$0.65	3,512,844	$0.64
$1.00 - 2.47	1,677,644	7.30	1.95	1,453,557	1.98
$2.50	73,800	1.90	2.50	73,800	2.50
$2.66 - 3.88	378,573	5.35	2.97	47,573	2.97
$5.31 - 10.50	30,000	5.50	5.31	30,000	5.31

TOTAL	6,581,704	6.82	$1.15	5,117,774	$1.10

On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees’ previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by Youbet no longer provided the performance incentive intended by the option because the exercise price of many of Youbet’s outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. For the year ending December 31, 2003 the Company recorded $393,505 of expense to reflect non-cash compensation.

As of December 31, 2003, Youbet had one stock-based employee compensation plan, the 1998 Stock Option Plan. Youbet accounts for stock options issued to officers and employees under the recognition and measurement principles of APB 25 and related interpretations as allowed under SFAS No. 123. Options granted to outside directors and consultants are accounted for in accordance with SFAS No. 123.

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under Youbet’s plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2003	2002

Expected Life in Years	7.8	8.6
Risk Free Interest Rate	4.0%	5.2%
Dividend Yield	0%	0%
Expected Volatility	79.5%	109.5%

The weighted average fair value at the date of grant for stock options and warrants granted during 2003 was $2.24 per option and $0.80 per warrant and in 2002 was $0.58 per option and $0.92 per warrant. The pro forma results of operations as if the Company had adopted the fair value method for options granted to employees is as follows:

	Year Ended December 31,

	2003	2002

Net Loss, As Reported	$(4,002,565)	$(8,991,239)
Add: Stock-based employee compensation expense included in reported loss	233,043	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards	(4,230,677)	(2,774,101)

Pro Forma Net Loss	$(8,000,199)	$(11,765,340)

Net Loss per Share (basic and diluted):
As Reported	$(0.15)	$(0.41)
Pro Forma	$(0.22)	$(0.54)

NOTE 12: OPERATING LEASES

On March 11, 2000, Youbet entered into a lease agreement on an approximately 30,000 square foot facility in Woodland Hills, California. The base term of the lease is ten years with an option to extend an additional five years. Base rent payments are $60,078 per month with annual increases as specified in the lease agreement. Lease payments commenced July 13, 2000. Rent expense under this lease was $825,992 and $731,750 for the years ended December 31, 2003, and 2002 respectively. The lease agreement, as amended, provides for a letter of credit provision which permits annual automatic reductions in the letter of credit obligation. For more information regarding the letter of credit arrangements, see Obligations Under Facilities Leases in Note 3.

On July 1, 2001, Youbet entered into a lease agreement for its Oregon facility. The base term of the lease is three years. Base rent payments are $2,103 per month with annual increases as specified in the lease agreement. Rent expense for 2003 was $36,286 and for 2002 was $25,615.

Future obligations under these non-cancellable operating lease agreements are as follows:

Amount

Year Ending December 31,
2004	$787,786
2005	811,420
2006	835,762
2007	860,835
2008	886,660
2009 and thereafter	913,260

Total	$5,095,723

NOTE 13: COMMITMENTS AND CONTINGENCIES

Charles F. Champion

Effective March 11, 2002, Charles Champion and Youbet entered into an employment agreement pursuant to which Mr. Champion serves as a Director and as President and Chief Operating Officer of Youbet through March 2005. This employment agreement provides for Mr. Champion to receive an annual salary of $200,000 during the first year, subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first year to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Champion will receive a monthly car allowance in the amount of $750. Mr. Champion was granted 400,000 stock options at an exercise price of $0.50, pursuant to Youbet’s 1998 Stock Option Plan.

Effective April 22, 2002, Mr. Champion and Youbet entered into a First Amendment to the original employment agreement dated March 11, 2002. After the original employment agreement was entered into, Youbet and Mr. Champion learned that certain vesting and matching provisions of the agreement could not be honored. In order to make Mr. Champion whole as a result of the impediment and in order to clarify his rights with respect to stock options, this First Amendment provides that in the event of separation from Youbet for any reason before expiration of employment agreement, Mr. Champion will be reimbursed for the unvested portion of company matched funds in his 401(k) account.

Effective September 11, 2002, Mr. Champion and Youbet entered into a Second Amendment to the original employment agreement dated March 11, 2002, to reflect his appointment to the position of Chief Executive Officer, in addition to President. Effective September 1, 2002, his annual salary was increased to $340,000 and he was granted an additional 350,000 stock options at an exercise price of $0.54, pursuant to Youbet’s 1998 Stock Option Plan provided Proposal No. 2, Amendment 1998 Stock Option Plan as stated herein, is approved by the stockholders. The first 50,000 options vest immediately, with the remaining 300,000 options vesting at the rate of 10,000 options per month. The amendment also provided that Mr. Champion will receive a special achievement bonus of 150,000 shares of Youbet’s common stock upon a change of control as defined therein. Mr. Champion will be reimbursed up to $60,000 during the period September 1, 2002 through August 31, 2003 for duplicative living expenses while working in Los Angeles and residing in Pennsylvania.

Effective June 16, 2003, Mr. Champion and Youbet entered into a new three year employment agreement. Under the new agreement, his annual salary was increased to $440,000. In addition, he received an additional 950,000 stock options at an exercise price of $2.23, all of which immediately vested and all unvested options immediately vested. The agreement also extends the $60,000 duplicative living expenses and automobile allowance for an additional two years.

Gary W. Sproule

Effective June 3, 2002, Gary W. Sproule and Youbet entered into an Employment Agreement pursuant to which Mr. Sproule serves as Chief Financial Officer of Youbet through June 2, 2004. This employment agreement provides for Mr. Sproule to receive an annual salary of $225,000 during the first year and an annual salary of $250,000 during the second year. Mr. Sproule is eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Sproule is to receive a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $0.78, pursuant to Youbet’s 1998 Stock Option Plan. If there is a change in control and Mr. Sproule’s employment is terminated, he will be entitled to a severance payment equal to 90 days of his annual compensation. This employment agreement was amended effective March 1, 2003 to accelerate his second year annual salary. In August 2003, Youbet entered into a supplement to Mr. Sproule’s agreement which extended the amount of his severance and retention payments in the event of a change of control.

Michael. J. Veitch

Effective September 30, 2002, Michael J. Veitch and Youbet entered into an Employment Agreement pursuant to which Mr. Veitch serves as Chief Marketing Officer of Youbet through October 1, 2004. This employment agreement provides for Mr. Veitch to receive an annual salary of $200,000 during the first year and an annual salary of $250,000 during the second year. Mr. Veitch received $25,000 as a signing bonus and is also eligible to receive an annual bonus during the first and second years to be determined by the Board in its discretion and based on attaining certain profitability goals thereafter. Mr. Veitch is to receive a monthly car allowance in the amount of $750. Mr. Veitch was granted 100,000 stock options at an exercise price of $0.56, pursuant to Youbet’s 1998 Stock Option Plan with the exception that they vest sixty days from the effective date of employment. If there is a change in control and Mr. Veitch’s employment is terminated, he will be entitled to a severance payment equal to six months of his annual compensation. In November 2003, Youbet awarded a bonus of 250,000 stock options at an exercise price of $2.00 per share, the fair market value on the date of grant, pursuant to Youbet’s 1998 Stock Option Plan.

NOTE 14: LEGAL PROCEEDINGS

Youbet currently and from time to time is involved in litigation arising in the ordinary course of its business. Those proceedings that Youbet believes may have a significant impact on the Company’s business and operations are described below. Youbet can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows, or financial condition.

On September 5, 2003, TVG, a subsidiary of Gemstar-TV Guide International and a shareholder of Youbet, filed an action in the Court of Chancery of the State of Delaware (Civil Action No. 50529) to enjoin Youbet from proceeding with its annual meeting of stockholders on September 26, 2003. TVG objected to two proposals involving changes to Youbet’s certificate of incorporation and bylaws allowing for the creation of a staggered board and a supermajority vote of stockholders for future certificate of incorporation and bylaw amendments. TVG alleged that Youbet failed to provide sufficient information in its proxy material about the effects of the proposed amendments on TVG’s interests in Youbet. On September 25, 2003, the Court of Chancery enjoined Youbet from proceeding with the two proposals to amend Youbet’s certificate of incorporation and bylaws. As a result, Youbet postponed its annual meeting.

On September 8, 2003, TVG filed a Demand for Arbitration with the American Arbitration Association against Youbet to be heard in Wilmington, Delaware. In this proceeding, the two principle issues were: (1) an assertion that Youbet has breached the Warrant Issuance Agreement and the Additional TVG Warrant, requesting an injunction barring Youbet, its officers, agents, employees, representatives and all other persons acting in concert or participation with them from taking any action to implement or adopt the classified board proposal or the supermajority voting proposal; and (2) TVG’s request for an order directing Youbet to reduce the exercise price of the Additional TVG Warrant in accordance with the terms of the Warrant Issuance Agreement and the Additional TVG Warrant and to comply with the provisions of the Additional TVG Warrant.

See Note 16, Subsequent Events regarding the settlement of the above-described TVG matters.

Guarantees

In November 2002, the FASB issued FIN No. 45, (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34”. The following is a summary of the agreements that Youbet has determined are within the scope of FIN 45.

Under its bylaws and certain consulting and employment agreements, Youbet has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Youbet could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Youbet believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

Youbet enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, Youbet generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of Youbet’s activities. These indemnification provisions generally survive termination of the underlying agreement. Youbet has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Youbet believes the estimated fair value of these agreements is minimal. Accordingly, Youbet has no liabilities recorded for these agreements as of December 31, 2003.

NOTE 15: INCOME TAXES

As of December 31, 2003 and 2002, Youbet had available net operating loss carryforwards of $64,071,000 and $33,754,000, respectively, for federal and state income tax purposes, which expire in varying amounts through 2023 for federal tax and 2014 for state tax purposes. The net operating loss carryforwards generated a deferred tax asset of approximately $24,695,000 as of December 31, 2003. The deferred tax asset has not been recognized since management is unable to determine it is more likely than not that it will be realized. Accordingly, a 100% valuation allowance has been provided. Under Internal Revenue Code Section 382, the exercise of warrants issued in 2001 may create certain significant changes in ownership that may restrict the future utilization of these tax loss carryforwards.

NOTE 16: SUBSEQUENT EVENTS

On February 19, 2004, Youbet and TVG agreed to settle both the Delaware court and arbitration proceedings. As part of the settlement, Youbet will not proceed with the its staggered board and supermajority voting proxy proposals and TVG will drop all pending litigation and the related arbitration. The settlement also includes a standstill provision that prohibits TVG from exercising or transferring the Additional Warrant until April 1, 2004. During the standstill, Youbet and TVG will discuss, in good faith, a possible arrangement or transaction involving their respective advance deposit wagering operations. Also, if TVG gives notice before the expiration of the standstill that it will not exercise or transfer the Additional Warrant, Youbet has agreed to give TVG one million shares of Youbet common stock. The companies also agreed to recognize the dilutive effects of several specific securities transactions and to reflect the dilution in a reduction of the exercise price of the Additional Warrant to $36.5 million. Finally, the settlement calls for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Youbet measured the fair value of the repriced warrant as a result of the settlement agreement and noted no fair value adjustment to the licensing rights. If TVG tenders the warrant unexercised and exercises their right under the settlement agreement to receive 1,000,000 shares of Youbet common stock, we will measure the value of the exchange and record an expense, if necessary. We accrued the legal expenses and anticipate collecting the full amount from our insurance carrier.

Included in Deposits on the Balance Sheet is $500,000 cash on deposit with the California Horse Racing Board (CHRB) as required under the states licensing rules for the protection of players’ monies. In February 2004, Youbet obtained a Surety bond secured by a letter of credit. This letter of credit is in turn secured by the Players’ Trust balance. This is possible as the state statute and Players’ Trust were duplicative in players’ protection. Upon receipt of the Surety Bond, the CHRB released the cash deposit back to Youbet.