Form 10-Q
period 2004-03-31
YOUBET COM INC
filed 2004-05-05
CIK 814055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q



     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                         COMMISSION FILE NUMBER: 0-26015

                                   -----------

                                YOUBET.COM, INC.


             DELAWARE                                    95-4627253


              5901 DE SOTO AVENUE, WOODLAND HILLS, CALIFORNIA 91367

                                 (818) 668-2100





Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 3, 2004, the issuer had 29,769,703 shares of common stock, par value $0.001 per share, issued and outstanding. The aggregate market value of the issuer's common stock held by non-affiliates (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of May 3, 2004 was approximately $113,334,881 based upon the closing market price of $4.75 per common share on that date as reported on the Nasdaq SmallCap Market.

                                YOUBET.COM, INC.
                               INDEX TO FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2004



                                                                            PAGE

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements
                Condensed Consolidated Balance Sheet as of March 31, 2004
                   (unaudited) and December 31, 2003                          3
                Condensed Consolidated Statements of Operations for the
                   three months ended March 31, 2004 and March 31,
                   2003 (unaudited)                                           4
                Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2004 and March 31,
                   2003 (unaudited)                                           5
                Notes to Unaudited Condensed Consolidated Financial
                   Statements                                                 6
   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.     20
   Item 4.   Controls and Procedures                                         20


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                               20
   Item 2.   Changes in Securities, Use of Proceeds, and Issuer Purchases
             of Equity Securities                                            21
   Item 3.   Defaults Upon Senior Securities                                 21
   Item 4.   Submission of Matters to a Vote of Security Holders             21
   Item 5.   Other Information                                               21
   Item 6.   Exhibits and Reports on Form 8-K                                21


                                PRELIMINARY NOTE

This quarterly report on Form 10-Q is for the three-month period ended March 31, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Youbet to "incorporate by reference" information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the SEC in the future will automatically update and supersede information contained in this quarterly report.


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                               YOUBET.COM, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2004               2003
                                                                            --------------      --------------
                                                                             (UNAUDITED)          (AUDITED)
ASSETS:
   Current Assets:
       Cash and Cash Equivalents                                            $   8,359,904       $   8,273,926
       Restricted Cash, current (Note 2)                                        3,422,470           3,518,016
       Receivables (Note 3)                                                       170,925             140,657
       Interest and Other Receivables (Note 3)                                  1,595,010           1,270,759
       Prepaid Expenses                                                           802,426             884,409
                                                                            --------------      --------------
   Total Current Assets                                                     $  14,350,735       $  14,087,767
   Property and Equipment, net                                                  2,541,093           2,731,922
   Licensing Rights, net  (Note 4)                                                503,602           1,407,447
   Deferred Lease Costs                                                            28,283              29,331
   Deposits (Note 6)                                                               95,650             595,650
                                                                            --------------      --------------
       TOTAL ASSETS                                                         $  17,519,363       $  18,852,117
                                                                            ==============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current Liabilities:
       Accounts Payable - Trade                                             $     555,957       $     439,559
       Fees Payable to Related Party  (Note 4)                                  2,237,324           3,426,076
       Accounts Payable - Track Related  (Note 5)                               2,365,552           2,539,534
       Accrued Expenses                                                           849,434           1,756,918
       Customer Deposits                                                        2,500,771           2,356,004
       Accrued Compensation and Related Items                                     464,922             524,197
       Deferred Revenues                                                           86,184              79,519
                                                                            --------------      --------------
       TOTAL CURRENT LIABILITIES                                            $   9,060,144       $  11,121,807
                                                                            ==============      ==============

   Stockholders' Equity:
       Preferred Stock, $0.001 par value, authorized                                   --                  --
          1,000,000 shares, none outstanding
       Common Stock, $0.001 par value, authorized 100,000,000 shares
          29,777,946 and 28,377,443 shares outstanding as of March 31,
          2004 and December 31, 2003, respectively                          $      29,778       $      28,377
       Treasury Stock (623,683 shares at cost)                                 (1,828,709)         (1,828,709)
       Additional Paid In Capital                                             102,089,635         101,377,238
       Accumulated Deficit                                                    (91,831,485)        (91,846,596)
                                                                            --------------      --------------
       TOTAL STOCKHOLDERS' EQUITY                                               8,459,219           7,730,310
                                                                            --------------      --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  17,519,363       $  18,852,117
                                                                            ==============      ==============

                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                YOUBET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      QUARTER ENDED MARCH 31,
                                                 -------------------------------
                                                     2004              2003
                                                 -------------     -------------
REVENUES  (NOTES 4 AND 5)
   Commissions                                   $ 14,260,036      $ 10,845,220
   Subscription and Transaction Fees                  182,321            84,874
   Race Information                                    84,747            76,313
                                                 -------------     -------------
TOTAL REVENUES                                   $ 14,527,104      $ 11,006,407
OPERATING EXPENSES:
   Track Fees                                       7,133,091         5,883,606
   Licensing Fees - Related Party  (Note 4)         1,973,036         1,323,835
   Network Operations                                 521,609           378,653
   Research and Development                           415,841           393,286
   Sales and Marketing                                669,092           381,434
   General and Administrative                       2,719,198         2,180,593
   Depreciation and Amortization                    1,125,432         1,384,260
                                                 -------------     -------------
TOTAL OPERATING EXPENSES                         $ 14,557,299      $ 11,925,667
                                                 -------------     -------------
LOSS FROM OPERATIONS                             $    (30,195)     $   (919,260)
OTHER INCOME (EXPENSE):
   Interest Income                                     33,990             8,786
   Interest Expense                                    (1,434)         (395,150)
   Other Income                                        12,750            57,945
                                                 -------------     -------------
TOTAL OTHER INCOME (EXPENSE)                     $     45,306      $   (328,419)
                                                 -------------     -------------
NET INCOME (LOSS)                                $     15,111      $ (1,247,679)
                                                 =============     =============

EARNINGS (LOSS) PER SHARE - BASIC                $       0.00      $      (0.05)
                                                 -------------     -------------

EARNINGS (LOSS) PER SHARE - DILUTED              $       0.00      $      (0.05)
                                                 -------------     -------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                    YOUBET.COM, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          QUARTER ENDED MARCH 31,
                                                                                       ------------------------------
                                                                                           2004              2003
                                                                                       ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income (Loss)                                                              $    15,111       $(1,247,679)
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
        Depreciation and Amortization                                                    1,125,432         1,384,260
        Non-Cash Interest Expense                                                               --           358,638
        Stock-Based Compensation                                                            (7,006)           51,009
        Loss on Sale of Property and Equipment                                               7,891                --
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
        Restricted Cash                                                                     (2,182)         (344,837)
        Receivables                                                                        (30,268)          210,458
        Interest and Other Receivables                                                    (324,251)            2,785
        Prepaid Expenses                                                                    81,983            50,544
        Deposits                                                                           501,047             1,048
        Account Payable - Trade                                                            116,398            (4,962)
        Fees Payable - Related Parties                                                  (1,188,751)         (934,131)
        Accounts Payable - Track Related                                                  (173,982)       (1,443,230)
        Accrued Expenses                                                                  (491,601)          865,597
        Customer Deposits and Other                                                        144,767           478,289
        Accrued Compensation and Related Items                                             (59,275)         (295,364)
        Deferred Revenues                                                                    6,665            37,761
                                                                                       ------------      ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (278,023)         (829,814)
                                                                                       ------------      ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
        Restricted Cash                                                                     97,728            63,041
        Purchases of Property and Equipment                                                (38,649)         (160,106)
                                                                                       ------------      ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              59,079           (97,065)
                                                                                       ------------      ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Exercise of Stock Options and Warrants                               304,922           253,164
        Proceeds from Notes Payable                                                             --         2,000,000
        Payments of Notes Payable                                                               --          (750,000)
                                                                                       ------------      ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             304,922         1,503,164
                                                                                       ------------      ------------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                               85,978           576,285
    CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                             8,273,926         4,559,897
                                                                                       ------------      ------------
    CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $ 8,359,904       $ 5,136,182
                                                                                       ============      ============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for Interest                                                         $     2,121       $    80,137
                                                                                       ============      ============

    NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Issuance of Warrants for $2 million note                                       $        --       $   518,223
        Stock Issuance for Surrender of TVG's Additional Warrant (Note 9)                3,640,000                --
        Stock Issuance for TVG Legal Expense Reimbursement (Note 9)                        415,882                --


                                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

YOUBET.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004

NOTE 1:       ORGANIZATION AND BASIS OF PRESENTATION

     BUSINESS

         Youbet.com, Inc. ("Youbet") has established itself as a leading global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet Express(SM), which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet brand, its products, and its services throughout the United States and in select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. and international horse races.

         On August 2, 2001, Youbet received a multi-jurisdictional license from the State of Oregon Racing Commission to accept and place online and telephone horse racing pari-mutuel wagers. In each of August 2002 and 2003, Youbet obtained a one year renewal of its Oregon license.

         On February 21, 2002, Youbet received a one-year out-of-state, multi-jurisdictional wagering hub Advance Deposit Wagering ("ADW") license from the State of California Horse Racing Board ("CHRB"). On February 22, 2003, Youbet received a two-year renewal of this license. On June 6, 2002, Youbet received a two-year in-state, multi-jurisdictional wagering hub ADW license from the State of California. On April 22, 2004, Youbet received a renewal of its in-state, multi-jurisdictional wagering hub ADW license through the end of 2004. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of Youbet.

     BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements for the three months ended March 31, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of March 31, 2004, the results of its operations for the three months ended March 31, 2004 and March 31, 2003, and its cash flows for the three months ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States ("GAAP"). These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004, and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted.

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

     BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of March 31, 2004, total warrants outstanding were 1,369,005 with exercise prices between $0.50 to $19.50 and total stock options outstanding were 6,756,594 with exercise prices between $0.50 and $10.50. As of March 31, 2004 and 2003, because the average market price for Youbet's common shares was greater than the weighted average exercise prices for both the warrants and stock options, there were no dilutive securities excluded from the computation of diluted EPS.

     CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at various financial institutions. Deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. At March 31, 2004 and December 31, 2003, the Company had uninsured cash and cash equivalents and restricted cash of $11,814,121 and $10,320,727, respectively.

     RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2:        RESTRICTED CASH, CURRENT

     PLAYERS TRUST(SM)

         As of March 31, 2004, the balance of customer accounts maintained in Players Trust(SM) was $2,636,767, all of which is recorded as restricted cash, current. This amount was $124,102 in excess of customer deposits. As of December 31, 2003, the balance of customer accounts maintained in the Players Trust(SM) was $2,634,585, which was $116,427 in excess of customer deposits.

     OBLIGATIONS UNDER FACILITY LEASES

         As required under a lease agreement that expires March 15, 2010 for Youbet's executive and operating offices, Youbet posted a letter of credit supported by a restricted cash account in the amount of $707,804 in September 2003. As of March 31, 2004 and December 31, 2003, the cash required to support the letter of credit was $710,011 and $707,804, respectively, and is classified as restricted cash, current.

     CREDIT CARD RESERVES

         The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of March 31, 2004 and December 31, 2003, these reserves amounted to $75,692 and $175,627, respectively, all of which is recorded as restricted cash, current.

NOTE 3:       RECEIVABLES

     As of March 31, 2004, Receivables of $170,925 primarily consisted of $8,457 due from Magna Entertainment Corporation ("Magna") for fees earned on handle generated through Magna's Call-A-Bet system, and $161,383 due from various tracks for settlement of wagers processed through the Company's Oregon hub.

     As of March 31, 2004, Interest and Other Receivables of $1,595,010 primarily consisted of $1,149,368 due from Youbet's Directors and Officer's liability insurance carrier for reimbursement of litigation and arbitration expenses, and $345,642 due from Magna for underreported handle amounts to Youbet (See Note 5).

     As of December 31, 2003, Receivables of $140,657 primarily consisted of $29,202 due from Magna for fees earned on wagers processed through Magna's Call-A-Bet system (exclusive of the audit receivable described in Note 5) and $109,996 due from various tracks for settlement of wagers processed through Youbet's Oregon hub.

     As of December 31, 2003, Interest and Other Receivables of $1,270,759 primarily consisted of $851,653 due from Youbet's Directors and Officer's liability insurance carrier for reimbursement of litigation and arbitration expenses, and $138,400 due from Magna for underreported handle amounts.

NOTE 4:       LICENSING RIGHTS - RELATED PARTY

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

     The License Agreement remains in effect until May 2011 (subject to certain extensions), but may be terminated prior to that time should Youbet cease to operate its Oregon account wagering hub or another account wagering facility approved by TVG or in the event Youbet brings any legal action against TVG or any of TVG's affiliate. Either TVG or Youbet may terminate the License Agreement in the event that the other party materially breaches the License Agreement without cure upon notice.

     In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and issued to TVG warrants to purchase Youbet common stock, as described below.

     Youbet pays three distinct types of fees to TVG. First, Youbet pays to TVG fees based on wagers made by Youbet customers. These fees are calculated as a percentage of total handle wagered by Youbet customers and vary based on where such customer wagers are processed. Second, Youbet pays TVG certain milestone payments. These payments are calculated based on transaction or subscription fees charged to by Youbet to its customers. Third, Youbet pays a portion of TVG's host track fees and racing association fees with respect to account wagers placed by Youbet customers on races conducted at TVG exclusive tracks or within a certain distance of TVG exclusive tracks.

     Youbet issued to TVG an initial warrant (the "Initial TVG Warrant"), on May 18, 2001, and recorded the fair value of the Initial TVG Warrant ($2,910,000 using the Black-Scholes method) as a deferred asset captioned "Licensing Rights". Accumulated amortization as of March 31, 2004 and December 31, 2003 was $2,773,924 and $2,531,413, respectively. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to Youbet of $3,885 and issuance of 3,884,650 shares of Youbet common stock to TVG.

     Youbet also issued to TVG an additional warrant (the "Additional Warrant"), on September 20, 2001, and recorded the fair value of the Additional Warrant ($7,054,000 using the Black-Scholes method) as a deferred asset captioned "Licensing Rights". Accumulated amortization as of March 31, 2004 and December 31, 2003 was $6,686,832 and $6,025,497, respectively.

     Pursuant to rights granted under the settlement agreement dated February, 23, 2004 (See Note 9), on March 31, 2004, TVG notified Youbet that it was surrendering the Additional Warrant. In accordance with the settlement agreement, Youbet issued one million shares of its common stock valued at $3.64 per share, the fair value on the date of issuance, in consideration for the tendered unexercised warrant. Finally, the settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Youbet issued 124,144 shares of common stock to TVG valued at $3.35 per share, the fair value on the date of issuance, for a total value of $415,882 in February 2004 towards satisfaction of such legal expense reimbursement. Youbet is obligated to satisfy the remainder of this obligation on July 2, 2004.

     The estimated remaining aggregate amortization expense related to Licensing Rights through May 2004 is $503,602.

     We periodically review the carrying value of these rights based upon estimates of future cash flows. While management believes its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect this valuation.

NOTE 5:       AGREEMENT WITH MAGNA AND INDEPENDENT TRACKS

     In addition to revenue generated from its relationship with TVG as discussed in Note 4, Youbet generates revenue under agreements with Magna, one of the largest owner/operators of premier horse racetracks in the United States and various other independent tracks.

     In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Magna. Under the Telecommunication Facilitation Agreement Youbet provides Magna with an interactive graphics interface into Youbet Express(SM) through which Youbet customers who have established accounts with Magna's Call-A-Bet System may communicate with Magna to transmit wagering information. Effective December 26, 2003, the arrangement with Magna was modified to restrict wagering through Youbet only to Magna's California tracks, Santa Anita, Bay Meadows, and Golden Gate Fields.

     Pursuant to the terms of the Telecommunication Facilitation Agreement, Youbet audited Magna's records for proper accounting of commissions owed to Youbet and determined that Magna underreported handle amounts and, as a result, has underpaid Youbet in excess of $692,000. Youbet has recorded a receivable for this amount and has reserved a major portion of the receivable. At March 31, 2004 and December 31, 2003, approximately $345,000 and $138,000 of this receivable was recorded as cumulative revenue, respectively (See Note 3).

     Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with various agreements with Magna and independent racetracks, Youbet receives a pre-arranged fee from each racetrack for wagers delivered to their respective pari-mutuel pools. Through the introduction of the Total Access product, Youbet currently has independent simulcast agreements with over 90 tracks that are paid a host fee for their signal. These host fees are based on handle generated by Youbet members to the respective tracks.

     For the three months ended March 31, 2004 and 2003, $201,894 and $484,259, respectively, of the Company's revenues were generated through the Magna Telecommunication Facilitation Agreement.

NOTE 6:       DEPOSITS

     As of March 31, 2004, deposits primarily included (1) $60,078 security deposit for Youbet's Woodland Hills office, (2) $10,000 charge back deposit for credit card processing, and (3) $15,835 deposit for satellite equipment.

     As of December 31, 2003, deposits primarily included (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $60,078 security deposit for Youbet's Woodland Hills office, (3) $10,000 charge back deposit for credit card processing, and (4) $15,835 deposit for satellite equipment.

NOTE 7: EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

                                                              THREE MONTHS ENDED MARCH 31,
                                            2004                                                  2003
                     --------------------------------------------------------------------------------------------------------
                                          WEIGHTED                                               WEIGHTED
                           NET             AVERAGE                             NET               AVERAGE
                         INCOME            SHARES                  EPS        (LOSS)              SHARES            EPS
                     --------------------------------------------------------------------------------------------------------
         Earnings    $    15,111          28,549,772        $    0.00   $    (1,247,679)        23,519,239      $     (0.05)
         per share -
         basic
         Effect               --           4,286,671               --                --                 --                --
         of
         dilutive
         securities
         Earnings    $    15,111          32,836,443        $    0.00   $    (1,247,679)        23,519,239      $     (0.05)
         per share -
         diluted

NOTE 8:       STOCKHOLDERS' EQUITY

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

     ISSUANCE OF WARRANTS

         Information with respect to common stock purchase warrants issued is summarized as follows:

                                                                                         WEIGHTED AVERAGE
                                                                     WARRANTS             EXERCISE PRICE
                                                               ----------------------   --------------------
         BALANCE, DECEMBER 31, 2003                                       17,861,874              $2.54
             Warrants Terminated                                         (16,432,969)              2.50
             Warrants Exercised                                              (59,900)              1.94
                                                               ----------------------
         WARRANTS EXERCISABLE AT MARCH 31, 2004                            1,369,005              $3.08
                                                               ======================

         Additional information about outstanding warrants to purchase the Company's common stock at March 31, 2004 is as follows:

                                                           WARRANTS OUTSTANDING AND EXERCISABLE
                                                 ---------------------------------------------------------
                                                                      WEIGHTED AVG.           WEIGHTED
                                                                        REMAINING             AVERAGE
                                                     NUMBER          CONTRACTUAL LIFE         EXERCISE
                                                   OF SHARES            (IN YEARS)             PRICE
                                                 ---------------  -----------------------  ---------------
         RANGE OF EXERCISE PRICES:
              $0.01 - 0.99                            1,077,399            1.31                $0.74
              $2.00 - 4.99                               64,606      Not determinable           2.87
              $5.00 - 19.50                             227,000            0.13                14.25
                                                 ---------------
                   TOTAL                              1,369,005                                $3.08
                                                 ===============

     STOCK OPTION ARRANGEMENTS

         As of March 31, 2004, under the Company's 1998 Stock Option Plan, there were 8,269,030 stock options granted and outstanding out of a total approved pool of 8,500,000 options.

     ISSUANCE OF STOCK OPTIONS

         During the three months ended March 31, 2004, the Company granted various stock options, as follows:

               o Stock options were granted to employees to purchase 506,500 shares of common stock at exercise prices ranging from $2.49 to $3.64, the fair market value at the date of grant. These options vest ratably over four years and are exercisable for a period of five years.

         Information with respect to activity under the Company's Stock Option Plans is summarized below.

                                                               STOCK OPTIONS         WEIGHTED AVERAGE
                                                                                      EXERCISE PRICE
                                                             --------------------  ----------------------
         BALANCE, DECEMBER 31, 2003                                    6,581,704          $1.15
             Options Granted                                             506,500           2.89
             Options Exercised                                          (216,459)          0.87
             Options Forfeited                                          (115,151)          0.55
                                                             --------------------
         BALANCE, MARCH 31, 2004                                       6,756,594           1.30
                                                             ====================
         OPTIONS EXERCISABLE (VESTED) AT MARCH 31, 2004                5,354,621          $1.18
                                                             ====================

         Additional information about outstanding options to purchase the Company's common stock at March 31, 2004 is as follows:

                                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                -------------------------------------------------- -------------------------------
                                                      WEIGHTED
                                                       AVERAGE         WEIGHTED                       WEIGHTED
                                                      REMAINING        AVERAGE                        AVERAGE
             RANGE OF EXERCISE        NUMBER OF      CONTRACTUAL      EXERCISE          NUMBER OF     EXERCISE
                  PRICES               SHARES      LIFE (IN YEARS)      PRICE            SHARES        PRICE
             -----------------------------------------------------------------------------------------------------
             $0.50 - $0.99             4,198,472        7.10           $ 0.65            3,516,305     $ 0.64

             $1.00 - $1.99               312,749        2.80             1.26              190,943       1.12

             $2.00 - $4.99             2,215,373        7.10             2.49            1,617,373       2.28

             $5.00 - $10.50               30,000        5.50             5.31               30,000       5.31
                                -----------------                                  ----------------
                    TOTAL              6,756,594        6.89           $ 1.30            5,354,621     $ 1.18
                                =================                                  ================

         On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees' previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company's outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. As of March 31, 2004, 127,807 of the $1.00 repriced options remain vested and unexercised and 32,316 of the $1.00 repriced options remain unvested.

         As of March 31, 2004, the Company had one stock-based employee compensation plan, the 1998 Stock Option Plan. The Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to outside directors and consultants are accounted for in accordance with "Statement of Financial Accounting Standards No. 123".

         If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company's plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                   THREE MONTHS ENDED MARCH 31,

                                                   2004                    2003
                                          -----------------------   -------------------
             Expected Life in Years                4.86                    6.1
             Risk Free Interest Rate               4.0%                    5.0%
             Dividend Yield                          0%                      0%
             Expected Volatility                  73.5%                   73.3%

         The weighted average fair value at the date of grant for stock options granted during the three months ended March 31, 2004 was $2.89. No warrants were granted during the three month period ended March 31, 2004.

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2004              2003
                                                       ---------------   ---------------
              AS REPORTED NET INCOME (LOSS)             $      15,111    $   (1,247,679)

                 Add:  Stock-based employee
                 compensation expense included in
                 reported income, net of related tax
                 effects                                      (10,168)           40,799

                 Less:  Total stock based employee
                 compensation expense determined under
                 fair value based methods for all
                 awards, net of related tax effects        (1,433,785)         (405,152)
                                                       ---------------   ---------------
              PRO FORMA NET LOSS                       $   (1,428,842)   $   (1,612,032)
                                                       ===============   ===============

              NET LOSS PER SHARE:
                 As Reported                           $        (0.00)   $        (0.05)
                 Pro Forma                             $        (0.05)   $        (0.07)

NOTE 9:       LEGAL PROCEEDINGS

     On February 23, 2004, Youbet.com, Inc. and TVG agreed to settle their disputes. As part of this settlement, Youbet agreed not to seek stockholder approval of certain charter and bylaw provisions, and TVG dropped all pending litigation and the related arbitration. The companies also agreed to recognize the dilutive effects of several specific securities transactions on the Additional Warrant and gave TVG the right to agree to surrender the Additional Warrant at any time prior to April 1, 2004 in exchange for one million shares of Youbet common stock. Finally, the settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Pursuant to this settlement agreement, Youbet issued 124,144 shares of common stock valued at $3.35 per share, the fair value on the date of issuance, for a total value of $415,882 to TVG in February 2004 towards satisfaction of the $725,000 legal expense reimbursement. We are obligated under the settlement agreement to satisfy the remainder of this obligation on July 2, 2004.

     Pursuant to rights granted under the settlement agreement dated February, 23, 2004, TVG agreed, on March 31, 2004, to surrender the Additional Warrant to Youbet in exchange for one million shares of Youbet common stock. Youbet issued one million shares of its common stock valued at $3.64 per share, the fair value on the date of issuance, for a total value of $3,640,000 in consideration for surrendering the unexercised Additional Warrant.

     Youbet from time to time is involved in litigation arising in the ordinary course of its business. At March 31, 2004, Youbet was not a party to any material litigation outside the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     FORWARD LOOKING STATEMENTS

         The following discussion and analysis of Youbet's financial condition and results of operations should be read in conjunction with Youbet's Consolidated Financial Statements and other financial information included herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure external sources of financing on acceptable terms, the ability to reduce operating expense and other factors described in our filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

     OVERVIEW

         Youbet.com, Inc. was formed as a Delaware corporation on November 13, 1995.

         Youbet has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry, which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet Express(SM), which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet.com(SM) brand, its products, and its services throughout the United States and in select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. and international horse races.

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

         Off-track wagering is typically captured through intertrack simulcasts, off-track betting (OTB) facilities, telephone-based live operator and interactive voice recognition (IVR), and PC-based and wireless transmissions. This shift from at-the-track to off-track wagering was driven by racing enthusiasts' desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the concept of advance deposit wagering (ADW). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering. Customers using OTB facilities, including our ADW service, receive the same odds as they would receive if the were physically at the track.

         Similar to most forms of gaming, live event wagering is most enjoyable when there are a wide variety of wagering options available. Simultaneously covering the action at more than one hundred domestic and international horse tracks, Youbet exhibits dozens of races every day. Through personal computers and hand-held wireless devices, our web-based technology provides substantially more gaming action than is possible through any other live event wagering alternative. Our proprietary interactive system completes the wagering process, including exotic selections, much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer's account for future events or prompt disbursement. As we consider expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

         The convenience of remote wagering has encouraged new and existing customers to become more engaged with the sport of horse racing. We believe that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experiencing the thrill of wagering.

     CRITICAL ACCOUNTING POLICIES

         REVENUES

           Youbet records gross commission proceeds as Revenues and records the related costs under operating expenses as Track Fees and Licensing Fees - Related Party. In addition, Youbet recognizes net commissions earned on wagers placed at third-party wagering facilities as Revenue. Youbet records on a monthly basis the current portion of paid subscriptions as Revenue and the balance as Unearned Revenue. Youbet also records as Revenue sales of handicapping information on a per use basis.

         LICENSING RIGHTS

           The company recorded deferred licensing rights based on the fair value of the Initial and Additional TVG warrants issued, using the Black-Scholes option pricing model (see Note 4 to the accompanying consolidated financial statements). The licensing rights are being amortized over a three year period. At March 31, 2004, the accumulated amortization of the license rights was $9,460,756. These licensing rights will be fully amortized by May 2004. We periodically review the carrying value of these rights based upon our estimates of future cash flows. While we believe our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our valuation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Revenues increased 32% to $14,527,104 for the quarter ended March 31, 2004 compared to $11,006,407 in the first quarter of 2003. Gross handle grew 18% from $60,966,241 for the first quarter 2003 to our largest first quarter handle of $71,766,491 for the three months ended March 31, 2004. The handle growth was primarily due to increases in new customer accounts, successfully targeted marketing campaigns and promotions, enhancements in Web content and functionality, and our robust content offering. Although Magna restricted Youbet's wagering activity to California tracks only, Youbet was still able to achieve an increase in total handle from year-over-year in the first quarter of 2004. Our revenue improvement was driven by our growth in handle and the maximization of revenue yield by offering our customers incentives to wager on tracks that generate the greatest revenue yield to Youbet. Revenue from subscription packages increased to $182,321 for the quarter ended March 31, 2004 compared to $84,874 for the quarter ended March 31, 2003.

     OPERATING EXPENSES

         TRACK FEES: Track Fees increased 21% to $7,133,091 in 2004, compared to $5,883,606 in the first quarter of 2003. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, the Oregon Racing Commission, and various tote fees.

         LICENSING FEES - RELATED PARTY: Licensing Fees - Related Party represents amounts paid and payable as a result of our licensing agreement with TVG (See Note 4 to the accompanying consolidated financial statements). For the three months ended March 31, 2004, these fees increased 49% to $1,973,036 compared to $1,323,835 for the first quarter of 2003 primarily due to increased wagering on TVG tracks.

         NETWORK OPERATIONS: Network Operations expense increased 38% to $521,609 in 2004, compared to $378,653 in the first quarter of 2003. The increase was due to increased number of personnel and data center expenses. Network Operations expense consists of costs for salaries, data center management, and telecommunications.

         RESEARCH AND DEVELOPMENT: Research and Development expense increased 6% to $415,841 in 2004, compared to $393,286 in the first quarter of 2003. The increase was primarily due to increased personnel costs, partially offset by reduced consulting fees. We will continue to invest in the development of its network infrastructure and to support continued maintenance and technology upgrades, which could further increase our Research and Development expenses.

         SALES AND MARKETING: Sales and Marketing expense increased 75% to $669,092 in 2004, compared to $381,434 in the first quarter of 2003. The increase was primarily due to our Kentucky Derby campaign, whereby we increased print and online media expenses during the first quarter of 2004, in addition to receiving a credit of $91,500 in the first quarter of 2003 for advertising fees. Sales and Marketing expense consists of costs for salaries, marketing and advertising, racing operations, and member services.

         GENERAL AND ADMINISTRATIVE: General and Administrative expense increased 25% to $2,719,198 in 2004, compared to $2,180,593 in the first quarter of 2003. The increase was primarily due to increases in fully burdened salaries, performance related bonuses, our 401K matching program, outside legal and consulting expenses, and investor relations; partially offset by decreased bad debt expense. General and administrative expense consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

         DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 19% to $1,125,432 in 2004 compared to $1,384,260 in the first quarter of 2003. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG license agreement (See Note 4).

     OTHER INCOME (EXPENSE)

         INTEREST INCOME: Interest Income increased 287% to $33,990 in 2004 compared to $8,786 in the first quarter of 2003. $13,173 of the increase was due to interest income received on the $500,000 California Horse Racing Board deposit that was refunded in the first quarter of 2004. The balance of the increase was due to higher balances of cash in banks.

         INTEREST EXPENSE: Interest Expense decreased to $1,434 in 2004, compared to $395,150 in the first quarter of 2003. The decrease was primarily due to the retirement of previously issued unsecured notes and the related amortization of the note discount during the first quarter of 2003.

         OTHER INCOME: Other income of $12,750 primarily represents collection of previously written-off receivables of $12,605

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2004, we funded our operations primarily through working capital, in addition to proceeds from the exercise of stock option and warrants. As of March 31, 2004, we had net working capital of $5,290,591, compared to $2,965,960 at December 31, 2003. As of March 31,
     2004, we had $8,359,904 in cash and cash equivalents and $3,422,470 in restricted cash. Our principal recurring cash commitments consist of payroll and benefits, business insurance, real estate leases, data center operations, and telecommunications. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth in gross handle, has improved cash flow to a level needed to support future operations. However, we may from time to time seek additional capital to fund operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure.

     Net cash used in operating activities was $278,023 and $829,814 for the three months ended March 31, 2004 and 2003, respectively. The year-over-year decrease of $551,791 in cash used in operating activities was primarily due to (1) net income of $15,111 reported in the current quarter, representing a variance of $1,262,790 from a net loss of $1,247,679 reported in the prior year quarter, (2) changes in the Player's Trust(SM) restricted cash, which increased $2,182 in the current quarter, representing a variance of $342,655 from the increase in restricted cash noted in the prior year quarter, (3) changes in deposits, which decreased $501,047 in the current quarter, representing a variance of $499,999 from the increase in deposits noted in the prior year quarter, (4) changes in accounts payable - track related, which decreased $173,982 in the current quarter, representing a variance of $1,269,248 from the decrease in accounts payable - Track related noted in the prior year quarter, and (5) changes in accrued compensation and related items, which decreased $59,275 in the current quarter, representing a variance of $236,089 from the decrease in accrued compensation and related items noted in the prior year quarter. These variances were partially offset by (1) a variance of $358,638 from the decrease in non-cash interest expense noted in the prior year quarter (2) changes in accounts receivable, which increased $30,268 in the current quarter, representing a variance of $240,726 from a decrease in accounts receivable noted in the prior year quarter, (3) changes in interest and other receivables, which increased $324,251 in the current quarter, representing a variance of $327,036 from a decrease in interest and other receivables noted in the prior year quarter, (4) changes in accrued expenses, which decreased $907,484 in the current quarter, representing a variance of $1,357,198 from an increase in accrued expenses noted in the prior year quarter, and (5) changes in customer deposits, which increased $144,767 in the current quarter, representing a variance of $333,522 from the increase in customer deposits noted in the prior year quarter.

     The decrease in deposits since December 31, 2003 was the result of Youbet obtaining in February 2004 a surety bond secured by a letter of credit, which the California Horse Racing Board upon its receipt, released a $500,000 cash deposit, plus interest, back to Youbet. Accounts payable - track related decreased mostly due to a decrease in the Magna payable caused by Magna restricting our access to their California tracks only. The increase in interest and other receivables was primarily due to an increase in our Directors and Officer's liability policy insurance claim, related to the TVG litigation & arbitration expenses (See Note 3 to the accompanying consolidated financial statements). Accrued expenses decreased primarily due to a decrease in accrued bonuses and legal expenses.

     Net cash provided by investing activities for the three months ended March 31, 2004 was $59,079 compared to $97,065 of net cash used in investing activities in the prior year quarter. The year-over-year increase of $156,144 relates to (1) changes in property plant and equipment, which decreased $38,649 in the current period, representing a variance of $121,457 from the prior year quarter, and (2) changes in non-Player's Trust(SM) restricted cash, which decreased $97,728 in the current quarter, representing a variance of $34,687 from the decrease in restricted cash noted in the prior year quarter.

     Net cash provided by financing activities was $304,922 and $1,503,164 for the three months ended March 31, 2004 and 2003, respectively. The year-over-year decrease of $1,198,242 in cash provided by financing activities was due to (1) changes in proceeds from exercise of stock options and warrants which increased $304,922 in the current quarter, representing a variance of $51,758 from the increase noted in the prior year quarter, and (2) the decrease of net cash proceeds received from notes payable of $1,250,000 from the prior year quarter.

     Youbet settled a dispute with its largest stockholder, TVG, in February 2004. This settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Youbet issued 124,144 shares of common stock as partial satisfaction of this obligation in Februray 2004 and is obligated under the settlement agreement to satisfy the remainder of this obligation on July 2, 2004. We have filed an insurance claim to recover these amounts, among other things, and in the event we do not receive payment prior to July 1, 2004, we have the option of satisfying the remaining obligation by issuing additional shares of Youbet common stock.

     TVG held a warrant to acquire 51% of Youbet's common stock. In connection with the February 2004 settlement, TVG agreed, on March 31, 2004, to surrender its warrant to Youbet in exchange for one million shares of Youbet common stock. On March 31, 2004, TVG also requested that Youbet file a registration statement covering all five million shares of common stock held by TVG. Youbet is in the process of preparing a shelf registration in accordance with TVG's registration rights set forth in the warrant issuance agreement, and at this time, TVG has not advised us of any specific method of distribution or of its timing for any sales of Youbet common stock.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of March 31, 2004, our portfolio of investments included $8,359,904 in cash and cash equivalents and $3,422,470 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments is less than 1% at March 31, 2004. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 4.       CONTROLS AND PROCEDURES

     As of March 31, 2004, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Chief Financial Officer, of material information that we are required to include in periodic Securities and Exchange Commission filings.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     On February 23, 2004, Youbet.com, Inc. and TVG agreed to settle their disputes. As part of this settlement, Youbet agreed not to seek stockholder approval of certain charter and bylaw provisions, and TVG dropped all pending litigation and the related arbitration. The companies also agreed to recognize the dilutive effects of several specific securities transactions on the Additional Warrant and gave TVG the right to agree to surrender the Additional Warrant at any time prior to April 1, 2004 in exchange for one million shares of Youbet common stock. Finally, the settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Pursuant to this settlement agreement, Youbet issued 124,144 shares of common stock to TVG in February 2004 towards partial satisfaction of the $725,000 legal expense reimbursement. We are obligated under the settlement agreement to satisfy the remainder of this obligation on July 2, 2004.

     Pursuant to rights granted under the settlement agreement dated February, 23, 2004, TVG agreed, on March 31, 2004, to surrender the Additional Warrant to Youbet in exchange for one million shares of Youbet common stock. Youbet issued one million shares of its common stock valued at $3.64 per share, the fair value on the date of issuance, for a total value of $3,640,000 in consideration for surrendering the unexercised Additional Warrant.

     Youbet from time to time is involved in litigation arising in the ordinary course of its business. At March 31, 2004, Youbet was not a party to any material litigation outside the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.       OTHER INFORMATION

     None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit  3.1 Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

         Exhibit 3.2  Amended and Restated Bylaws of Youbet.com
                      (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

         Exhibit 10.1 Employment agreement dated as of January 1, 2004 by and between Youbet.com, Inc. and Gary W. Sproule

         Exhibit 10.2 Settlement Agreement, dated as of February 19, 2004, between Youbet.com, Inc. and ODS Technologies, L.P. d/b/a TVG Network (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

         Exhibit 10.3 Form of Supplement to Employment Agreement
                      (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

         Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule
                      13a-14(a) of the Securities Exchange Act of 1934

         Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule
                      13a-14(a) of the Securities Exchange Act of 1934

         Exhibit 32.1 Certification Pursuant to Rule 13a-14(b) of the Securities
                      Exchange Act of 1934

     (b) Reports on Form 8-K

         Form 8-K, dated December 29, 2003 and filed January 1, 2004, reporting under Items 5 and 7 the early retirement of $2 million aggregate principal amount of notes payable.

         Form 8-K, dated January 14, 2004 and filed January 20, 2004, reporting under Items 5 and 7 the delays in court and arbitration proceedings concerning Youbet's definitive proxy statement and TVG's warrants.

         Form 8-K, dated January 28, 2004 and filed February 2, 2004, reporting under Items 5 and 7 additional delays in court and arbitration proceedings concerning Youbet's definitive proxy statement and TVG's warrants.

         Form 8-K, dated and furnished February 12, 2004, reporting under Items 7 and 12 Youbet.com, Inc.'s financial results for the fourth quarter and fiscal year ended December 31, 2003.

         Form 8-K, dated and furnished February 18, 2004, reconciling under Items 7 and 12 EBITDA to net loss for the three years ended December 31, 2003.

         Form 8-K, dated February 19, 2004 and filed February 23, 2004, reporting under Items 5 and 7 the settlement of disputes with TVG.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      YOUBET.COM, INC.

         May 4, 2004         By:  /s/ Charles F. Champion
                                      ------------------------------------------
                                      Charles F. Champion
                                      President and Chief Executive Officer

         May 4, 2004         By:  /s/ Gary W. Sproule
                                      ------------------------------------------
                                      Gary W. Sproule
                                      Chief Financial Officer