Form 10-Q
period 2004-06-30
YOUBET COM INC
filed 2004-08-13
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

COMMISSION FILE NUMBER: 0-26015

YOUBET.COM, INC.

DELAWARE	95-4627253

5901 De Soto Avenue, Woodland Hills, California 91367

(818) 668-2100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2004, the issuer had 30,641,230 shares of common stock, par value $0.001 per share, issued and outstanding. The aggregate market value of the issuer’s common stock held by non-affiliates (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of June 30, 2004 was approximately $102,058,503 based upon the closing market price of $4.13 per common share on that date as reported on the Nasdaq SmallCap Market.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2004

Preliminary Note

This quarterly report on Form 10-Q is for the three-month period ended June 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the SEC in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information

Item 1. Financial Statements

Youbet.com, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Current Assets:
Cash and Cash Equivalents	11,390,402	8,273,926
Restricted Cash, current (Note 2)	3,567,140	3,518,016
Receivables (Note 3)	108,834	140,657
Interest and Other Receivables (Note 3)	1,741,079	1,270,759
Prepaid Expenses	774,005	884,409

Total Current Assets	17,581,460	14,087,767
Prepaids Expenses	5,000	—
Property and Equipment, net	2,560,873	2,731,922
Licensing Rights, net of amortization (Note 4)	—	1,407,447
Deferred Lease Costs	27,236	29,331
Deposits (Note 6)	96,820	595,650

TOTAL ASSETS	$20,271,389	$18,852,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable – Trade	673,979	439,559
Fees and Commissions Payable to Related Party (Note 4)	4,219,494	3,426,076
Accounts Payable - Track Related (Note 5)	1,600,709	2,539,534
Accrued Expenses	861,582	1,756,918
Customer Deposits	2,978,369	2,356,004
Accrued Compensation and Related Items	610,231	524,197
Deferred Revenues	85,631	79,519

TOTAL CURRENT LIABILITIES	$11,029,995	$11,121,807
Stockholders’ Equity:
Preferred Stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common Stock, $0.001 par value, authorized 100,000,000 shares 30,641,230 and 28,377,443 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	30,641	28,377
Treasury Stock (623,683 shares at cost)	(1,828,709)	(1,828,709)
Additional Paid In Capital	102,831,182	101,377,238
Accumulated Deficit	(91,791,720)	(91,846,596)

TOTAL STOCKHOLDERS’ EQUITY	9,241,394	7,730,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,271,389	$18,852,117

See Accompanying Notes to Financial Statements

Youbet.com, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues (Notes 4 and 5)
Commissions	$16,055,799	$13,540,751
Subscription and Transaction Fees	200,652	157,785
Race Information	101,630	83,140

Total Revenues	16,358,081	13,781,676
Operating Expenses:
Track Fees	6,822,613	6,266,436
Licensing Fees - Related Party (Note 4)	3,852,035	2,864,017
Network Operations	538,215	437,551
Research and Development	440,361	434,193
Sales and Marketing	969,020	755,727
General and Administrative	2,992,804	2,417,719
Depreciation and Amortization	714,317	1,499,382

Total Operating Expenses	$16,329,365	$14,675,025

Profit (Loss) From Operations	28,716	(893,349)
Other Income (Expense):
Interest Income	29,375	11,719
Interest Expense	(1,071)	(120,568)
Other Income (Expense)	(17,254)	19,652

Total Other Income (Expense)	11,050	(89,197)

Net Profit (Loss)	$39,766	$(982,546)

Earnings (Loss) per share – basic	$0.00	$(0.04)

Earnings (Loss) per share – diluted	$0.00	(0.04)

See Accompanying Notes to Financial Statements

Youbet.com, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues (Notes 4 and 5)
Commissions	$30,315,836	$24,385,970
Subscription and Transaction Fees	382,974	242,659
Race Information	186,376	159,454

Total Revenues	$30,885,186	$24,788,083
Operating Expenses:
Track Fees	13,955,704	11,888,576
Licensing Fees – Related Party (Note 4)	5,825,071	4,454,195
Network Operations	1,059,825	816,203
Research and Development	856,202	827,480
Sales and Marketing	1,638,112	1,137,161
General and Administrative	5,704,110	4,593,435
Depreciation and Amortization	1,839,749	2,883,642

Total Operating Expenses	$30,878,773	$26,600,692

Profit (Loss) From Operations	$6,413	$(1,812,609)
Other Income (Expense):
Interest Income	63,364	20,505
Interest Expense	(2,506)	(515,718)
Other Income (Expense)	(12,395)	77,597

Total Other Income (Expense)	$48,463	$(417,616)

Net Profit (Loss)	$54,876	$(2,230,225)

Earnings (Loss) per share – basic	$0.00	$(0.09)

Earnings (Loss) per share – diluted	$0.00	(0.09)

See Accompanying Notes to Financial Statements

Youbet.com, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Increase In Cash and Cash Equivalents
Cash Flows from Operating Activities:
Net Income (Loss)	$54,876	$(2,230,225)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,839,749	2,883,642
Non-Cash Interest Expense	—	423,416
Stock-Based Compensation	65,006	183,393
Loss on Sale of Property and Equipment	7,891	—
Change in Operating Assets and Liabilities:
Restricted Cash – Players TrustSM	(308,712)	(915,415)
Receivables	31,823	(106,696)
Interest and Other Receivables	(470,320)	2,401
Prepaid Expenses	105,404	(259,213)
Deposits	500,926	2,095
Account Payable – Trade	234,420	(11,434)
Fees Payable - Related Parties	793,418	883,605
Accounts Payable - Track Related	(938,825)	(1,957,107)
Accrued Expenses	(479,454)	1,067
Customer Deposits	622,365	1,145,525
Accrued Compensation and Related Items	86,034	(92,266)
Deferred Revenues	6,112	39,159

Net Cash Provided by (Used in) Operating Activities	2,150,713	(8,053)

Cash Flows From Investing Activities:
Restricted Cash – Other	259,588	285,061
Purchases of Property and Equipment	(269,144)	(248,615)

Net Cash Provided by (Used in) Investing Activities	(9,556)	36,446

Cash Flows from Financing Activities:
Proceeds from Exercise of Stock Options and Warrants	975,319	1,439,179
Proceeds from Notes Payable	—	2,000,000
Payments of Notes Payable	—	(750,000)

Net Cash Provided By Financing Activities	975,319	2,689,179

Net Increase in Cash and Cash Equivalents	3,116,476	2.717,572
Cash and Cash Equivalents at the Beginning of the Period	8,273,926	4,559,897

Cash and Cash Equivalents at the End of the Period	$11,390,402	$7,277,469

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,506	$117,903

Non-Cash Investing and Financing Activities:
Issuance of Warrants for $2 million note	$—	$518,223
Stock Issuance for Surrender of TVG’s Additional Warrant (Note 9)	3,640,000	—
Stock Issuance for TVG Legal Expense Reimbursement (Note 9)	415,882	—

See Accompanying Notes to Financial Statements

YOUBET.COM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2004

Note 1: Organization and Basis of Presentation

     Business

Youbet.com, Inc. has established itself as a leading global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet brand, its products, and its services throughout the United States and in select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. and international horse races.

On August 2, 2001, Youbet received a multi-jurisdictional simulcasting and interactive wagering totalizator hub license from the State of Oregon Racing Commission (“ORC”) to accept and place online and telephone horse racing pari-mutuel wagers. In each of August 2002 and 2003, Youbet obtained a one year renewal of its Oregon license. On May 11, 2004, Youbet filed an application to renew our license for another one year term, which was subsequently approved by the ORC on May 20, 2004. During June 2004, with the approval of the ORC, Youbet began the process of transferring its Oregon operations to Woodland Hills, California. It is estimated that the transition will be completed by September 2004.

On February 21, 2002, Youbet received a one-year, out-of-state, multi-jurisdictional wagering hub Advance Deposit Wagering (“ADW”) license from the State of California Horse Racing Board (“CHRB”). On February 22, 2003, Youbet received a two-year renewal of this license. On June 6, 2002, Youbet received a two-year, in-state, multi-jurisdictional wagering hub ADW license from the State of California. On April 22, 2004, Youbet received a renewal of its in-state, multi-jurisdictional wagering hub ADW license through the end of 2004. All wagers are processed through Youbet Oregon, Inc., a wholly-owned subsidiary of Youbet.

On July 19, 2004, Youbet applied to the Washington Horse Racing Commission for a license to conduct Advance Deposit Wagering in the state of Washington. The application is currently pending

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and June 30,

2003, and its cash flows for the six months ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States (“GAAP”). These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004, and should be read in conjunction with this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements presented in accordance with GAAP have been condensed or omitted.

Youbet.com, Inc., a Delaware corporation, and its wholly owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as “Youbet.com”, “Youbet”, or the “Company”. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Basic and Diluted Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the basic shares outstanding and all dilutive securities, including stock options, warrants, convertible notes, and preferred stock, but does not include the impact of potential common shares which would be anti-dilutive. As of June 30, 2004, total warrants outstanding were 840,928 with exercise prices between $0.50 and $7.93 and total stock options outstanding were 6,284,820 with exercise prices between $0.26 and $10.50. As of June 30, 2004 and 2003, because the average market price for Youbet’s common shares was greater than the weighted average exercise prices for both the warrants and stock options, there were no dilutive securities excluded from the computation of diluted EPS.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions. Deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. At June 30, 2004 and December 31, 2003, the Company had uninsured cash and cash equivalents and restricted cash of $14,938,647 and $10,320,727, respectively.

Note 2: Restricted Cash, Current

     Players TrustSM

As of June 30, 2004, the balance of customer accounts maintained in Players TrustSM was $2,944,224, all of which is recorded as restricted cash, current. This amount was $76,894 in excess of customer deposits. As of December 31, 2003, the balance of customer accounts maintained in the Players TrustSM was $2,634,585, which was $116,427 in excess of customer deposits.

     Obligations Under Facility Leases

As required under a lease agreement that expires March 15, 2010, for Youbet’s executive and operating offices, Youbet posted a letter of credit supported by restricted cash account in the amount of $707,804 in September 2003. As of June 30, 2004 and December 31, 2003, the cash required to support the letter of credit was $597,896 and $707,804, respectively, and is classified as restricted cash, current.

     Credit Card Reserves

The Company uses outside vendors to process its credit card and check transactions. These vendors require the Company to keep in reserve, for up to six months, a certain percentage of the total amounts processed as a reserve against any future potential losses. As of June 30, 2004 and December 31, 2003, these reserves amounted to $25,020 and $175,627, respectively, all of which is recorded as restricted cash, current.

Note 3: Receivables

As of June 30, 2004, Receivables of $108,834 primarily consisted of $97,111 due from various tracks for settlement of wagers processed through the Company’s Oregon hub.

As of June 30, 2004, Interest and Other Receivables of $1,741,079 included a net receivable of $1,149,368 due from Youbet’s directors and officers (“D&O”) liability insurance carrier for reimbursement of litigation and arbitration expenses. The net D&O receivable reflects a $244,489 non-cash reserve applied during the quarter. Also included is a net receivable of $346,000 due from Magna Entertainment Corporation (“Magna”) for underreported handle amounts to Youbet (See Note 5) and a $280,457 reimbursement for expenses incurred on behalf of a new international business venture for which a majority has been reserved.

As of December 31, 2003, Receivables of $140,657 primarily consisted of $29,202 due from Magna for fees earned on wagers processed through Magna’s Call-A-Bet system (exclusive of the audit receivable described in Note 5) and $109,996 due from various tracks for settlement of wagers processed through Youbet’s Oregon hub.

As of December 31, 2003, Interest and Other Receivables of $1,270,759 primarily consisted of $851,653 due from Youbet’s directors and officers liability insurance carrier for reimbursement of litigation and arbitration expenses, and $138,400 due from Magna for underreported handle amounts and a $280,457 reimbursement for expenses incurred on behalf of a new international business venture for which a majority has been reserved.

We periodically review the carrying value of all receivables to assess their recoverability and, if appropriate, the Company adjusts the reserves or carrying values.

Note 4: Licensing Rights - Related Party

In May 2001, Youbet entered into a track content and patent license agreement (the “License Agreement”) and a warrant issuance agreement with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International (“Gemstar”), doing business as Television Games Network (“TVG”). These agreements relate to the grant by TVG to Youbet of a non-exclusive license to use telephones and certain simulcast audio, video, and data content for the purpose of streaming such content online and the agreement of racetracks to accept wagers based on such content, and to use TVG’s patented systems for making pari-mutuel wagers on horse races online.

The License Agreement remains in effect until May 2011 (subject to certain extensions), but may be terminated prior to that time should Youbet cease to operate its Oregon account wagering hub or another account wagering facility approved by TVG or in the event Youbet brings any legal action against TVG or any of TVG’s affiliate. Either TVG or Youbet may terminate the License Agreement in the event that the other party materially breaches the License Agreement without cure upon notice.

In consideration of the rights granted to Youbet under the License Agreement, Youbet has agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and issued to TVG warrants to purchase Youbet common stock, as described below.

Youbet pays three distinct types of fees to TVG. First, Youbet pays to TVG fees based on wagers made by Youbet customers. These fees are calculated as a percentage of total handle wagered by Youbet customers and vary based on where such customer wagers are processed. Second, Youbet pays TVG certain milestone payments. These payments are calculated based on transaction or subscription fees charged by Youbet to its customers. Third, Youbet pays a portion of TVG’s host track fees and racing association fees with respect to account wagers placed by Youbet customers on races conducted at TVG exclusive tracks or within a certain distance of TVG exclusive tracks.

Youbet issued to TVG an initial warrant (the “Initial TVG Warrant”), on May 18, 2001, and recorded the fair value of the Initial TVG Warrant ($2,910,000 using the Black-Scholes method) as an asset captioned “Licensing Rights”. Accumulated amortization as of June 30, 2004 and December 31, 2003 was $2,910,000 and $2,531,413, respectively. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in cash proceeds to Youbet of $3,885 and issuance of 3,884,650 shares of Youbet common stock to TVG.

Youbet also issued to TVG an additional warrant (the “Additional Warrant”), on September 20, 2001, and recorded the fair value of the Additional Warrant ($7,054,000 using the Black-Scholes method) as an asset captioned “Licensing Rights”. Accumulated amortization as of June 30, 2004 and December 31, 2003 was $7,054,000 and $6,025,497, respectively.

In February 2004, Youbet and TVG agreed to settle their disputes, with Youbet agreeing not to seek stockholder approval of certain charter and bylaws provisions and TVG stopping all pending litigation and the related arbitration. Pursuant to rights granted under the settlement agreement dated February 23, 2004, on March 31, 2004, TVG notified Youbet that it was surrendering the Additional Warrant. In accordance with the settlement agreement,

Youbet issued to TVG one million shares of its common stock valued at $3.64 per share, the fair value on the date of issuance, in consideration for the tendered unexercised warrant. Finally, the settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute. Youbet issued 124,144 shares of common stock to TVG valued at $3.35 per share, the fair value on the date of issuance, for a total value of $415,882 in February 2004 towards partial satisfaction of such legal expense reimbursement. In accordance with the settlement agreement, in July 2004, Youbet paid TVG $362,500 in cash to satisfy its TVG legal expense reimbursement obligation. Youbet elected to exercise its right to pay the remaining settlement payment in cash, as opposed to the issuance of additional shares of common stock.

Note 5: Agreement with Magna and Independent Tracks

In addition to revenue generated from its relationship with TVG as discussed in Note 4, Youbet generates revenue under agreements with Magna, one of the largest owner/operators of premier horse racetracks in the United States and various other independent tracks.

In June 1997, Youbet entered into a Telecommunication Facilitation Agreement with Magna. Under the Telecommunication Facilitation Agreement, Youbet provided Magna with an interactive graphics interface into Youbet ExpressSM through which Youbet customers who have established accounts with Magna’s Call-A-Bet System could communicate with Magna to transmit wagering information. Effective December 26, 2003, the arrangement with Magna was modified to restrict wagering through Youbet only to Magna’s California tracks, Santa Anita, Bay Meadows, and Golden Gate Fields. During May 2004, Youbet exercised its right to terminate the Call-A-Bet interface and discontinue support of that system.

Pursuant to the terms of the Telecommunication Facilitation Agreement, Youbet audited Magna’s records for proper accounting of commissions owed to Youbet and determined that Magna underreported handle amounts and, as a result, underpaid Youbet in excess of $692,000. Youbet has recorded a receivable for this amount and has reserved a major portion of the receivable. At June 30, 2004 and December 31, 2003, approximately $346,000 and $138,000 of this receivable was recorded as cumulative revenue, respectively (See Note 3).

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

For the three months ended June 30, 2004 and 2003, $66,027 and $118,004, respectively, of the Company’s revenues were generated through the Magna Telecommunication Facilitation Agreement.

For the six months ended June 30, 2004 and 2003, $267,921 and $356,815, respectively, of the Company’s revenues were generated through the Magna Telecommunication Facilitation Agreement.

Note 6: Deposits

As of June 30, 2004, deposits primarily included a (1) $60,078 security deposit for Youbet’s Woodland Hills office, (2) $10,000 charge back deposit for credit card processing, (3) $15,835 deposit for satellite equipment, and (4) $10,906 for miscellaneous deposits.

As of December 31, 2003, deposits primarily included a (1) $500,000 deposit for licensing with the California Horse Racing Board, (2) $60,078 security deposit for Youbet’s Woodland Hills office, (3) $10,000 charge back deposit for credit card processing, and (4) $15,835 deposit for satellite equipment.

Note 7: Earnings per share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,
	2004			2003
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	(Loss)	Shares	EPS
Earnings per share - basic	$39,766	30,432,173	$0.00	$(982,546)	25,708,819	$(0.04)
Effect of dilutive securities	—	5,113,675	—	—	—	—
Earnings per share - diluted	$39,766	35,545,848	$0.00	$(982,546)	25,708,819	$(0.04)

	Six Months Ended June 30,
	2004			2003
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	(Loss)	Shares	EPS
Earnings per share - basic	$54,876	29,490,973	$0.00	$(2,230,225)	24,614,029	$(0.09)
Effect of dilutive securities	—	4,760,750	—	—	—	—
Earnings per share - diluted	$54,876	34,251,723	$0.00	$(2,230,225)	24,614,029	$(0.09)

For the three and six months ended June 30, 2003, there were no dilutive securities as the effect on the computation of earnings per share would be anti-dilutive.

Note 8: Stockholders’ Equity

The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered, and as financing costs. The Company accounts for stock options and warrants granted to employees and non-employees in accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123). The Company has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.

All securities described below were issued under an exemption to the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

Issuance of Warrants

Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2003	17,861,874	$2.54
Warrants Terminated	(16,651,236)	2.65
Warrants Exercised	(369,710)	1.09

Warrants Exercisable at June 30, 2004	840,928	$1.04

Additional information about outstanding warrants to purchase the Company’s common stock at June 30, 2004 is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of Exercise Prices:
$0.50 – 0.99	795,928	0.95	$0.76
$2.00 – 4.99	20,000	Not determinable	3.70
$5.00 – 7.93	25,000	0.17	7.93

Total	840,928		$1.04

Stock Option Arrangements

As of June 30, 2004, under the Company’s 1998 Stock Option Plan, there were 8,350,730 stock options granted out of a total approved pool of 8,500,000 options.

Issuance of Stock Options

During the six months ended June 30, 2004, the Company granted various stock options, as follows:

Stock options were granted to an officer of the Company to purchase 300,000 shares of common stock at exercise price of $2.49, the fair market values at the dates of grant. These options vest immediately.

Stock options were granted to employees and an officer of the Company, to purchase 249,000 shares of common stock at an exercise prices ranging from $2.49 to $5.49, the fair market value at the date of grant. These options vest ratably over four years and are exercisable for a period of five years.

Stock options were granted to an employee of the Company to purchase 50,000 shares of common stock at exercise price of $5.10, the fair market value at the date of grant. Total options granted vest ratably on June 16, 2005 and June 16, 2006.

Information with respect to activity under the Company’s Stock Option Plans is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2003	6,581,704	$1.15
Options Granted	599,000	3.18
Options Exercised	(769,933)	0.74
Options Cancelled	(10,800)	2.99
Options Forfeited	(115,151)	0.55

Balance, June 30, 2004	6,284,820	1.41

Options Exercisable (Vested) at June 30, 2004	5,053,104	$1.24

Additional information about outstanding options to purchase the Company’s common stock at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise		Contractual Life	Exercise	Number of	Exercise
Prices	Number of Shares	(in years)	Price	Shares	Price
$0.26 - $0.99	3,658,111	6.60	$0.65	3,164,782	$0.65
$1.00 - $1.99	305,636	2.31	1.27	191,536	1.11
$2.00 - $4.99	2,240,673	6.59	2.53	1,666,786	2.29
$5.00 - $10.50	80,400	3.11	5.18	30,000	5.31

TOTAL	6,284,820	6.34	$1.41	5,053,104	$1.24

On August 1, 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees’ previously issued stock options at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company’s outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. As of June 30, 2004, 105,505 of the $1.00 repriced options remain vested and unexercised and 22,650 of the $1.00 repriced options remain unvested.

In accordance with the election available under SFAS No. 123, the Company accounts for stock options issued to officers and employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain repriced options resulted in compensation adjustments which have been reflected in net income.

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the Company’s plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the respective periods.

	Six Months Ended June 30,
	2004	2003
Expected Life in Years	4.18	5.3
Risk Free Interest Rate	3.8%	4.3%
Dividend Yield	0%	0%
Expected Volatility	57.6%	78.3%

The weighted average fair value at the date of grant for stock options granted during the six months ended June 30, 2004 was $2.75. No warrants were granted during the six month period ended June 30, 2004.

	Six Months Ended June 30,
	2004	2003
As Reported Net Income (Loss)	$54,876	$(2,230,225)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	65,006	147,638
Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,460,662)	(830,514)

Pro Forma Net Loss	$(1,340,780)	$(2,913,101)

Net Loss per Share:
As Reported	$0.00	$(0.09)
Pro Forma	$(0.05)	$(0.12)

Note 9: Legal Proceedings

Youbet from time to time is involved in litigation arising in the ordinary course of its business. At June 30, 2004, Youbet was not a party to any material litigation outside the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s Consolidated Financial Statements and other financial information included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure external sources of financing on acceptable terms, the ability to reduce operating expense and other factors described in our filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Overview

Youbet has established itself as a leading, global brand name for online, live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry, which adapts well to the Internet. Youbet has focused on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets. Youbet currently provides its customers with the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. and international horse races.

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

Off-track wagering is typically captured through intertrack simulcasts, off-track betting (OTB) facilities, telephone-based live operator and interactive voice recognition (IVR), and PC-based and wireless transmissions. This shift from at-the-track to off-track wagering was driven by racing enthusiasts’ desire for convenient, remote access to a wide range of horse racing events, the ability to deliver this service through developments in electronic systems, and the concept of advance deposit wagering (ADW). ADW is accomplished when a customer opens an account with a state-licensed entity and then deposits funds into that account for future wagering. Customers may then use their funds plus any realized winnings for on-going wagering. Customers using OTB facilities, including our ADW service, receive the same odds as they would receive if they were physically at the track.

Similar to most forms of gaming, live event wagering is most enjoyable when there are a wide variety of wagering options available. Simultaneously covering the action at more than one hundred domestic and international horse tracks, Youbet exhibits dozens of races every day. Through personal computers, our web-based technology provides substantially more gaming action than is possible through any other live event wagering alternative. Our proprietary interactive system completes the wagering process, including exotic selections, much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As we consider expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

The convenience of remote wagering has encouraged new and existing customers to become more engaged with the sport of horse racing. We believe that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experiencing the thrill of wagering.

Critical Accounting Policies

Revenues

Youbet records gross commission proceeds as Revenues and records the related costs under operating expenses as Track Fees and Licensing Fees – Related Party. In addition, Youbet recognizes net commissions earned on wagers placed at third-party wagering facilities as Revenue. Youbet records on a monthly basis the current portion of paid audio and video streaming subscriptions as Revenue. Youbet also records as Revenue sales of handicapping information on a per use basis.

Licensing Rights

The Company recorded deferred licensing rights based on the fair value of the initial and additional TVG warrants issued, using the Black-Scholes option pricing model (see Note 4 to the accompanying consolidated financial statements). The licensing rights were amortized over a three year period. These licensing rights became fully amortized in May 2004 and the accumulated amortization of the license rights was $9,964,000 at June 30, 2004.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues increased 19% to $16,358,082 for the quarter ended June 30, 2004 compared to $13,781,676 in the second quarter of 2003. Gross handle grew 13% from $73,338,576 for the second quarter 2003 to $83,065,112 for the three months ended June 30, 2004. Our handle growth was primarily due to increases in new customer accounts, targeted marketing campaigns and promotions, enhancements in Web content and functionality, and our robust content offering. Although Magna contractually prevented Youbet from carrying this year’s Preakness, the second event of the Triple Crown, Youbet was still able to achieve an increase in total handle year-over-year in the second quarter of 2004. Our revenue improvement was driven by our growth in handle and the maximization of revenue yield by offering our customers incentives to wager on tracks that generate the greatest revenue yield to Youbet. Revenue from subscription packages increased 27% to $200,652 for the quarter ended June 30, 2004 compared to $157,785 for the quarter ended June 30, 2003.

Operating Expenses

TRACK FEES: Track Fees increased 9% to $6,822,613 in 2004, compared to $6,266,436 in the second quarter of 2003. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, the Oregon Racing Commission, and various tote fees.

LICENSING FEES - RELATED PARTY: Licensing Fees – Related Party represents amounts paid and payable as a result of our licensing agreement with TVG (See Note 4 to the accompanying consolidated financial statements). For the three months ended June 30, 2004, these fees increased 35% to $3,852,035 compared to $2,864,017 for the second quarter of 2003 primarily due to increased wagering on TVG tracks.

NETWORK OPERATIONS: Network Operations expense increased 23% to $538,215 in 2004, compared to $437,551 in the second quarter of 2003. The increase was due to increased number of personnel and data center expenses. Network Operations expense consists of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and Development expense remained relatively flat, increasing 1% to $440,361 in 2004, compared to $434,193 in the second quarter of 2003. The increase was primarily due to increased personnel costs, partially offset by reduced consulting fees. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could further increase our Research and Development expenses in the future.

SALES AND MARKETING: Sales and Marketing expense increased 28% to $969,020 in 2004, compared to $755,727 in the second quarter of 2003. The increase was primarily due to increased efforts to advertise Youbet products. Sales and Marketing expense consists of costs for salaries, marketing and advertising, racing operations, and member services.

GENERAL AND ADMINISTRATIVE: General and Administrative expense increased 24% to $2,992,804 in 2004, compared to $2,417,718 in the second quarter of 2003. The increase was primarily due to increases in fully burdened salaries, performance related bonuses, our 401(k) matching program, outside legal and consulting expenses, and investor relations; partially offset by decreased bad debt expense. General and administrative expense consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 52% to $714,317 in 2004 compared to $1,499,382 in the second quarter of 2003. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004 (See Note 4).

Other Income (Expense)

INTEREST INCOME: Interest Income increased 151% to $29,375 in 2004 compared to $11,719 in the second quarter of 2003. The balance of the increase was due to higher balances of cash in interest bearing accounts.

INTEREST EXPENSE: Interest Expense decreased 99% to $1,071 in 2004, compared to $120,568 in the second quarter of 2003. The decrease was primarily due to the retirement of previously issued unsecured notes and the amortization of the related note discount during the second quarter of 2003.

OTHER INCOME / (EXPENSE): Other expense of $17,254 primarily represents a settlement payment made to an unrelated party during the second quarter of 2004, compared to $19,652 other income related to a recovery of a legal matter in the second quarter of 2003.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues increased 25% to $30,885,185 for the six months ended June 30, 2004 compared to $24,788,083 for the six months ended June 30, 2003. Gross handle grew 15% from $134,304,817 for the six months ended June 30, 2003 to $154,831,603 for the six months ended June 30, 2004. The handle growth was primarily due to increases in new customer accounts, successfully targeted marketing campaigns and promotions, enhancements in web content and functionality, and our robust content offering. Our revenue improvement was driven by our growth in handle and the maximization of revenue yield by offering our customers incentives to wager on tracks that generate the greatest revenue yield to Youbet. Revenue from subscription packages increased 58% to $382,974 for the six months ended June 30, 2004 compared to $242,659 for the six months ended June 30, 2003.

Operating Expenses

TRACK FEES: Track Fees increased 17% to $13,955,704 in 2004, compared to $11,888,576 for the six months ended June 30, 2003. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, the Oregon Racing Commission, and various tote fees.

LICENSING FEES - RELATED PARTY: Licensing Fees – Related Party represents amounts paid and payable as a result of our licensing agreement with TVG (See Note 4 to the accompanying consolidated financial statements). For the six months ended June 30, 2004, these fees increased 31% to $5,825,071 compared to $4,454,195 for the six months ended June 30, 2003 primarily due to increased wagering on TVG tracks.

NETWORK OPERATIONS: Network Operations expense increased 30% to $1,059,825 in 2004, compared to $816,203 for the six months ended June 30, 2003. The increase was due to increased number of personnel and data center expenses. Network Operations expense consists of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and Development expense increased 4% to $856,202 in 2004, compared to $827,480 for the six months ended June 30, 2003. The increase was primarily due to increased personnel costs, partially offset by reduced consulting fees.

SALES AND MARKETING: Sales and Marketing expense increased 44% to $1,638,112 in 2004, compared to $1,137,161 for the six months ended June 30, 2003. The increase was primarily due to increased efforts to advertise Youbet products. Sales and Marketing expense consists of costs for salaries, marketing and advertising, racing operations, and member services.

GENERAL AND ADMINISTRATIVE: General and Administrative expense increased 24% to $5,704,110 in 2004, compared to $4,593,435 for the six months ended June 30, 2003. The increase was primarily due to increases in fully burdened salaries, performance related bonuses, our 401(k) matching program, outside legal, and investor relations; partially offset by decreased bad debt expense. General and administrative expense consists primarily of salaries, benefits, insurances, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and Amortization decreased 36% to $1,839,749 in 2004 compared to $2,883,642 for the six months ended June 30, 2003. Depreciation and Amortization primarily consists of amortization of licensing rights related to the TVG license agreement which was fully amortized in May 2004 (See Note 4).

Other Income (Expense)

INTEREST INCOME: Interest Income increased 209% to $63,364 in 2004 compared to $20,504 for the six months ended June 30, 2003. The balance of the increase was due to higher balances of cash in interest bearing accounts.

INTEREST EXPENSE: Interest Expense decreased 100% to $2,506 in 2004, compared to $515,718 for the six months ended June 30, 2003. The decrease was primarily due to the retirement of previously issued unsecured notes and the amortization of the related note discount during the second quarter of 2003.

OTHER INCOME / (EXPENSE): Other expense of $12,395 primarily represents a settlement payment made to an unrelated party during the second quarter of 2004, compared to $77,597 other income related to the write-off of $57,945 related to a settlement of a disputed invoice and recovery of a legal matter in 2003.

Liquidity and Capital Resources

During the first six months of 2004, we funded our operations primarily through working capital, in addition to proceeds received from the exercise of stock option and warrants. As of June 30, 2004, we had net working capital of $6,551,466, compared to $2,965,960 at December 31, 2003. As of June 30, 2004, we had $11,390,402 in cash and cash equivalents and $3,567,140 in restricted cash. Our principal recurring cash commitments consist of payroll and benefits, business insurance, real estate leases, data center operations, and telecommunications. Management believes that its ongoing efforts to reduce costs and operate more efficiently, combined with the growth in gross handle, has improved cash flow to a level needed to support future operations. However, we may from time to time seek additional capital to fund operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure.

Net cash provided by operating activities was $2,150,713 for the six months ended June 30, 2004, and the net cash used in operating activities was $8,053 for the six months ended June 30, 2003. The year-over-year increase of $2,158,766 for net cash provided by operating activities was primarily due to (1) net income of $54,876 reported in the first six months of 2004, representing an increase of $2,285,101 from a net loss of $2,230,225 reported in 2003 for the same period, (2) changes in accounts payable – track related, which decreased $938,825 for the six months ended June 30, 2004, representing a variance of $1,018,282 from the decrease in the same period of 2003, (3) changes in the Player’s TrustSM restricted cash, which increased $308,712 for the six months ended June 30, 2004, representing a variance of $606,703 from the increase in the Player’s TrustSM restricted cash noted in the same period of 2003, (4) changes in deposits, which decreased $500,926 for the six months ended June 30, 2004, representing a variance of $498,831 from the increase in deposits noted in the same period of 2003, and (5) changes in accounts payable - trade, which increased $234,420 for the six months ended June 30, 2004, representing a variance of $245,854 from the decrease in accounts payable – trade noted in the same period of 2003. These variances were partially offset by (1) a variance of $1,043,893 from a decrease in depreciation and amortization from the prior year, (2) changes in interest and other receivables, which increased $470,320 for the six months ended June 30, 2004, representing a variance of $472,721 from the decrease in interest and other receivables noted in the same period of 2003, (3) changes in customer deposits, which increased $622,365 for the six months ended June 30, 2004, representing a variance of $523,160 from the increase in customer deposits noted in the same period of 2003, (4) changes in accrued expenses, which decreased $479,454 for the six months ended June 30, 2004, representing a variance of $480,521 from the increase in accrued expenses noted in the same period of 2003, and (5) a variance of $423,416 from a decrease in non-cash interest expense from the prior year.

The decrease in deposits since December 31, 2003 was the result of Youbet obtaining in February 2004 a surety bond secured by a letter of credit. Upon receipt of this surety bond, the California Horse Racing Board, released a $500,000 cash deposit, plus interest, back to Youbet. Accounts payable – track related decreased mostly due to a decrease in the Magna payable caused by Magna restricting our access to only their California tracks. The increase in interest and other receivables was primarily due to an increase in our directors and officers liability policy insurance claim, related to our TVG litigation and arbitration expenses (See Note 3 to the accompanying consolidated financial statements). Accrued expenses decreased primarily due to a decrease in accrued bonuses and legal expenses.

Net cash used in investing activities for the six months ended June 30, 2004 was $9,556 compared to $36,446 of net cash provided by investing activities in the same period of 2003. The year-over-year decrease of $46,002 relates to (1) changes in property plant and equipment, which decreased $269,144 in the current period, representing a variance of $20,529 from the prior year period, and (2) changes in non-Player’s TrustSM restricted cash, which decreased $259,588 in the current six-month period, representing a variance of $25,473 from the decrease in non-Player’s TrustSM restricted cash noted in the prior year period.

Net cash provided by financing activities was $975,319 and $2,689,179 for the six months ended June 30, 2004 and 2003, respectively. The year-over-year decrease of $1,713,860 in cash provided by financing activities was due to (1) the decrease of notes payable of $2,000,000 from the 6 months ended June 30, 2003, (2) changes in proceeds from exercise of stock options and warrants which increased $975,319 for the six months ended June 30, 2004, representing a variance of $463,860 from the increase noted in the same period of 2003, and (3) the decrease of payments of notes payable of $750,000 from the same period of 2003.

Youbet settled a dispute with its largest stockholder, TVG, in February 2004. This settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Youbet issued 124,144 shares of common stock as partial satisfaction of this obligation in Februray 2004 and on July 2, 2004, Youbet paid TVG $362,500 to satisfy its TVG legal expense reimbursement obligation. We have filed an insurance claim to recover these amounts.

TVG held a warrant to acquire 51% of Youbet’s common stock. In connection with the February 2004 settlement, TVG agreed, on March 31, 2004, to surrender this warrant to Youbet in exchange for one million shares of Youbet common stock. On March 31, 2004, TVG also requested that Youbet file a registration statement covering all five million shares of common stock held by TVG. Youbet has filed a registration statement in accordance with TVG’s registration rights set forth in the warrant issuance agreement, and at this time, TVG has not advised us of any specific method of distribution or of its timing for any sales of Youbet common stock.

During the first six months of 2004, Youbet entered into employment agreements with Gary Sproule, Chief Operating Officer, and Chuck Bearchell, Chief Financial Officer, which expire on January 1, 2006 and March 26, 2006, respectively. Also, Youbet entered into a separation agreement and release of claims with Michael Veitch, Chief Marketing Officer, whose employment with Youbet will continue through December 31, 2004. As of June 30, 2004, the total contracted obligations under employment agreements amounted to $2,529,567.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of June 30, 2004, our portfolio of investments included $11,390,402 in cash and cash equivalents and $3,567,140 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments was less than 1% at June 30, 2004. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

As of June 30, 2004, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, BDO Seidman, LLP (“BDO”), our independent auditors, has identified a matter which they believe to be a reportable condition under standards established by the American Institute of Certified Public Accountants. BDO and management have reported to the audit committee that this matter is not believed to be a material weakness. The matter involves internal controls over certain limited aspects of our quarterly closing process. Management has addressed this item by adding an additional procedure and providing additional oversight with respect to recording certain specified material transactions.

Part II. Other Information

Item 1. Legal Proceedings

Youbet from time to time is involved in litigation arising in the ordinary course of its business. At June 30, 2004, Youbet was not a party to any material litigation outside the ordinary course of business.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports On Form 8-K

     (a) Exhibits

Exhibit 3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

Exhibit 3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

Exhibit 10.1	Employment Agreement, dated as of March 29, 2004, by and between Youbet.com, Inc. and Charles Bearchell.

Exhibit 10.2	Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule.

Exhibit 10.3	Separation Agreement, dated as of May 28, 2004, by and between Youbet.com, Inc. and Michael Veitch.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

     (b) Reports on Form 8-K

Form 8-K, dated March 31, 2004 and filed April 1, 2004, reporting under Items 5 and 7 TVG’s decision not to exercise a warrant issued to TVG.

Form 8-K, dated and furnished April 27, 2004, reporting under Items 7 and 12 Youbet’s financial results for the first quarter ended March 31, 2004.

Form 8-K, dated May 4, 2004 and filed May 5, 2004, reporting under Items 5 and 7 certain information relating to the Kentucky Derby operational milestones experienced by Youbet.

Form 8-K, dated May 11, 2004 and filed May 18, 2004, reporting under Items 5 and 7 two executive officer appointments involving key operating and financial functions of the Youbet.

Form 8-K, dated June 10, 2004 and filed June 11, 2004, reporting under Items 5 and 7 certain information relating to the Belmont Stakes operational milestones experienced by Youbet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
August 13, 2004	By: /s/	Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

August 13, 2004	By: /s/	Charles R. Bearchell
Charles R. Bearchell
Chief Financial Officer