Form 10-Q
period 2004-09-30
YOUBET COM INC
filed 2004-11-15
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, the issuer had 30,676,291 shares of common stock, par value $0.001 per share, issued and outstanding. The aggregate market value of the issuer’s common stock held by non-affiliates (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of November 1, 2004 was approximately $102,358,428 based upon the closing market price of $3.44 per common share on that date as reported on the Nasdaq SmallCap Market.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2004

Preliminary Note

This quarterly report on Form 10-Q is for the three-month period ended September 30, 2004. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The SEC allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the SEC in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information

Item 1. Financial Statements

YOUBET.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,744,905	$8,273,926
Restricted cash, current	3,084,501	2,924,034
Accounts receivable	544,622	279,057
Other receivables	1,351,037	1,132,359
Prepaid expenses	870,290	884,409
Deferred tax asset	3,250,000	—

	20,845,355	13,493,785
Property and equipment, net	2,814,287	2,731,922
Restricted cash, long-term	487,750	593,982
Licenses and patents, net of amortization	41,809	1,407,447
Deposits and other	151,690	624,981

	$24,340,891	$18,852,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liability	$119,934	$—
Trade payables, TVG	4,495,723	3,426,076
Trade payables, track related	1,567,449	2,539,534
Trade payables, other	761,271	439,559
Accrued expenses and other	1,067,479	2,281,115
Customer deposits	2,860,631	2,356,004
Deferred revenues	92,475	79,519

	10,964,962	11,121,807
Lease liability, net of current portion	185,553	—

	11,150,515	11,121,807

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 30,676,291 and 28,377,443 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	30,676	28,377
Additional paid-in capital	102,739,044	101,377,238
Deficit	(87,750,635)	(91,846,596)
Treasury stock (623,683 shares at cost)	(1,828,709)	(1,828,709)

	13,190,376	7,730,310

	$24,340,891	$18,852,117

See notes to condensed consolidated financial statements

YOUBET.COM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2004	2003
Revenues
Commissions	$16,923,438	$14,043,202
Subscription and transaction fees	202,459	178,129
Race information	118,238	83,589

	17,244,135	14,304,920

Operating expenses
Track fees	7,107,531	6,100,240
Licensing, TVG	4,320,794	3,462,710
Network operations	584,542	484,002
Research and development	415,352	379,734
Sales and marketing	940,271	558,651
General and administrative	2,848,690	2,616,101
Depreciation and amortization	208,747	1,212,958

	16,425,927	14,814,396

Income (loss) from operations	818,208	(509,476)

Other income (expense)
Interest income
Interest expense	34,267	10,285
Other	(3,013)	(121,364)
	(58,377)	2,702

	(27,123)	(108,377)

Income (loss) before income taxes	791,085	(617,853)
Income tax benefit
Decrease in deferred tax asset valuation allowance net of $310,000 applied to the current period pre-tax income	(3,250,000)	—

Net income (loss)	$4,041,085	$(617,853)

Income (loss) per share – basic	$0.13	$(0.02)
Income (loss) per share – diluted	$0.12	$(0.02)

See notes to condensed consolidated financial statements

YOUBET.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Revenues
Commissions	$47,239,274	$38,429,172
Subscription and transaction fees	585,432	420,788
Race information	304,615	243,043

	48,129,321	39,093,003

Operating expenses
Track fees	21,063,234	18,250,282
Licensing, TVG	10,145,866	7,650,562
Network operations	1,644,367	1,300,205
Research and development	1,271,554	1,207,214
Sales and marketing	2,578,383	1,695,812
General and administrative	8,552,394	7,213,935
Depreciation and amortization	2,048,496	4,096,600

	47,304,294	41,414,610

Income (loss) from operations	825,027	(2,321,607)

Other income (expense)
Interest income	97,631	30,790
Interest expense	(5,519)	(637,082)
Other	(71,177)	79,821

	20,935	(526,471)

Income (loss) before income taxes	845,962	(2,848,078)
Income tax benefit
Decrease in deferred tax asset valuation allowance net of $750,000 applied to the current period pre-tax income	(3,250,000)	—

Net income (loss)	$4,095,962	$(2,848,078)

Income (loss) per share – basic	$0.14	$(0.11)
Income (loss) per share – diluted	$0.12	$(0.11)

See notes to condensed consolidated financial statements

YOUBET.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income (loss)	$4,095,962	$(2,848,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,048,496	4,096,601
Non-cash interest expense	—	488,194
Stock-based compensation (benefit)	(60,001)	303,410
(Gain) loss on sale of property and equipment	7,648	(1,693)
Increase in operating (assets) and liabilities
Restricted cash, Players’ Trust	(314,881)	(1,017,543)
Accounts receivable	(265,565)	251,538
Other receivables	(218,677)	(352,654)
Prepaid expenses	14,119	(651,012)
Deferred tax asset	(3,250,000)	—
Deposits and other	473,291	(19,173)
Trade payables, TVG	1,069,647	1,418,277
Trade payables, track related	(972,085)	(2,160,524)
Trade payables, other	321,712	(108,533)
Accrued expenses and other	(797,753)	120,561
Customer deposits	504,627	927,156
Deferred revenues	12,956	34,766

Net cash provided by operating activities	2,669,496	481,293

Investing activities
Purchases of property and equipment	(425,819)	(422,440)
Proceeds from sale of property and equipment	243	11,500
Investment in licenses and patents	(41,809)	—
Restricted cash, other	260,644	342,116

Net used in investing activities	(206,741)	(68,824)

Financing activities
Proceeds from exercise of stock options and warrants, net	1,008,224	2,589,438
Proceeds from notes payable	—	2,000,000
Repayments of notes payable	—	(750,000)

Net cash provided by financing activities	1,008,224	3,839,438

Increase in cash and cash equivalents	3,470,979	4,251,907
Cash and cash equivalents, beginning of period	8,273,926	4,559,897

Cash and cash equivalents, end of period	$11,744,905	$8,811,804

Supplemental disclosure of cash flow information
Cash paid for interest	$5,519	$172,727

Non-cash investing and financing activities
Issuance of warrants for $2 million note	$—	$518,223
Stock issuance for surrender of TVG’s additional warrant	3,640,000	—
Stock issuance for TVG legal expense reimbursement	415,882
Equipment acquired with capital lease	305,487	—

See notes to condensed consolidated financial statements

YOUBET.COM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Note 1: Basis of presentation

The accompanying financial statements have been prepared by Youbet.com, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Form 10-K for the fiscal year ended December 31, 2003, previously filed with the Securities and Exchange Commission, from which the balance sheet information as of December 31, 2003, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

Note 2: TVG

In May 2001, Youbet entered into a track content and patent license agreement (the “License Agreement”) and a warrant issuance agreement with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International (“Gemstar”), doing business as Television Games Network (“TVG”). In consideration of the rights granted to Youbet under the License Agreement, Youbet agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and issued to TVG warrants to purchase Youbet common stock

Youbet issued to TVG an initial warrant (the “Initial TVG Warrant”) on May 18, 2001, and recorded the fair value of the Initial TVG Warrant as an asset captioned “Licensing Rights”. The Initial TVG Warrant was exercised during the quarter ended June 30, 2002, resulting in the issuance of 3,884,650 shares of Youbet common stock to TVG. Youbet also issued to TVG an additional warrant (the “Additional Warrant”) on September 20, 2001, and recorded the fair value of the Additional Warrant as an asset captioned “Licensing Rights”. The Licensing Rights attributable to the Initial TVG Warrant and the Additional Warrant were amortized over the three-year period ended in May 2004.

In February 2004, the Company and TVG agreed to settle certain disputes, and in connection therewith, the Company issued to TVG 1,124,144 shares of its common stock, and in March 2004, TVG surrendered its Additional Warrant. The agreement pursuant to which the Initial TVG Warrant and the Additional Warrant were issued contained registration rights which TVG exercised, and on June 10, 2004, the Company filed a shelf-registration statement for the resale of TVG’s common stock. On September 9, 2004, TVG sold all of its 5,008,794 shares of the Company’s common stock. The License Agreement remains in effect at least through May 2011.

Note 3: Income taxes

As of September 30, 2004, the Company had available net operating loss carryforwards and other tax credits of $92,178,000. The net operating loss carryforwards and other tax credits generated a deferred tax asset of approximately $24,661,000. The deferred tax asset was previously not recognized since management was unable to determine that it was more likely than not that the asset would be realized. During the third quarter of 2004, management determined that $4,000,000 of the deferred tax asset should be recognized. The change in allowance created an income tax benefit of $3,250,000, net of the $750,000 that otherwise would have been the current period income tax expense. Management decisions are made at each reporting period and actual results could vary significantly from the estimates of future tax rates and associated liabilities.

Note 4: Earnings per share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,
	2004			2003
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	(Loss)	Shares	EPS
Earnings per share - Basic	$4,041,085	30,647,470	$0.13	$(617,853)	27,431,953	$(0.02)
Effect of dilutive securities	—	3,797,270	—	—	—	—
Earnings per share - Diluted	$4,041,085	34,444,740	$0.12	$(617,853)	27,431,953	$(0.02)

	Three Months Ended September 30,
	2004			2003
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	(Loss)	Shares	EPS
Earnings per share - basic	$4,095,962	29,876,472	$0.14	$(2,848,078)	25,553,337	$(0.11)
Effect of dilutive securities	—	4,472,431	—	—	—	—
Earnings per share - diluted	$4,095,962	34,348,903	$0.12	$(2,848,078)	25,553,337	$(0.11)

Note 5: Stockholders’ equity

The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered and as financing costs. In accordance with the election available under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock options issued to officers and employees under the recognition and measurement principles of Accounting Policy Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, certain repriced options discussed below resulted in compensation adjustments, which have been reflected in net income. The Company has calculated the fair value of warrants and non-employee stock options according to the Black-Scholes pricing model.

All warrants described below were issued under an exemption to the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

Issuance of warrants

Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2003	17,861,874	$2.54
Warrants Terminated	(16,686,236)	2.66
Warrants Exercised	(373,953)	1.09

Warrants Exercisable at September 30, 2004	801,685	$0.80

Additional information about outstanding warrants to purchase the Company’s common stock at September 30, 2004 is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of Exercise Prices:
$0.50 – 0.99	791,685	0.70	$0.76
$2.00 – 4.99	10,000	1.25	4.28

Total	801,685		$0.80

Stock option arrangements

As of September 30, 2004, under the Company’s 1998 Stock Option Plan, there were 8,495,492 stock options granted out of a total approved pool of 8,500,000 options.

Issuance of stock options

During the nine months ended September 30, 2004, the Company granted various stock options to officers, other employees and directors, as follows:

Stock options were granted to officers of the Company to purchase 450,000 shares of common stock at exercise prices ranging from $2.49 to $3.49, the fair market values at the dates of grant. The vesting schedules for these options range from vesting immediately to vesting ratably over four years. These options are exercisable for five years.

Stock options were granted to employees of the Company to purchase 257,800 shares of common stock at exercise prices ranging from $2.49 to $5.49, the fair market value at the date of grant. These options vest ratably between two and four years and are exercisable for five years.

Stock options were granted to directors of the Company to purchase 110,000 shares of common stock at exercise prices ranging from $2.76 to $5.62, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

Information with respect to activity under the Company’s Stock Option Plans is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2003	6,581,704	$1.15
Options Granted	817,800	3.43
Options Exercised	(800,751)	0.75
Options Cancelled	(84,650)	2.76
Options Forfeited	(115,339)	0.55

Balance, September 30, 2004	6,398,764	1.49

Options Exercisable (Vested) at September 30, 2004	5,231,408	$1.25

Additional information about outstanding options to purchase the Company’s common stock at September 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life (in years)	Price	Shares	Price
$0.26 - $0.99	3,613,636	5.40	$0.65	3,262,020	$0.65
$1.00 - $1.99	277,730	2.24	1.29	185,880	1.12
$2.00 - $4.99	2,412,398	6.30	2.61	1,761,008	2.33
$5.00 - $10.50	95,000	7.00	5.35	22,500	5.62

TOTAL	6,398,764	5.62	$1.49	5,231,408	$1.25

In 2001, the Board of Directors approved an option repricing plan whereby each current non-executive employees’ stock options previously issued at a strike price above $1.00, were repriced to the then current market price of the common stock ($1.00). The Board of Directors believed that many of the stock options previously granted by the Company no longer provided the performance incentive intended by the option because the exercise price of many of the Company’s outstanding stock options was well in excess of the market price of the common stock. Pursuant to the repricing plan, 378,774 options were repriced to $1.00. Each repriced option retained its expiration date and vesting schedule. As of September 30, 2004, 93,075 of the $1.00 repriced options remained vested and unexercised and 8,038 of the $1.00 repriced options remained unvested.

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

	Nine Months Ended September 30,
	2004	2003
Expected Life in Years	4.58	5.0
Risk Free Interest Rate	4.5%	4.0%
Dividend Yield	0%	0%
Expected Volatility	56.1%	75.2%

The weighted average fair value at the date of grant for stock options granted during the nine months ended September 30, 2004 was $3.43. No warrants were granted during the nine month period ended September 30, 2004.

	Nine Months Ended September 30,
	2004	2003
As Reported Net Income (Loss)	$4,095,962	$(2,848,078)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(60,001)	114,124
Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,518,465)	(1,285,460)

Pro Forma Net Income (Loss)	$2,517,496	$(4,019,414)

Net Income (Loss) per Share:
As Reported, fully diluted	$0.12	$(0.11)
Pro Forma, fully diluted	$0.07	$(0.16)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statements

The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s Condensed Consolidated Financial Statements and other financial information included herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties, including the timely development and market acceptance of products and technologies, successful integration of acquisitions, the ability to secure external sources of financing on acceptable terms, the ability to reduce operating expense and other factors described in our filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

Overview

Youbet has established itself as a leading, global brand name for online horse race wagering and believes that its technology and systems are adaptable to other live event sports entertainment and wagering. Wagering on live events, such as horse racing, car racing, soccer, football, and other sporting events is a large global industry, which adapts well to the Internet. Youbet’s current focus is on the United States horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast, and in-depth, up-to-the-minute information on horse racing. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets. Youbet currently provides its customers the ability to receive interactive, real-time audio/video broadcasts directly on their computers, access a comprehensive database of handicapping information and, in most states, wager on a wide selection of U.S. and international horse races.

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

Similar to most forms of gaming, live event wagering is most enjoyable when there are a wide variety of wagering options available. Simultaneously covering the action at more than one hundred domestic and international horse tracks, Youbet exhibits dozens of races every day. Our customers using their personal computers and our web-based technology have substantially more betting alternatives than is possible through any other live event wagering venue. Our proprietary interactive system completes the wagering process, including exotic selections, much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As we consider expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

The convenience of remote wagering has encouraged new and existing customers to become more engaged with the sport of horse racing. We believe that our marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experience the thrill of wagering. During the three and nine month periods ended September 30, 2004, our customers wagered (sometimes referred to as “handle”) $83,714,438 and $238,546,041, respectively, compared to $72,532,744 and $206,837,561 for the same periods of the prior year, each representing a 15% and 15% increase over the prior year period. Our handle growth was primarily due to increases in new customer accounts, targeted marketing campaigns and promotions, enhancements in Web content and functionality, and our robust content offering.

Key developments

During the third quarter of 2004, Youbet released two significant product enhancements, Race Replays and X2 Video™. Race Replays allows the customer to watch past races and X2 Video™ allows the customer to watch two races at the same time.

On August 30, 2004, Youbet announced that it completed an agreement to sponsor ESPN.com’s ESPNMotionTM service. Youbet’s financial commitment to ESPN for the first 12-month term is $175,000.

On October 4, 2004, Youbet filed a competing plan of reorganization in the United States Bankruptcy Court for the District of Nevada seeking to acquire all of the outstanding stock of American Wagering, Inc. (AWI) for total consideration of $9.5 million, consisting of approximately $4.5 million of cash and $4.5 million of Youbet common stock. AWI and its wholly-owned subsidiary, Leroy’s Horse and Sports Place (Leroy’s), are currently operating their respective businesses under Chapter 11 of the Bankruptcy Code.

Leroy’s operates a network of approximately 51 sports and race wagering facilities. AWI also owns and operates Computerized Booking Systems, Inc. which supplies a substantial portion of the sports wagering computer systems in use by Nevada casinos, and AWI Manufacturing, Inc., a manufacturer, distributor and supplier of race and sports self-service wagering kiosks.

On November 12, 2004, the Bankruptcy Court approved Youbet’s proposed disclosure statement to accompany its reorganization plan, subject to certain additional disclosures approved at the hearing to be submitted with the Bankruptcy Court order. As a result, the Bankruptcy Court is scheduled to consider AWI’s plan, Youbet’s plan, and any other competing plans at the confirmation hearing currently scheduled for February 14, 2005. Youbet’s proposed acquisition is subject to several conditions and approvals, including approval by AWI’s creditors and shareholders, the Bankruptcy Court, and the Nevada Gaming Commission. The acquisition of AWI is also contingent upon Youbet successfully securing a Nevada gaming license, which involves a rigorous and potentially lengthy review process. We cannot predict the length or outcome of the Nevada licensing process.

Critical accounting estimates and policies

Revenues. Youbet records commission revenues and the related track and market access fees as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from revenues.

Licenses and patents. Licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. Youbet previously recorded its TVG license rights based on the fair value of the related warrants issued, using the Black-Scholes option pricing model and amortized the cost over a three-year period concluding in May 2004. While the TVG license agreement remains in effect at least through May 2011, management concluded that the economic life of the license was much shorter because the estimated useful life of the licensed patented wagering technology for online and automated telephone applications was determined to be three years.

Results of Operations for the Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Revenues increased 21% for the third quarter of 2004, compared to the third quarter of 2003. Our third quarter year over year revenue growth outpaced our third quarter year over year handle growth by 6%. Revenue increased at a higher rate than handle, in part, because Youbet discontinued Magna’s Call-a-Bet service prior to the start of the quarter. In 2003, Youbet reported Magna’s Call-a-Bet revenue at the net commission amount which was 2.2% and as a result this lowered the total commission percentage. Youbet’s commission on handle now ranges from 10% to 30%, but on average is approximately 20%. Also contributing to the higher revenue growth rate is the fact that Youbet’s customers, in aggregate, have shifted their wagering patterns slightly towards exotics wagers, such as exactas, trifectas, and superfectas. Exotic wagers generate higher commissions than win-place-show wagers. Finally, prior to the third quarter of 2004, California approved a 0.5% increase in commission rates to accommodate for rising workers compensation expenses. Our higher margin tracks (primarily the tracks that are not subject to the TVG and Magna agreements) accounted for 71% of our commission revenues for the quarter, an increase of 5% over the prior year quarter.

Operating expenses

TRACK FEES: Track fees increased 17% to $7,107,531 in the third quarter of 2004, compared to $6,100,240 in the third quarter of 2003. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, the Oregon Racing Commission, and various totalizator fees (the systems that process the wagers and the payouts).

LICENSING FEES — TVG: Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG. For the three months ended September 30, 2004, these fees increased 25% to $4,320,794 compared to $3,462,710 for the third quarter of 2003 primarily due to increased wagering on TVG tracks.

NETWORK OPERATIONS: Network operations expense increased 21% to $584,542 in the third quarter of 2004, compared to $484,002 in the third quarter of 2003. This increase was due to the increased number of data center personnel and data center expenses. Network Operations expense consists of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and development expense increased 9% to $415,352 in the third quarter of 2004, compared to $379,734 in the third quarter of 2003. The increase was primarily due to increased personnel, partially offset by reduced consulting fees. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could further increase our Research and Development expenses in the future.

SALES AND MARKETING: Sales and marketing expense increased 68% to $940,271 in 2004, compared to $558,651 in the third quarter of 2003. The increase was primarily due to increased marketing and advertising programs. Sales and marketing expense consists of costs for salaries, marketing and advertising, member services, account services, and business development.

GENERAL AND ADMINISTRATIVE: General and administrative expense increased 9% to $2,848,690 in the third quarter of 2004, compared to $2,616,102 in the third quarter of 2003. The increase was primarily due to increases in fully burdened salaries, performance related bonuses, our 401(k) matching program, outside legal and consulting expenses, and investor relations expenses; partially offset by decreased bad debt expense. General and administrative expense consists primarily of salaries, benefits, insurance, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 83% to $208,747 in the third quarter of 2004 compared to $1,212,958 in the third quarter of 2003. Depreciation and amortization primarily consists of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004.

INCOME TAXES: Youbet’s deferred tax asset of approximately $24,661,000 was previously not recognized since management was unable to determine that the asset was more likely than not to be realized. During 2004, management determined that $4,000,000 of the deferred tax asset should be recognized. Youbet’s growth plans potentially may include industry consolidation, acquisitions, international expansion, a Nevada gaming license, and expanding into other gaming businesses. Although management anticipates that all potential transactions will be accretive to earnings, management is aware of the risks involved with such an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, management believes that $4,000,000 of the deferred tax asset being recognized now is supportable with objective evidence.

The current change in the tax asset valuation allowance created an income tax benefit of $4,000,000 which was partially offset by $750,000 of current period income tax expense. $310,000 of the current period income tax expense is attributable to the third quarter and $440,000 is attributable to the six months ended June 30, 2004. This change increased our net income by $3,250,000 for the three months ended September 30, 2004.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues increased 23% for the nine months ended September 30, 2004, compared to the same period last year. Our year over year revenue growth for the nine month period ended September 30, 2004 outpaced our year over year handle growth for the same period by 8%. For the nine months ended September 30, 2004, revenue increased at a higher rate than handle, in part, because Youbet discontinued Magna’s Call-a-Bet service during 2004. In 2003, Youbet reported Magna’s Call-a-Bet revenue at the net commission amount which was 2.2% and as a result this lowered the total commission percentage. Youbet’s commission on handle now ranges from 10% to 30%, but on average it is approximately 20%. Also contributing to the higher revenue growth rate is the fact that Youbet’s customers, in aggregate, have shifted their wagering patterns slightly towards exotics wagers, such as exactas, trifectas, and superfectas. Exotic wagers generate higher commissions than win-place-show wagers. Finally, during 2004, California approved a 0.5% increase in commission rates to accommodate for rising workers compensation expenses. Our higher margin tracks (primarily the tracks that are not subject to the TVG and Magna agreements) accounted for 74% of our commission revenues for the nine months ended September 30, 2004, and increase of 6% over the prior year same period.

Operating expenses

TRACK FEES: Track fees increased 15% to $21,063,234 in the nine months ended September 30, 2004, compared to $18,250,282 for the nine months ended September 30, 2003. The increase was primarily due to an increase in handle and revenues. Track Fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, the Oregon Racing Commission, and various totalizator fees (the systems that process the wagers and the payouts).

LICENSING FEES — TVG: Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG. For the nine months ended September 30, 2004, these fees increased 33% to $10,145,866 compared to $7,650,562 for the nine months ended September 30, 2003 primarily due to increased wagering on TVG tracks.

NETWORK OPERATIONS: Network operations expense increased 27% to $1,644,367 in the nine months ended September 30, 2004, compared to $1,300,205 for the nine months ended September 30, 2003. This increase was due to the increased number of data center personnel and data center expenses. Network operations expense consists of costs for salaries, data center management, and telecommunications.

RESEARCH AND DEVELOPMENT: Research and development expense increased 5% to $1,271,554 in the nine months ended September 30, 2004, compared to $1,207,214 for the nine months ended September 30, 2003. The increase was primarily due to increased personnel costs, partially offset by reduced consulting fees.

SALES AND MARKETING: Sales and marketing expense increased 52% to $2,578,383 in the nine months ended September 30, 2004, compared to $1,695,812 for the nine months ended September 30, 2003. The increase was primarily due to increased marketing and advertising programs. Sales and marketing expense consists of costs for salaries, marketing and advertising, member services, account services, and business development.

GENERAL AND ADMINISTRATIVE: General and administrative expense increased 19% to $8,552,394 in the nine months ended September 30, 2004, compared to $7,213,934 for the nine months ended September 30, 2003. The increase was primarily due to increases in fully burdened salaries, performance related bonuses, our 401(k) matching program, outside legal, and investor relations expenses; partially offset by decreased bad debt expense. General and administrative expense consists primarily of salaries, benefits, insurance, facilities expenses, legal, accounting, and investor relations.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 50% to $2,048,496 in the nine months ended September 30, 2004 compared to $4,096,600 for the nine months ended September 30, 2003. Depreciation and amortization primarily consists of amortization of licensing rights related to the TVG license agreement which was fully amortized in May 2004.

INCOME TAXES: Youbet’s deferred tax asset of approximately $24,661,000 was previously not recognized since management was unable to determine that the asset was more likely than not to be realized. During 2004, management determined that $4,000,000 of the deferred tax asset should be recognized. Youbet’s growth plans potentially may include industry consolidation, acquisitions, international expansion, a Nevada gaming license, and expanding into other gaming businesses. Although management anticipates that all potential transactions will be accretive to earnings, management is aware of the risks involved with such an aggressive growth strategy. Therefore, based on the current level of uncertainty combined with our cautious optimism, management believes that $4,000,000 of the deferred tax asset being recognized now is supportable with objective evidence.

The current change in the tax asset valuation allowance created an income tax benefit of $4,000,000 which was partially offset by $750,000 of current period income tax expense. $310,000 of the current period income tax expense is attributable to the third quarter and $440,000 is attributable to the six months ended June 30, 2004. This change increased our net income by $3,250,000 for the nine months ended September 30, 2004.

Liquidity and capital resources

During the first nine months of 2004, we funded our operations primarily through working capital, in addition to proceeds received from the exercise of stock option and warrants. As of September 30, 2004, we had net working capital of $9,880,393 (including the deferred tax asset of $3,250,000), compared to $2,371,978 at December 31, 2003. As of September 30, 2004, we had $11,744,905 in cash and cash equivalents, $3,572,251 in restricted cash, and no debt from borrowed funds. Our principal cash requirements consist of payroll and benefits, business insurance, real estate leases, data center operations, and telecommunications. Management believes that its on-going efforts to reduce costs and operate more efficiently, combined with the growth in handle, has improved cash flow to a level needed to support future operations. We expect that our cash flow from operations and our cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

Net cash provided by operating activities was $2,669,495 for the nine months ended September 30, 2004, compared to $481,293 for the nine months ended September 30, 2003. The year-over-year increase of $2,188,202 was primarily due to net income of $4,095,962 reported in the first nine months of 2004, representing an increase of $6,944,040 from a net loss of $2,848,078 reported for the same period in 2003; partially offset by a decrease of $3,250,000 in deferred tax asset valuation allowance net of $750,000 applied to the current period pre-tax income and a decrease of $2,048,105 in the depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2004 was $206,739, compared to $68,824 in the same period of 2003. The year-over-year decrease of $137,915 relates primarily to changes in long term restricted cash, which decreased $260,645 in the current period, representing a variance of $81,471 from the prior year period, and changes in licensing rights and other intangibles, which increased $41,809 in the current nine-month period, representing a variance of $41,809 from the prior year period.

Net cash provided by financing activities was $1,008,224 and $3,839,438 for the nine months ended September 30, 2004 and 2003, respectively. The year-over-year decrease of $2,831,214 was primarily due to a decrease of $1,581,214 in proceeds from exercise of stock options and warrants, which increased $1,008,224 for the nine months ended September 30, 2004, compared to an increase of $2,589,438 from the same nine month period in 2003.

Youbet settled a dispute with its then largest stockholder, TVG, in February 2004. This settlement required that Youbet reimburse TVG for the legal expenses incurred during the dispute up to $725,000. Youbet issued 124,144 shares of common stock as partial satisfaction of this obligation in February 2004, and on July 2, 2004, Youbet paid TVG $362,500 to satisfy its remaining legal expense reimbursement obligation. We have filed an insurance claim to recover these amounts.

TVG held a warrant to acquire 51% of Youbet’s common stock. In connection with the February 2004 settlement, on March 31, 2004, TVG surrendered this warrant to Youbet in exchange for one million shares of Youbet common stock. Pursuant to its registration rights under the warrant issuance agreement, on March 31, 2004, TVG requested that Youbet file a registration statement covering all shares of common stock held by TVG. On June 10, 2004, Youbet filed a shelf-registration statement for the resale of TVG’s common stock. On September 9, 2004, TVG sold all of its 5,008,794 shares of the Youbet common stock.

During the first nine months of 2004, Youbet entered into a capital lease arrangement totaling $305,487, and $119,934 will become due under this capital lease within the next 12 months.

During the first nine months of 2004, Youbet entered into employment agreements with Gary Sproule, our Chief Operating Officer, and Chuck Bearchell, our Chief Financial Officer, which expire on January 1, 2006 and March 26, 2006, respectively. Also, Youbet entered into a separation agreement and release of claims with Michael Veitch, our Chief Marketing Officer, whose employment with Youbet will continue through December 31, 2004. As of September 30, 2004, the total contracted obligations with officers (inclusive of, but not limited to Mr. Sproule and Mr. Bearchell) under employment agreements amounted to $2,349,340.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of September 30, 2004, our portfolio of investments included $11,744,905 in cash and cash equivalents and $3,572,251 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments is approximately 1% at September 30, 2004. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

As of September 30, 2004, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

Youbet held its Annual Meeting of Stockholders on August 24, 2004. One matter was voted on at this meeting: Youbet’s stockholders elected seven directors to hold office until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

The following table sets forth the nominees for director and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Withheld
Charles F. Champion	17,449,975	43,954
David M. Marshall	15,963,381	1,530,548
Gary Adelson	15,957,191	1,536,738
Guy Chipparoni	17,453,075	40,854
James Edgar	15,971,519	1,522,410
Joseph Barletta	17,451,335	42,594
Robert E. Brierley	17,452,035	41,894

Item 5. Other Information

Following the Annual Meeting of Stockholders on August 24, 2004, Youbet’s Board of Directors appointed Joseph Barletta, Guy Chipparoni and Robert Brierley as the members of the Audit Committee and appointed Mr. Brierley as the Chairman of the Audit Committee. The Board of Directors has determined that each of Messrs. Barletta, Chipparoni and Brierley is independent under the applicable rules of the Securities and Exchange Commission and the NASD such that he may sit on the Audit Committee. In addition, the Board of Directors has determined that Mr. Brierley qualifies as an audit committee financial expert, as defined by the Securities and Exchange Commission’s rules. For more information about Messrs. Barletta, Chipparoni and Brierley, see Youbet’s proxy statement for its 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on August 3, 2004.

Item 6. Exhibits

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

                      YOUBET.COM, INC.

November 15, 2004	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

November 15, 2004	By:	/s/ Charles R. Bearchell
Charles R. Bearchell
Chief Financial Officer