Form 10-K
period 2004-12-31
YOUBET COM INC
filed 2005-03-16
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26015

___________

YOUBET.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State of incorporation)	(I.R.S. employer identification no.)

5901 De Soto Ave., Woodland Hills, California 91367	(818) 668-2100
(Address of principal executive offices)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, par value, $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2004, the registrant had 30,979,768 shares of common stock issued and outstanding. The aggregate market value of the registrant’s common stock held by non-affiliates (assuming that the issuer’s only affiliates are its officers, directors and 10% or greater stockholders) of the registrant was approximately $102.1 million based upon the closing market price of $4.13 per common share as of June 30, 2004, and approximately $152.3 million based upon the closing market price of $5.06 per common share as of December 31, 2004 as reported on the Nasdaq SmallCap Market.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement for its 2005 annual meeting of stockholders are incorporated by reference in Item 5 of Part II and Items 10-14 of Part III of this Form 10-K report.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

-i-

PART I.

ITEM 1. BUSINESS

Overview

Youbet has established itself as a leading, global brand name for online pari-mutuel horse race wagering. Wagering on live events is a large global industry, and Youbet believes that its Internet-based platform could be easily modified to accommodate wagering on other live events such as car racing, soccer and football. To date, Youbet has focused on the United States pari-mutuel horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast viewing, and in-depth, up-to-the-minute information on horse racing. Youbet’s customers receive interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, Australia, South Africa, and Hong Kong. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets.

In addition to Internet-based wagering, off-track wagering occurs at off-track betting (OTB) facilities and through telephone live operator and interactive voice recognition (IVR) assisted calling. Customers using Youbet’s advanced deposit wagering (ADW) service receive the same odds as they would receive if the were physically at the track. In fact, 87% of all horse racing wagers are placed away from the track. The shift from at-the-track to off-track wagering has been driven by the betting public’s desire for convenience and access to a wide range of horse racing events. Technology developments and the concept of ADW has made this shift possible. ADW involves a customer opening an account and depositing money with a state-licensed betting facilitator and then using the deposited amounts, plus any realized winnings, for on-going wagering.

Similar to most forms of gaming, live event wagering is most enjoyable when a wide variety of wagering options is available. Youbet covers action at more than 100 domestic and international horse tracks and offers dozens of races daily. Our web-based interactive system completes the wagering process, including exotic selections, much faster than face-to-face or phone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As Youbet considers expansion into gaming venues beyond horse racing, these advanced gaming platforms and wagering products may be leveraged into new markets.

Youbet believes that the convenience of remote wagering has encouraged new customers and experienced handicappers to become more engaged with the sport of horse racing. Youbet also believes that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly method in which to experience the thrill of wagering.

Many countries either have or are in the process of enacting laws and procedures for operating web-based wagering systems. As these systems are perceived to be increasingly reliable and legal, Youbet believes sports fans will be correspondingly interested in viewing and wagering on international horse racing and other live entertainment events using an interactive web-based system.

Youbet ExpressSM

In March 2001, Youbet launched its web-based application, Youbet Express SM , which has essentially replaced an earlier CD-ROM version that we continue to support. Through December 2004, over $1 billion in wagers have been processed by these Youbet systems.

Youbet Express SM is normally available to customers 23 hours a day, seven days a week, with customer support available 15 hours a day, seven days a week. Live horse racing is available about 15 hours a day, depending on which horse tracks are operating on a given day; however, the ability to place pari-mutuel wagers is generally a function of individual track schedules. Access to handicapping information, such as past performances, is available 23 hours a day. If Youbet Express SM is unavailable due to unscheduled maintenance or other technical difficulties, customers may place wagers over the telephone by calling Youbet’s toll-free number.

Youbet offers extensive safeguards and protections for its customers. For example, in 2002, we created Players Trust SM at a major banking institution to segregate and protect our customers’ deposits. This exclusive protection and service is free to all Youbet customers.

Customer Service

In prior years, Youbet maintained its Account Services department in Beaverton, Oregon. The Account Services department was responsible for customer account creation, deposit and withdrawal activity, risk management, transmission, and customer service regarding wagering related data. We also maintained our Member Services department at our corporate headquarters in Woodland Hills, California to provide basic product and technical support. In September 2004, we relocated our Oregon operations to corporate headquarters and combined the Account Services and Member Services departments to form our Player Services department. This combination streamlined operations, reduced costs, increased efficiencies, and allowed us to cross-train customer support teams in a broad base of product, technical, and wagering knowledge to provide our customers with a seamless customer service experience.

Player service agents are available from 7:00 a.m. to 10:00 p.m. Pacific Time, seven days a week, to provide assistance via email or toll free number. Our goal is to answer 100% of all customer inquiries regardless of contact method. Player service agents are available whenever there is a race available for wagering through Youbet Express. Player Services handles any questions and requests regarding the Youbet experience including how to place a wager, processing a credit card over the telephone, and where to find desired features or information. Player services agents are also well-trained in providing technical support related to software compatibility, system configuration, and minimum computer requirements. Youbet directs considerable resources to maintain and expand this high level of service.

Youbet uses Equifax verification of customer profiles, an automated system which allows the majority of our customers to quickly create and fund a deposit account and begin to wager.

Revenue Sources

Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our arrangements with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as Television Games Network (TVG), Magna Entertainment Corporation (Magna), and various agreements with independent racetracks, we receive a commission from each racetrack calculated as a percentage of our customers’ wagers that are delivered to their respective pari-mutuel pools. In the aggregate, these commissions represent over 95% of Youbet’s revenues. Youbet generates additional revenue primarily from processing fees, monthly subscription fees and the sale of handicapping information.

     Marketing

     Using various media channels such as Youbet Express SM , the Internet, print advertising, radio and brand placement, Youbet focuses its integrated marketing efforts on both casual and serious horse racing enthusiasts. An integrated marketing approach allows Youbet to cycle a series of targeted messages centered on product features and benefits, online tournaments and contests, and event-specific promotions. Youbet also maintains strategic marketing alliances with a variety of horse racing related websites and develops internal marketing programs like “Tell-A-Friend”, a program that pays cash to our current customers for referrals.

     Youbet’s ongoing marketing campaigns and customer retention strategies are supported with customer research and analysis and are intended to satisfy the needs of existing customers and drive new customers to Youbet Express SM . We frequently initiate communication with our customers via phone and e-mail. One-on-one messaging through the Youbet Express SM homepage allows us to tailor personalized messages and offers to our members based on their wagering propensity and preferences.

     In 2004, Youbet renewed its annual co-marketing agreement with Churchill Downs, Inc. to be the official online wagering platform of Churchill Downs and the Kentucky Derby, a distinction we have had since 2002. Additional benefits of the agreement include (1) participation in direct mail programs targeting Churchill Downs’ customers with Kentucky addresses, (2) graphic links on Churchill Downs’ websites for its tracks which include, Churchill Downs, Hollywood Park, Arlington Park, and the Kentucky Derby, (3) the right to promote Youbet on the Churchill Downs race signal to approximately 1,000 nationwide outlets, (4) print advertising in official race programs at Churchill Downs, and (5) participation in direct mail efforts to the Twin Spires customer base. Youbet intends to seek a renewal of this co-marketing agreement with Churchill Downs again in 2005.

     In January 2004, Youbet developed an exclusive co-marketing agreement with Daily Racing Form (DRF) that provides for the strong visible placement of hyperlinks on each other’s websites, the ability to communicate to each other’s customer base, and the exchange of research including customer profiling. DRF also identified Youbet as their official live event provider in the event DRF develops opportunities to stream live events from their website. This arrangement is based on mutual promotion, without monetary exchange.

     Youbet became a member of the National Thoroughbred Racing Association (NTRA) in July 2004. Membership privileges and benefits include access to significant research pertaining to the racing industry, track performances, fan base activity, the opportunity for marketing partnerships with other NTRA members, and participation in the annual NTRA NHC Handicapping Championship.

     In August 2004, Youbet announced that it has completed an exclusive agreement with ESPN to sponsor ESPN.com’s new horse racing version of ESPNMotion™. ESPNMotion™ allows users to view edited video clips of horse racing from ESPN’s broadcast networks and is now available on the horse racing section of the ESPN.com website.

     In September 2004, Youbet signed harness driver John Campbell, the sport’s all-time leading money earner and member of the Hall of Fame, to an exclusive endorsement contract that provides for him to wear Youbet’s orange and black logo on his uniform during the 2004 Little Brown Jug. Youbet and John Campbell extended this arrangement through 2005.

     In October 2004, Youbet signed D. Wayne Lukas, Hall of Fame thoroughbred trainer and winner of a record 17 Breeders Cups, to represent Youbet exclusively at speaking engagements and for him and his employees to wear Youbet.com apparel.

     Business Development

     In October 2004, Youbet filed a competing plan of reorganization in the United States Bankruptcy Court for the District of Nevada seeking to acquire all of the outstanding stock of American Wagering, Inc. (AWI). AWI and its wholly-owned subsidiary, Leroy’s Horse and Sports Place, were operating their respective businesses under Chapter 11 of the Bankruptcy Code during this time. In January 2005, Youbet announced that it was withdrawing its plan to acquire all of the outstanding stock of AWI and entered into a Bankruptcy Court approved settlement whereby Youbet did receive $75,000 in consideration for its withdrawal of a competing plan of reorganization for AWI and a release of certain related claims against AWI and its officers and directors.

     In December 2004, Youbet entered into a Content License Agreement with Magna, which owns and operates a network of licensed horse racing and pari-mutuel wagering facilities throughout North America, including, Flamboro Downs, Golden Gate Fields, Great Lakes Downs, Gulfstream Park, Laurel Park, Lone Star Park, The Meadows, Pimlico Racecourse, Portland Meadows, Remington Park, Santa Anita Park, and Thistledown. Under the Content License Agreement, Magna provided Youbet with a one-year, non-exclusive license to use the racing content generated by each Magna track in connection with Youbet’s account wagering business. Youbet intends to seek a renewal of the Content License Agreement with Magna in 2005.

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

     TVG is a direct competitor in the domestic interactive pari-mutuel gaming market and accepts wagers from customers living in twelve states. TVG operates the TVG Network™, a 24-hour national horse racing channel broadcast over cable and satellite. Customers desiring to wager receive a dedicated television set-top box linked to TVG’s pari-mutuel wagering system. TVG’s web-based wagering product was launched in 2000. TVG has formed exclusive relationships with a number of major United States horse tracks to broadcast their events.

     In 2002, Magna introduced XpressBet™, an online wagering platform which allows customers to place wagers online throughout North America where permitted by law.

     Youbet also considers several other companies offering interactive wagering to residents of the United States to be viable competitors. One such company, Winticket.com owned by AmericaTAB, has formed non-exclusive relationships with many of the same tracks offered by Youbet. Other competitors include The Racing Channel, doing business as Oneclickbetting.com.

     Youbet believes potential new domestic and international competitors looking to enter the interactive wagering marketplace may include large established interactive and online software companies, media companies, and gaming companies. Youbet’s business strategies may be influenced by the timing of a competitor’s product releases and the similarity of such products to that of Youbet. Additional competition may result in significant pressure on our pricing and profit margins.

Government Regulation and Legislation

     Current Licensing

In December 2004, the State of California Horse Racing Board renewed both of Youbet’s in-state and out-of-state multi-jurisdictional wagering hub Advance Deposit Wagering licenses through the end of 2006. Terms for these two-year licenses begin January 1, 2005.

In May 2004, the Oregon Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing pari-mutuel wagers.

     Other Government Regulation and Licensing

Gaming activities are subject to extensive statutory and regulatory control by federal, state, and foreign agencies and could be significantly affected by any changes in the political climate and changes to economic and regulatory policies. These changes may impact the operations of Youbet in a materially adverse way. To the extent that Youbet’s facilities are used by customers to place intrastate or interstate wagers and Youbet receives commissions derived from such wagers, various statutes and regulations could have a direct and material impact on the its business and on the public demand for Youbet’s products and services.

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

In 2000, the Interstate Horse Racing Act was amended to clearly restate that legal pari-mutuel wagers transmitted by an individual in one state via telephone or another electronic media and accepted by an off-track betting system in the same or another state are within the protections provided by the Act where such wagers are lawful in each state.

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

In the United States, three states prohibit any form of gaming. From time to time, Youbet receives correspondence from various governmental agencies inquiring into the legality of Youbet’s activities. Youbet believes that its activities conform to those gaming laws and regulations applicable to its activities. However, Youbet faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with Youbet’s interpretation of the applicable laws in the other 47 states, and therefore, Youbet is at risk of losing such lawsuits or actions and may be subject to significant damages or civil or criminal penalties.

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

Any expansion into international markets will subject us to additional regulation in those countries into which we expand. Youbet believes that it can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, Youbet may not be able to obtain the approvals necessary to market its services in such jurisdictions.

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

Employees

As of December 31, 2004, Youbet had 81 full-time employees. Youbet has never had a work stoppage, and none of our employees are represented by a labor union. Youbet considers its relations with its employees to be good. We believe our future success will largely depend upon our continued ability to attract, integrate, retain, and motivate highly qualified technical and managerial professionals, and the continued service of its present senior management and key technical employees.

Available Information

Youbet’s Internet website address is http://www.youbet.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

Under a lease that expires in March 2010, Youbet occupies approximately 30,000 square feet of office space located at 5901 De Soto Avenue, Woodland Hills, California. Youbet has an option to extend the term of the lease for an additional five years. Youbet believes its facilities are adequate for anticipated future activities.

During June 2004, with the approval of the Oregon Racing Commission, Youbet began the process of transferring its Oregon operations to Woodland Hills, California. By consolidating offices, Youbet expects to reduce certain duplicate overhead expenses and more effectively cross-train personnel for improved customer service. This transition was completed in September 2004.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2004, Youbet.com, Inc. and TVG agreed to settle both their Delaware court and arbitration proceedings. As part of this settlement, Youbet agreed not to seek stockholder approval of certain charter and bylaw provisions, and TVG dropped all pending litigation and the related arbitration. The companies also agreed to recognize the dilutive effects of several specific securities transactions on TVG’s warrant to purchase Youbet common stock and gave TVG the right to agree to surrender its warrant at any time prior to April 1, 2004 in exchange for one million shares of Youbet common stock. Finally, the settlement called for Youbet to reimburse TVG for the legal expenses it incurred during the dispute up to $725,000. Pursuant to this settlement agreement, Youbet paid $362,500 in cash and issued 124,144 shares of its common stock valued at $3.35 per share (or $415,882 of total value) on the date of issuance to TVG in satisfaction of the legal expense reimbursement obligation. On March 31, 2004, TVG surrendered the warrant issued to them on September 20, 2001. As a result, pursuant to the settlement agreement, Youbet issued one million shares of its common stock valued at $3.64 per share (or $3,640,000 of total value), the fair value on the date of issuance, to TVG. The agreement pursuant to which TVG’s warrant was issued contained registration rights which TVG exercised, and on June 10, 2004, Youbet filed a shelf-registration statement for the resale of TVG’s common stock. On September 9, 2004, TVG sold all 5,008,794 shares of Youbet common stock it owned.

From time to time we may be a party to proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Youbet common stock currently trades on the Nasdaq SmallCap Market under the symbol “UBET”. The following table sets forth the range of high and low bid information for Youbet’s common stock for each quarterly period within the last two fiscal years.

	High	Low
Year Ended December 31, 2004:
Three Months Ended
March 31, 2004	$4.20	$2.43
June 30, 2004	6.50	3.62
September 30, 2004	4.27	2.29
December 31, 2004	5.26	2.75
Year Ended December 31, 2003:
Three Months Ended
March 31, 2003	$2.00	$0.75
June 30, 2003	3.76	1.64
September 30, 2003	4.48	2.51
December 31, 2003	3.13	1.78

As of December 31, 2004, Youbet had 327 stockholders of record.

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

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference from our Definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Pursuant to rights granted to TVG under a settlement agreement, in February 2004, Youbet issued TVG 124,144 shares of Youbet common stock as partial payment of TVG’s legal expenses, and in March 2004, Youbet issued TVG an additional 1 million shares of Youbet common stock in connection with the surrender of a warrant held by TVG. Both of these transactions where undertaken in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
RESULTS OF OPERATIONS		(in thousands, except per share data)
Revenues	$65,249	$54,147	$26,019	$6,324	$5,992

Income (loss) before extraordinary item and income taxes	$1,381	$(4,003)	$(8,991)	$(14,799)	$(16,737)
Extraordinary item (1)	—	—	—	—	(14,996)

Income (loss) before income taxes	1,381	(4,003)	(8,991)	(14,799)	(1,741)
Income tax benefit	3,250	—	—	—	—

Net income (loss)	$4,631	$(4,003)	$(8,991)	$(14,799)	$(1,741)

Earnings per share:
Basic	$0.15	$(0.15)	$(0.41)	$(0.76)	$(0.09)
Diluted	0.14	(0.15)	(0.41)	(0.76)	(0.09)

FINANCIAL POSITION
Cash, cash equivalents, and restricted cash	$16,973	$11,792	$7,616	$4,482	$13,123
Total assets	25,442	18,852	18,473	19,886	24,271
Long term debt, net of current portion	158	—	—	—	—

(1)	In 2000, we recorded an extraordinary gain as a result of our repurchase and retirement of certain outstanding notes payable prior to their maturity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s consolidated financial statements and other financial information included herein. This Management’s Discussion and Analysis and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of Youbet’s management, as well as assumptions made by, and information currently available to, Youbet’s management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

This Annual Report on Form 10-K contains certain forward-looking statements. Statements containing expressions such “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” potential,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology used in Youbet’s press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause Youbet’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although Youbet believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in Youbet’s filings with the Securities and Exchange Commission. Such factors include, without limitation, the following:

•	the timely development and market acceptance of new products and technologies;

•	our ability to secure additional sources of financing;

•	our ability to control operating expenses;

•	increased competition in the advance deposit wagering business;

•	a decline in the public acceptance of wagering;

•	wagering ceasing to be legal in jurisdictions where Youbet currently operates;

•	the limitation, conditioning, or suspension of any of Youbet’s licenses;

•	increases in or new taxes imposed on wagering revenues;

•	loss or retirement of key executives; and

•	a decline in the general economy.

Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. Youbet does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

Youbet has established itself as a leading, global brand name for online pari-mutuel horse race wagering. To date, Youbet has focused on the United States pari-mutuel horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast viewing, and in-depth, up-to-the-minute information on horse racing. Youbet’s customers receive interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, Australia, South Africa, and Hong Kong. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets.

In 2004, Youbet’s focus on long-term value creation and profitable growth contributed to the following financial achievements:

•	Income (loss) before income taxes increased from a loss of just over $4.0 million a year ago to a profit of almost $1.4 million, resulting in our first ever profitable year;

•	Highest annual revenues in company history, with revenue growth of $11.1 million over 2003;

•	Strong cash flow generation of approximately $4.4 million in cash provided by operating activities; and

•	Strengthened balance sheet through improved operating expense controls and disciplined capital spending.

In addition to these financial achievements, Youbet accomplished the following strategic objectives in 2004 to enhance long-term shareholder value:

•	TVG surrendered its warrant to acquire 51% of Youbet’s common stock;

•	Pursued opportunities in the State of Nevada as a means to diversify Youbet’s revenue sources;

•	Analyzed potential industry consolidation opportunities to leverage our technology platform to maximize profitability for Youbet, our partner tracks, horseman’s groups, and the horse racing industry as a whole; and

•	Pursued several expansion opportunities in various international markets to diversify Youbet’s revenue sources and customer base.

Two of our significant content providers, TVG and Magna, generated approximately 35% and 2% of our revenues in 2004, and 37% and 5% of our revenues in 2003, respectively. Our higher margin tracks (primarily the tracks not subject to our agreements with TVG and Magna), accounted for 63% and 58% of our revenues for the years ended December 31, 2004 and 2003, respectively. Overall revenue growth was driven, in part, by our growth in handle and also by our success at maximizing revenue yield by offering incentives to our customers to wager on tracks that generate the greatest revenue yield to Youbet.

Youbet may from time to time require additional capital to fund operations, acquire or lease equipment, reduce its liabilities, and fund its expansion plans consistent with Youbet’s anticipated changes in operations and infrastructure.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, except as discussed below, we believe no matters that are the subject of such estimates are so highly uncertain, subjective, complex, or susceptible to change so as to present a significant risk of a material impact on our financial condition or operating performance, except for the change in deferred tax asset valuation allowance (see Income Taxes below, and Note 13 to Consolidated Financial Statements).

Revenues

Youbet records commission revenues that are based on the total wagers placed by Youbet customers. We refer to our customers’ wagers as handle. The related track and market access fees are recorded as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from revenues.

Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreements with TVG, Magna and various independent racetracks, Youbet receives a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent Youbet’s primary revenue stream. Youbet expects the majority of its future revenue to be in the form of fees from wagering. Additional revenue is generated from processing fees, monthly subscription fees and the sale of handicapping information.

Licensing Rights

Licenses are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. Youbet previously recorded its TVG license rights based on the fair value of the related warrants issued thereunder, using the Black-Scholes option pricing model and amortized the cost over a three-year period concluding in May 2004. While the TVG license agreement remains in effect at least through May 2011, management concluded that the economic life of the license was much shorter because the estimated useful life of the licensed patented wagering technology for online and automated telephone applications was determined to be three years. At December 31, 2004, the license rights were fully amortized.

Consolidated Results of Operations for Years Ended December 31, 2004 and 2003

     Revenues

Revenues for 2004 increased 21% to $65,249,114 compared to $54,146,870 for 2003. Handle for 2004 increased 14% to $315,221,304 compared to $276,728,601 for 2003. Our year-over-year revenue growth outpaced year-over-year handle growth, in part, because Youbet discontinued Magna’s Call-a-Bet service during 2004. In 2003, Youbet reported Magna’s Call-a-Bet revenue at the net commission rate of 2.2% of handle while current commission rates range from 10% to

30% (approximately 20% on average). Also contributing to the higher revenue growth rate is the fact that Youbet’s customers, in aggregate, have shifted their wagering patterns slightly towards higher margin tracks and exotic wagers such as exactas, trifectas, and superfectas. Exotic wagers generate higher commissions than win-place-show wagers. Our higher margin tracks (primarily the tracks that are not subject to our agreements with TVG and Magna) accounted for 63% of our commission revenues for the year ended December 31, 2004, an increase of 5% over 2003.

     Operating expenses

Track Fees: Track fees increased 15% to $26,199,688 in 2004, compared to $22,805,411 in 2003. The increase was primarily due to an increase in handle. Handle increased primarily due to increased marketing efforts and incentives offered to wager on higher yielding tracks. Track Fees include market area and track specific access fees primarily charged by the various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

Licensing, TVG: Licensing fees increased 33% to $14,424,438 in 2004, compared to $10,839,164 in 2003 primarily due to increased wagering on TVG tracks. Licensing, TVG represents charges resulting from our licensing agreement with TVG that provides us with access to certain tracks.

Network Operations: Network operations expense increased 8% to $3,292,591 in 2004, compared to $3,048,950 in 2003. This increase was due to the increased number of data center personnel, security upgrades, and audio/visual enhancements; partially offset by decreased totalizator (the systems that process wagers and payouts) and network connectivity fees resulting from lower rates. Network operations expense consists of costs for salaries, data center management, telecommunications and internet infrastructure, and various totalizator fees.

Research and Development: Research and development expense decreased 5.6% to $1,510,969 in 2004, compared to $1,601,339 in 2003. The decrease was primarily due to the capitalization of certain internally developed software costs in 2004 pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and also Statement of Position 98-1. We will continue to invest in the development of our network infrastructure, products, systems, and technology upgrades, which could further increase our research and development expenses in the future.

Sales and Marketing: Sales and marketing expense increased 55% to $3,535,270 in 2004, compared to $2,287,530 in 2003. The increase was due to higher business development expenses related to our efforts to diversify revenue sources, as well as, increased marketing, advertising, and promotions programs, including, online media, radio, track promotions, and our new NTRA and ESPN relationships. Sales and marketing expense consists of payroll and related costs for our business development, player services department, marketing, advertising, and promotions activities.

General and Administrative: General and administrative expense increased 12% to $12,763,902 in 2004, compared to $11,421,959 in 2003. The increase was primarily due to an increase of $1,173,900 in employee costs which includes salaries, benefits, and performance related bonuses. Other increases included,retirement plan contributions, outside legal fees, a write-off of our investment in our proposed AWI transaction that was withdrawn, and Sarbanes-Oxley Section 404 compliance expenses. These increases were partially offset by a decrease of

$846,600 for decreased consulting and professional fees. General and administrative expense consists primarily of salaries, benefits, insurance, facilities expenses, legal, accounting, investor relations, and stock-based compensation expenses.

Depreciation and Amortization: Depreciation and amortization decreased 57% to $2,286,408 in 2004, compared to $5,270,521 in 2003 primarily because the licensing rights related to the TVG license agreement was fully amortized by May 2004. Depreciation and amortization primarily consists of amortization of licensing rights related to the TVG license agreement which was fully amortized in May 2004.

     Income (Loss) from Operations

In summary, income from operations for the year ended December 31, 2004 increased to $1,235,848 from a loss of $3,128,004 in 2003, a $4,363,852 improvement over the prior year due, in part, to a substantial increase in revenues driven by a growth in handle, and also incentives offered to our customers to wager on tracks with higher margins. We will continue to focus on revenue growth through strategic marketing campaigns, technology advancements, and our ability to allocate handle to the highest yielding tracks.

     Other Income and Expense

Interest Income: Interest income increased 192% to $154,446 in 2004, compared to $52,857 in 2003. The increase was due to increased levels of cash, improved cash management, and reinvesting funds to higher yielding accounts.

Interest Expense: Interest expense decreased 99% to $15,373 in 2004, compared to $1,005,826 in 2003. In 2003, Youbet issued promissory notes with an aggregate principal amount of $2,000,000 and recorded interest expense in the form of amortization of the note discount to the valuation of attached warrants. As a result of an early redemption of these notes in December 2003, Youbet also recorded a one-time cash interest expense of $290,000 attributable to the charge-off of the then unamortized note discount recorded in 2003. In 2004, our only interest expense was attributable to equipment leases and insurance premium financing which are not material.

Other: Other income (expense) of $6,412 in 2004 was primarily due to the collection of previously written-off accounts receivable and certain amounts received from the settlement of certain legal matters.

     Income Taxes

Youbet’s deferred tax asset of approximately $24,661,000 was previously not recognized since management was unable to determine that the asset was more likely than not to be realized. During 2004, management determined that $3,314,000 of the deferred tax asset should be recognized. Youbet’s growth plans potentially may include industry consolidation, acquisitions, international expansion, and expansion into other gaming businesses. Although management anticipates that all potential transactions will be accretive to earnings, management is aware of the risks involved with such a growth strategy. Therefore, based on the current level of uncertainty combined with our cautious optimism, management believes that $3,314,000 of the deferred tax asset being recognized now is supportable.

Consolidated Results of Operations for Years Ended December 31, 2003 and 2002

     Revenues

Revenues for the year ended December 31, 2003 increased 108% to $54,146,870, compared to $26,019,260 in 2002. Gross handle for year ended December 31, 2003 increased 70% to $276,785,601, compared to $162,972,615 in 2002. Our handle growth was primarily due to increases in new accounts, continued enhancements in our product functionality, successfully targeted marketing campaigns and promotions, and our robust content offering. Our revenue improvement was driven by our growth in handle and the maximization of revenue yield by incentivizing our customers to wager on tracks that generate the greatest revenue yield to Youbet. Revenue from subscription packages also increased to $600,302 in the year ending December 31, 2003, compared to $26,949 in 2002. Although Magna restricted Youbet’s wagering activity to California tracks only in 2003, Youbet did not experience a decline in handle.

     Operating Expenses

Track Fees: Track Fees increased to $22,805,411 in 2003, compared to $9,594,260 in 2002. The increase was due to an increase in handle as the track fees increase as our handle increases. Handle increased primarily due to increased marketing efforts and incentives offered to wager on higher yielding tracks.

Licensing, TVG: Licensing, TVG increased to $10,839,164 in 2003, compared to $5,880,284 in 2002. The increase was due to growth in wagering on TVG exclusive tracks.

Network Operations: Network Operations expenses increased 37% to $3,048,950 in 2003, compared to $2,224,751 in 2002. The increase was due to various totalizator fees, additional costs for repairs and maintenance and increased telecommunication costs.

Research and Development: Research and Development expenses remained relatively flat at $1,601,339 in 2003, compared to $1,587,040 in 2002.

Sales and Marketing: Sales and Marketing expenses decreased to $2,287,530 in 2003, compared to $2,583,584 in 2002. The decrease is due to decreases in salaries and related expenses and consulting fees.

General and Administrative: General and administrative expenses increased 57% to $11,421,959 in 2003, compared to $7,285,709 in 2002. The increase was primarily due to a one-time consulting fee charge incurred by Youbet for an analysis of Youbet’s existing business and the review of future business development opportunities, as well as increases in salaries and related expenses, litigation and other legal expenses, and proxy solicitation costs. Another contribution to the increase is non-cash stock-based compensation expense related to the repricing of stock options in 2001 and 2002. These options were not in the money until the stock price increases Youbet experienced in 2003. As the market price of our stock increases and these options remain unexercised, this expense will continue to increase.

Depreciation and Amortization: Depreciation and amortization decreased 6% to $5,270,521 in 2003, compared to $5,588,596 in 2002. The decrease of $318,075 from prior year is attributable to assets that were retired during the year. The amortization of the licensing rights related to the TVG license agreement remained consistent from year to year.

     Loss from Operations

The loss from operations for the year ended December 31, 2003 decreased 64% to $3,128,004 from a loss of $8,724,964 in 2002. The improvement was primarily due to a substantial increase in revenues which was driven by our growth in handle and the maximization of revenue yield by incentivizing our customers to wager on tracks that generate the greatest revenue yield to Youbet.

     Other Income and Expense

Interest Income: Interest income increased 40% to $52,857 in 2003, compared to $37,846 in 2002. The increase was due to improved cash management and reinvesting funds to higher interest yielding accounts.

Interest Expense: Interest expense increased to $1,005,826 in 2003, compared to $428,019 in 2002. The increase was primarily due to accrued interest on a $2 million note and related amortization of the notes discount attributable to attached warrants. These notes were issued in February 2003 in a private placement financing and bore an original maturity date of February 2005. Youbet redeemed these notes in December 2003. As a result of this early redemption, we recorded a one-time, non-cash interest expense of $290,000 attributable to the unamortized note discount.

Other: Other income (expense) of $78,408 in 2003 was primarily due to a write-off of aged payables and a recovery in a legal matter. Other income (expense) of $124,698 in 2002 was primarily due to a write-off of aged payables.

Reclassifications. Certain prior years’ amounts have been reclassified to conform to the current year presentation. The primary reclassifications are represented below:

Balance Sheet: $596,915 was reclassified from Deposit and Other to Restricted Cash, of which $109,165 is included in current restricted cash and $487,750 is included in long term for the year ended December 31, 2004. Consequently, $707,805 was reclassified for the year ended December 31, 2003, of which $113,823 is included in current restricted cash and $593,982 is included in long term. $705,071 was reclassified for the year ended December 31, 2002, which is all long term.

$524,197 and $532,796 of Accrued Compensation and Related Items were combined into Accrued Expenses for the years ended December 31, 2003 and 2002, respectively.

Income Statement: $1,197,325, $1,070,538 and $147,425 were reclassified from credits in General and Administrative to Other Revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Subscription, Transaction Fees and Race Information were combined into Other Revenues for the years ended December 31, 2004, 2003, and 2002.

$1,092,204, $1,216,505 and $678,190 were reclassified from Track Fees into Network Operations for the years ended December 31, 2004, 2003 and 2002, respectively.

$511,477, $393,793 and $205,297 were reclassified from Track Fees to Licensing, TVG for the years ended December 31, 2004, 2003 and 2002, respectively.

Selected Unaudited Quarterly Results of Operations

In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2004. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,
	2004				2003
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$14,800	$16,683	$17,543	$16,223	$11,239	14,105	14,566	14,237

Operating expenses:
Track fees	6,768	6,518	6,612	6,302	5,637	5,861	5,616	5,691
Licensing fees, TVG	2,021	4,002	4,496	3,906	1,350	2,975	3,603	2,911
Network operations	839	693	906	855	599	732	828	890
Research and development	416	440	415	239	393	434	380	394
Sales and marketing	669	969	940	957	381	756	559	592
General and administrative	2,984	3,318	3,148	3,315	2,413	2,741	2,877	3,391
Depreciation and amortization	1,133	714	208	230	1,384	1,499	1,211	1,175

	14,830	16,654	16,725	15,805	12,157	14,998	15,074	15,044

Income (loss) from operations	(30)	29	818	418	(918)	(893)	(508)	(807)
Interest income (expense), net	33	28	31	47	(386)	(109)	(111)	(347)
Other income (expense)	12	(17)	(58)	70	57	20	1	—

Pre-tax income (loss)	15	40	791	535	(1,247)	(982)	(619)	(1,154)

Income tax benefit	—	—	(3,250)	—	—	—	—	—

Net income (loss)	$15	$40	$4,041	$535	$(1,247)	$(982)	$(619)	$(1,154)

Net income (loss) per common share, diluted	$0.00	$0.00	$0.12	$0.02	$(0.05)	$(0.04)	$(0.02)	$(0.04)

Liquidity and Capital Resources

In 2004, we funded our operations primarily through working capital and proceeds received from the exercise of stock option and warrants. As of December 31, 2004, we had net working capital of $8,876,232 (including the deferred tax asset of $3,314,000), compared to $2,371,978 at December 31, 2003. As of December 31, 2004, we had $13,287,492 in cash and cash equivalents, $3,685,218 in restricted cash, and no debt from borrowed funds. Our principal cash requirements consist of payroll and benefits, business insurance, a real estate lease, data center operations, telecommunications, and professional fees. Management believes that its efforts to reduce costs and operate more efficiently, combined with the growth in handle, has improved cash flow to a level needed to support future operations. We expect that our cash flow from operations and our cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

Cash Flows for 2004 compared to 2003

Net cash provided by operating activities was $4,377,278 for 2004, compared to $1,697,777 for 2003. The year-over-year increase of $2,679,501 was primarily due to net income of $4,631,334 in 2004, representing an increase of $8,633,899 from a net loss of $4,002,565 reported for 2003. This includes the effect of the decrease of $3,314,000 in the deferred tax asset valuation allowance applied to the current year pre-tax income and a decrease of $2,984,114 related to depreciation and amortization.

Net cash used in investing activities for the year ended December 31, 2004 was $428,966, compared to net cash provided by investing activities of $175,108 for the year ended December 31, 2003. The year-over-year decrease of $604,074 relates primarily to changes in long term restricted cash, which decreased $350,761 and an increase in equipment purchases of $215,232 in 2004.

Net cash provided by financing activities was $1,065,254 and $1,841,144 for the years ended December 31, 2004 and 2003, respectively. The year-over-year decrease of $775,890 was primarily due to a decrease of $1,365,495 in proceeds from exercise of stock options and warrants, a decrease of $2,000,000 in proceeds from notes payable, and an increase of $2,750,000 for payments of notes payable.

Cash Flows for 2003 compared to 2002

Net cash provided by operating activities was $2,414,099 and $542,380 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 from 2002 in cash provided by operating activities of $1,871,719 was primarily due to the improvements in operating results.

Net cash used in investing activities was $541,212 and $297,107 for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 from 2002 relates to higher purchases of equipment, offset, in part, by lower net investment in restricted cash.

Net cash provided by financing activities was $1,841,144 and $753,884 for the years ended December 31, 2003, and 2002, respectively. The increase is attributable to proceeds from the exercise of options and warrants and the proceeds of the issuance of certain notes in March 2002 and February 2003, offset, in part, by the redemption of certain outstanding notes originally issued in March 2002 and February 2003.

Other

Youbet settled a dispute with its then largest stockholder, TVG, in February 2004. This settlement required that Youbet reimburse TVG for the legal expenses incurred during the dispute up to $725,000. Youbet issued 124,144 shares of common stock as partial satisfaction of this obligation in February 2004, and on July 2, 2004, Youbet paid TVG $362,500 to satisfy its remaining legal expense reimbursement obligation. In December 2004, Youbet collected $1,300,000 from its Directors & Officers’ insurance claim.

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

Off Balance Sheet Arrangements

On September 16, 2003, Youbet posted a letter of credit supported by a restricted cash account in the amount of $705,071 in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination. Also, on September 16, 2003, Youbet and the landlord amended the lease agreement to include a new letter of credit provision which permits annual automatic reductions of approximately $107,000 in the letter of credit obligation. As of December 31, 2004, the letter of credit obligation and corresponding cash collateral balance was $596,915.

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34”. The following is a summary of the agreements that Youbet has determined are within the scope of FIN 45:

•	Under its bylaws and certain consulting and employment agreements, Youbet has agreed to indemnify its officers, directors, and other service providers. The term of the indemnification period is for the individual’s lifetime. The maximum potential amount of future payments Youbet could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Youbet believes the estimated fair value of these indemnification agreements is minimal and has recorded no liabilities for these agreements as of December 31, 2004.

•	Youbet enters into indemnification provisions under its agreements with other companies in its ordinary course of business. Under these provisions, Youbet generally indemnifies the indemnified party for losses suffered or incurred by the indemnified party as a result of Youbet’s activities. These indemnification provisions generally survive termination of the underlying agreement. Youbet has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Youbet believes the estimated fair value of these agreements is minimal. Accordingly, Youbet has no liabilities recorded for these agreements as of December 31, 2004.

Contractual Obligations, Contingent Liabilities and Commitments

Youbet has contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates Youbet’s expected contractual obligations and commitments subsequent to December 31, 2004.

	Payments Due by Period
					2009 and
Contractual Obligations	2005	2006	2007	2008	Beyond	Total
Charles Champion	$480,392	$509,216	$539,768	$—	$—	$1,529,376
Gary Sproule	325,000	325,000	—	—	—	650,000
Charles Bearchell	180,000	45,000	—	—	—	225,000
David Marshall	270,417	290,125	307,533	25,749	—	893,823
Capital leases and other financed arrangements	417,812	162,622	—	—	—	580,434
Operating leases	797,634	821,563	846,209	871,596	1,430,479	4,767,480
Minimum guarantees	333,333	500,000	516,667	600,000	500,000	2,450,000
Other	275,417	210,417	131,250	—	—	617,083

Total	$3,080,004	$2,863,941	$2,341,427	$1,497,345	$1,930,479	$11,713,196

In 2004, Youbet entered into two capital lease arrangements for networking and computer equipment totaling $316,170, of which $193,496 will become due within the next 12 months. In 2004, Youbet also entered into a financed purchase arrangement for telephone equipment totaling $432,016, of which $224,316 will become due within the next 12 months. Youbet will own the telephone equipment upon full payment of the obligation and certain mutually agreed upon software services. Youbet capitalized the cost of the telephone equipment.

All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from this table.

Recent Accounting Pronouncements:

In December, 2004, the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, Youbet will implement the revised standard in the third quarter of fiscal year 2005. Currently, Youbet accounts for its share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We have not completed our evaluation or determined the impact of adopting SFAS 123R, which may be material to our results of operations in the third quarter of fiscal year 2005 and thereafter.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any material transactions that would be affected by adopting SFAS 153.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of December 31, 2004, our portfolio of investments included $13,287,492 in cash and cash equivalents and $3,685,218 of restricted cash. Our portfolio of cash and cash equivalents consists of highly liquid investments with maturities of three months or less at the date of purchase. The average yield on our investments was approximately 2.0% at December 31, 2004. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for Youbet.com, Inc. are at the end of this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 304(a) of Regulation S-K has been previously reported and will appear in our Definitive Proxy Statement. The disclosures called for by Item 304(b) of Regulation S-K are not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. As of December 31, 2004, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of Youbet evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures (1) were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by Youbet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We may from time to time make changes aimed at enhancing the effectiveness of our controls and procedures to ensure that our systems evolve with our business.

Changes in Internal Controls. No change in Youbet’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Youbet’s internal control over financial reporting.

Management’s Report in Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of Youbet’s independent auditors are included in Youbet’s consolidated financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Auditors on Internal Control Over Financial Reporting” and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from our Definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

Youbet has adopted a Code of Conduct that applies to all employees; including the CEO, CFO and employees performing similar functions. The company has made the Code of Conduct available on our website at http://www.youbet.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from our Definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference from our Definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from our Definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from our Definitive Proxy Statement, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to instruction G(3) of the General Instructions to Form 10-K.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The consolidated financial statements of Youbet.com, Inc. which are listed on the Index to Consolidated Financial Statements appearing on page F-1 of this report.

(2)	All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

(3)	List of Exhibits:

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
3.2	Amended and Restated Bylaws of Youbet.com, Inc. (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004).
4.1	Registration Rights Agreement by and among Youbet.com (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (Incorporated by reference to Youbet.com’s Form 8-K dated June 29, 1998).
4.5	Warrant to purchase Youbet.com common stock issued to Robert M. Fell dated June 29, 1998 (Incorporated by reference to Youbet.com’s Form 8-K dated June 29, 1998).
4.6	Form of warrant to purchase Youbet.com common stock issued to Lorne Goldberg and Elizabeth Edlich dated August 12, 1999 (Incorporated by reference to Youbet.com’s Registration Statement on Form S-3 (No. 333-85675) dated September 29, 1999).
4.7	Form of Warrant to Purchase Youbet.com common stock issued to certain existing holders of C and M warrants and to the investors of the Second Notes (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.1	1998 Stock Option Plan (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 1998).

10.2	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (Incorporated by reference to Youbet.com’s Form 10-K for the year ended December 31, 2000).
10.3	Amendment, dated as of September 8, 2003, to lease agreement for the Woodland Hills Facility dated March 11, 2000 (Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 2003).
10.4	License and Content Agreement dated May 18, 2001 by and between the TVG Parties and Youbet.com, Inc. (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2001).
10.7	Employment Agreement dated as of June 16, 2003 by and between Youbet.com, Inc. and Charles F. Champion Incorporated by reference to Youbet.com’s Form 10-KSB for the year ended December 31, 2003).
10.8	Employment Agreement between Youbet.com and Michael J. Veitch (Incorporated by reference to Youbet.com’s Form 10-QSB for the quarter ended September 30, 2002).
10.9	Separation Agreement, dated as of May 28, 2004, by and between Youbet.com, Inc. and Michael Veitch (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2004).
10.10	Services Agreement dated February 1, 2002 by and between Youbet.com and David Marshall, Inc., as amended by an amendment dated March 27, 2003 (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).
10.11	First Amended and Restated Services Agreement dated as of February 1, 2005, by and between Youbet.com, Inc. and David Marshall, Inc. (Incorporated by reference to Youbet.com’s Form 8-K dated January 28, 2005).
10.12	Services Agreement dated February 1, 2002 by and between Youbet.com and Conor Communications Company as amended by an amendment dated March 27, 2003 (Incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2002).

10.13	Employment Agreement dated as of January 1, 2004 by and between Youbet.com, Inc. and Gary W. Sproule (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended March 31, 2004).
10.14	Employment Agreement, dated as of March 29, 2004, by and between Youbet.com, Inc. and Charles Bearchell (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2004).
10.15	Note Purchase Agreements dated February 11, 2003 by and between Youbet.com and the Investors as the Purchasers (Incorporated by reference to Youbet.com’s Form 8-K dated February 11, 2003).
10.16	Settlement Agreement and Release (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended June 30, 2003).
10.17	Consulting Agreement, dated as of June 19, 2003, by and between Youbet.com, Inc. and James R. Edgar (Incorporated by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.18	Form of Supplement to Employment Agreement (Incorporated herein by reference to Youbet.com’s Form 10-Q for the quarter ended September 30, 2003).
10.19	Form of Amendment to Supplement to Employment Agreement (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004).
10.20	Settlement Agreement, dated as of February 19, 2004, by and between Youbet.com, Inc. and ODS Technologies, L.P. d/b/a TVG Network and, solely for the purposes of Section 2.2(a), Charles F. Champion (Incorporated herein by reference to Youbet.com’s Form 8-K dated February 23, 2004).
23.1	Consent of Piercy Bowler Taylor & Kern.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney (set forth on the signature page of this report).
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 15, 2005	By:	/s/Charles F. Champion
Charles F. Champion, President, Chief
Executive Officer and Chairman of the Board

Power of Attorney

Youbet.com, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Charles F. Champion and Charles R. Bearchell, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Champion Charles F. Champion	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2005

/s/ Charles R. Bearchell Charles R. Bearchell	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2005

/s/ Jae C. Yu	Corporate Controller (Principal Accounting Officer)	March 15, 2005
Jae C. Yu

/s/ David M. Marshall David M. Marshall	Director	March 15, 2005

Signature	Title	Date

/s/ Gary Adelson Gary Adelson	Director	March 15, 2005

/s/ Joseph Barletta Joseph Barletta	Director	March 15, 2005

/s/Robert Brierley Robert Brierley	Director	March 15, 2005

/s/Guy Chipparoni Guy Chipparoni	Director	March 15, 2005

/s/ James Edgar James Edgar	Director	March 15, 2005

-ii-

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Youbet.com, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Youbet’s principal executive and principal financial officers and effected by Youbet’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Youbet;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that expenditures of Youbet are being made only in accordance with authorizations of management and directors of Youbet; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Youbet’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Youbet’s internal control over financial reporting is effective as of December 31, 2004.

The independent registered public accounting firm of Piercy Bowler Taylor & Kern, as auditors of Youbet’s consolidated financial statements, has issued a report on management’s assessment of Youbet’s internal control over financial reporting, which report is included herein.

/s/ Charles F. Champion	/s/ Charles R. Bearchell

Charles F. Champion	Charles R. Bearchell
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and
Stockholders of Youbet.com, Inc.
Woodland Hills, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Youbet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Youbet.com’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Youbet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Youbet.com, Inc. and Subsidiary and our report dated February 4, 2005, expressed an unqualified opinion thereon.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
Las Vegas, Nevada
February 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON 2004
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and
Stockholders of Youbet.com, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Youbet.com, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

PIERCY BOWLER TAYLOR & KERN

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants & Business Advisors
Las Vegas, Nevada
February 4, 2005, except for Note 17 as to which the date is February 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Youbet.com, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. (the Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and subsidiaries at December 31, 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
February 11, 2004, except for Note 16 which is as of February 19, 2004

Youbet.com, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$13,287,492	$8,273,926
Current portion of restricted cash	3,197,468	2,924,034
Accounts receivable, net of allowance for doubtful collection of $346,000 and $553,600	595,108	279,057
Other receivables, net of allowance for doubtful collection of $180,457 in 2004	254,805	1,132,359
Prepaid expenses	936,524	884,409
Current portion of deferred tax asset	1,791,000	—

	20,062,397	13,493,785
Property and equipment, net of accumulated depreciation and amortization of $7,912,388 and $7,503,247	3,210,841	2,731,922
Restricted cash, net of current portion	487,750	593,982
Licenses and patents, net of accumulated amortization of $9,964,000 and $8,556,910	28,148	1,407,447
Deposits and other	129,684	624,981
Deferred tax asset, net of current portion	1,523,000	—

	$25,441,820	$18,852,117

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long term debt	$391,208	$—
Trade payables, TVG	3,928,161	3,426,076
Trade payables, track related	2,088,774	2,539,534
Trade payables, other	478,021	439,559
Accrued expenses	860,713	2,281,115
Customer deposits	3,327,132	2,356,004
Deferred revenues	112,156	79,519

	11,186,165	11,121,807
Long term debt, net of current portion	157,895	—

	11,344,060	11,121,807

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 30,979,768 and 28,377,443 shares issued and outstanding	30,980	28,377
Additional paid-in-capital	103,110,751	101,377,238
Deficit	(87,215,262)	(91,846,596)
Treasury stock (623,683 shares at cost)	(1,828,709)	(1,828,709)

	14,097,760	7,730,310

	$25,441,820	$18,852,117

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenues
Commissions	$62,791,496	$52,160,697	$25,614,502
Other	2,457,618	1,986,173	404,758

	65,249,114	54,146,870	26,019,260

Operating expenses
Track fees	26,199,688	22,805,411	9,594,260
Licensing, TVG	14,424,438	10,839,164	5,880,284
Network operations	3,292,591	3,048,950	2,224,751
Research and development	1,510,969	1,601,339	1,587,040
Sales and marketing	3,535,270	2,287,530	2,583,584
General and administrative	12,763,902	11,421,959	7,285,709
Depreciation and amortization	2,286,408	5,270,521	5,588,596

	64,013,266	57,274,874	34,744,224

Income (loss) from operations	1,235,848	(3,128,004)	(8,724,964)

Other income (expense)
Interest income	154,446	52,857	37,846
Interest expense	(15,373)	(1,005,826)	(428,019)
Other	6,413	78,408	123,898

	145,486	(874,561)	(266,275)

Income (loss) before income taxes	1,381,334	(4,002,565)	(8,991,239)
Income tax benefit	(3,250,000)	—	—

Net income (loss)	$4,631,334	$(4,002,565)	$(8,991,239)

Basic income (loss) per share	$0.15	$(0.15)	$(0.41)
Diluted income (loss) per share	$0.14	$(0.15)	$(0.41)
Weighted average shares outstanding
Basic	30,082,521	26,259,034	21,751,668
Diluted	34,004,921	26,259,034	21,751,668

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

				Additional
	Common Stock		Treasury	Paid-In-	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balances at January 1, 2002	19,537,950	$19,538	—	$95,084,423	$(78,852,792)	$16,251,169
Warrants exercised	3,884,650	3,884				3,884
Fair value of stock options and warrants issued				437,137		437,137
Other non-cash compensation				342,100		342,100
Net loss					(8,991,239)	(8,991,239)

Balances at December 31, 2002	23,422,600	23,422	—	95,863,660	(87,844,031)	8,043,051
Warrants exercised	3,341,480	3,342	($1,458,000)	2,917,041		1,462,383
Stock options exercised	1,613,363	1,614	(370,709)	1,497,857		1,128,762
Fair value of stock options and warrants issued				518,223		518,223
Other non-cash compensation				580,457		580,457
Net loss					(4,002,565)	(4,002,565)

Balances at December 31, 2003	28,377,443	28,378	(1,828,709)	101,377,238	(91,846,596)	7,730,311
Warrants exercised	443,953	444		462,537		462,981
Stock issued in connection with TVG settlement	1,124,144	1,124		414,758		415,882
Stock options exercised	1,034,228	1,034		761,631		762,665
Other non-cash compensation					94,587	94,587
Net income					4,631.334	4,631,334

Balances at December 31, 2004	30,979,768	$30,980	$(1,828,709)	$103,110,751	$(87,215,262)	$14,097,760

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Operating activities
Net income (loss)	$4,631,334	$(4,002,565)	$(8,991,239)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and amortization	2,286,408	5,270,522	5,588,596
Non-cash interest expense	—	802,982	339,330
Stock-based employee compensation	94,586	393,505	342,100
Increase in operating (assets) and liabilities:
Restricted cash	(424,699)	(1,069,781)	(1,992,370)
Receivables	(316,051)	511,629	(512,451)
Other receivables	877,554	(860,727)	35,786
Prepaid expenses	(52,115)	(696,240)	(2,483)
Income tax benefit from change in deferred tax asset valuation allowance	(3,314,000)	—	—
Deposits and others	505,229	4,254	(514,060)
Trade payables, TVG	502,085	1,312,536	1,683,853
Trade payables, track related	(450,760)	(1,753,755)	4,116,483
Trade payables, other	38,462	(164,858)	(659,841)
Accrued expenses	(1,004,520)	1,018,584	(114,983)
Customer deposits	971,128	878,749	1,099,213
Deferred revenues	32,637	52,942	18,480

Net cash provided by operating activities	4,377,278	1,697,777	436,414

Investing activities
Purchases of property and equipment	(648,381)	(433,149)	(47,824)
Intangibles	(38,081)	—	—
Decrease (increase) in restricted cash	257,496	608,257	(143,317)

Net cash provided by (used in) investing activities	(428,966)	175,108	(191,141)

Financing activities
Proceeds from exercise of stock options and warrants	1,225,649	2,591,144	3,884
Proceeds from notes payable	—	2,000,000	750,000
Repayment of long term debt	(160,395)	(2,750,000)	—

Net cash provided by financing activities	1,065,254	1,841,144	753,884

Net increase in cash and cash equivalents	5,013,566	3,714,029	999,157
Cash and cash equivalents at the beginning of the period	8,273,926	4,559,897	3,560,740

Cash and cash equivalents at the end of the period	$13,287,492	$8,273,926	$4,559,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,373	$264,223	$134,199
Non-cash investing and financing activities:
Stock issuance for TVG legal fees reimbursement	415,882	—	—
Equipment acquired with capital lease and other financing arrangements	748,186	—	—

See notes to consolidated financial statements.

Youbet.com, Inc and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1: ORGANIZATION

Youbet is a licensed, multi-jurisdictional facilitator of online pari-mutuel horse race wagering. Through its main product, Youbet Express SM , Youbet offers its customers interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, Australia, South Africa, and Hong Kong. Youbet is working to expand its brand, products, and services throughout the United States and in select international markets. Recently, the California Horse Racing Board renewed through 2006 Youbet’s in-state and out-of-state multi-jurisdictional wagering hub Advance Deposit Wagering (“ADW”) licenses. The Oregon Racing Commission also recently renewed through May 2005 Youbet’s multi-jurisdictional licenses that allow Youbet to accept and place online and telephone wagers.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. Youbet.com, Inc., a Delaware corporation, and its wholly-owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as “Youbet.com”, “Youbet”, or the “Company”. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts. Actual results could materially differ from these estimates. Management estimates about the deferred income tax asset valuation allowance (see Note 13) are revisited at each reporting period and could be revised significantly in the next year.

Allowance for doubtful accounts. Youbet recognizes an allowance for doubtful accounts to record its accounts receivables at an estimated net realizable value. The allowance is determined based upon management’s evaluation of periodic aging of accounts and our assessment of collectibility. If circumstances related to our assumptions change, recoverability estimates are adjusted accordingly. The provision for doubtful accounts was $526,457, $734,057, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively

Revenue recognition. Youbet records commissions on wagers it places with tracks for its customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Commissions earned through third party wagering facilities, including Magna’ Call-A-Bet service (see Note 5), are not material. Other sources of revenue, including membership and information fees, are relatively insignificant and recognized when earned. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned.

Cash and cash equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the statements of cash flows, restricted cash (see Note 3), current and non-current, is excluded from cash and cash equivalents.

Fair value of financial instruments. The carrying value of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturities of these financial instruments

Property and equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from three to five years. Leasehold improvements are amortized over the economic life or the term of the lease, whichever is shorter.

Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” Youbet capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which Youbet expects to benefit from the use of that software. The carrying value of software development costs included in other assets in the consolidated balance sheets amounted to $188,151 and $0 as of December 31, 2004 and 2003, respectively, net of accumulated amortization of $476 in 2004, is periodically reviewed by the Company to determine if an impairment loss should be recognized.

Depreciation and amortization expense for property and equipment was $878,961, $1,655,139, and $1,939,157 for 2004, 2003 and 2002, respectively.

Licensing rights. Licenses are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. Amortization expense for licensing rights was $1,407,447, $3,615,383, and $3,615,383 for 2004, 2003 and 2002, respectively.

Advertising. The costs of advertising are expensed as incurred. Advertising expense was $1,356,383, $473,940 and $448,528 in 2004, 2003 and 2002, respectively.

Basic and diluted earnings per share. Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding plus all dilutive securities, such as stock options, warrants, and convertible notes.

As of December 31, 2004, potentially dilutive securities represented 6,505,688 shares of common stock and consisted of outstanding options (6,154,325 shares) and warrants (351,363 shares).

As of December 31, 2003, potentially dilutive securities representing 24,443,578 shares of common stock were not included in the net loss per share calculation since their effect would be anti-dilutive.

Potentially dilutive securities consisted of outstanding options (6,581,704 shares) and warrants (17,861,874 shares).

Stock-based compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans, allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but to disclose the pro forma effect on net loss and diluted loss per share had the fair value of the stock options been expensed. Youbet has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of Youbet’s common stock at the date of grant above the amount an employee must pay to acquire the stock. The pro forma effects on net loss and per share data using the fair value method are disclosed (see Note 14).

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Youbet will implement the revised standard prospectively in the third quarter of fiscal year 2005, without any retroactive effect or cumulative adjustment.

Reclassifications. Certain prior years’ amounts have been reclassified to conform to the current year presentation.

NOTE 3: RESTRICTED CASH

Facilities lease. As required by the lease agreement, Youbet maintains a letter of credit in favor of the landlord secured by cash deposits in like amount through 2010. The restricted cash requirement ($596,915 and $707,805 at December 31, 2004 and 2003) decreases $107,867 per year for the first five years of the lease and $97,867 thereafter. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements.

Players TrustSM. As of December 31, 2004 and 2003, customer accounts maintained in Players TrustSM totaled $3,059,283 and $2,634,585, all of which is recorded as restricted cash in current assets.

Credit card reserves. Youbet uses outside vendors to process credit card and check transactions. These vendors require Youbet to maintain cash reserves based on varying percentages of the dollar amounts processed. As of December 31, 2004 and 2003, these reserves amounted to $25,051 and $175,627, respectively, all of which is recorded as restricted cash in current assets.

NOTE 4: AGREEMENTS WITH TVG

Content Agreement. In May 2001, Youbet entered into a track content agreement (the “License Agreement”) and a warrant issuance agreement with ODS Technologies, L.P., a subsidiary of Gemstar-TV Guide International, doing business as Television Games Network (“TVG”). In consideration of the rights granted to Youbet under the License Agreement, Youbet agreed to pay to TVG fees based on the handle generated by Youbet from wagering activity and issued to TVG warrants to purchase Youbet common stock.

Youbet previously recorded its TVG license rights based on the fair value of the related warrants issued, using the Black-Scholes option pricing model, and amortized the cost over a three-year period concluding in May 2004. While the TVG license agreement remains in effect at least through May 2011, management concluded that the economic life of the license was much shorter because the estimated useful life of the licensed patented wagering technology for online and automated telephone applications was three years. At December 31, 2004, the license rights were fully amortized.

Settlement of disputes. On February 23, 2004, Youbet and TVG agreed to settle certain disputes, and TVG dropped all pending litigation against Youbet and related arbitration proceedings. As part of the settlement, Youbet gave TVG the right to agree to surrender a warrant that would have enabled TVG to obtain a controlling interest in TVG at any time prior to April 1, 2004 in exchange for one million shares of Youbet common stock, and Youbet agreed to reimburse TVG for legal expenses it incurred during the dispute up to $725,000. Youbet paid $362,500 in cash and issued 124,144 shares of its common stock valued at $3.35 per share (or $415,882 of total value) on the date of issuance to TVG in satisfaction of the legal expense reimbursement obligation. On March 31, 2004, TVG surrendered the warrant issued to them on September 20, 2001. As a result, pursuant to the settlement agreement, Youbet issued one million shares of its common stock valued at $3.64 per share (or $3,640,000 of total value), the fair value on the date of issuance, to TVG. Pursuant to its agreements with TVG, on June 10, 2004, Youbet filed a shelf-registration statement for the resale of TVG’s common stock, and on September 9, 2004, TVG sold all 5,008,794 shares of its Youbet common stock.

NOTE 5: AGREEMENTS WITH MAGNA AND INDEPENDENT TRACKS

In December 2004, Youbet entered into a content license agreement with Magna Entertainment Corporation (“Magna”), who owns and operates a network of licensed horse racing and pari-mutuel wagering facilities throughout North America, including Flamboro Downs, Golden Gate Fields, Great Lakes Downs, Gulfstream Park, Laurel Park, Lone Star Park, The Meadows, Pimlico Racecourse, Portland Meadows, Remington Park, Santa Anita Park, and Thistledown. The content license agreement with Magna provides Youbet with a one-year, non-exclusive license to use the racing content generated by each Magna track in connection with Youbet’s account wagering business. The annual fee payable to Magna, as a result of this agreement, will be based on the amount of handle that Youbet processes from Magna owned tracks.

Under the terms of a predecessor agreement with Ladbrokes, and subsequently acquired by Magna, Youbet reserved the right to audit Magna’s records for proper accounting of commissions due to Youbet in connection with Magna’s Call-A-Bet service. In December 2003, Youbet commenced an audit and preliminary findings indicated that Magna underreported handle from 2000 to 2002 and, as a result, owes Youbet in excess of $692,000. As a result, we recorded a receivable for $692,000 and subsequently reserved it by 50% of this amount to bring the net receivable down to its estimated net realizable value of $346,000. Management believes that we have a legitimate claim for the full $692,000; however, because these discussions with Magna are not yet finalized, and because the timing and any potential costs of recovering these amounts is not determinable, we believed a 50% reserve against the claim was appropriate. Subsequent to Youbet’s audit findings, Youbet and Magna modified their agreement to simplify how commissions would be calculated to reduce the risk of future errors and the potential for future disputes. In June 2004, Youbet discontinued the Magna Call-A-Bet service. Net commissions earned through Magna’s Call-A-Bet system in 2004, 2003, and 2002 were $47,898, $433,280, and $2,361,993 respectively.

Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with various agreements with TVG, Magna and independent racetracks, Youbet receives a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. Youbet currently has independent simulcast agreements with over 70 tracks.

NOTE 6: EARNINGS PER SHARE

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

Year Ended December 31, 2004

		WEIGHTED
	INCOME	AVERAGE
	(LOSS)	SHARES	EPS
Earnings per share share, basic	$4,631,334	30,082,521	$0.15
Effect of dilutive securities	—	3,922,400	—
Earnings per share, diluted	$4,631,334	34,004,921	$0.14

Year Ended December 31, 2003

		WEIGHTED
	INCOME	AVERAGE
	(LOSS)	SHARES	EPS
Earnings per share share, basic	$(4,002,565)	26,259,034	$(0.15)
Effect of dilutive securities	—	—	—
Earnings per share, diluted	$(4,002,565)	26,259,034	$(0.15)

Year Ended December 31, 2002

		WEIGHTED
	INCOME	AVERAGE
	(LOSS)	SHARES	EPS
Earnings per share share, basic	$(8,991,239)	21,751,668	$(0.41)
Effect of dilutive securities	—	—	—
Earnings per share, diluted	$(8,991,239)	21,751,668	$(0.41)

NOTE 7: ACCOUNTS RECEIVABLE

As of December 31, 2004, accounts receivable of $595,108 consisted primarily of $346,000, net of an allowance of $346,000, for estimated uncollectible amounts due from Magna for commissions earned on underreported handle (see Note 5). During 2004, based upon management’s assessment of collectibility, management determined that it was appropriate to reduce the allowance by $207,600.

As of December 31, 2003, accounts receivable of $279,057 consisted primarily of (1) $138,400, net of an allowance of $553,600, for estimated uncollectible amounts due from Magna for commissions earned on underreported handle (see Note 5) and (2) $109,996 due from various tracks for settlement of customer wagers.

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Computer equipment, owned	$5,224,082	$5,379,322
Computer equipment under capital lease	309,087	—
Software	1,658,238	1,417,219
Office furniture and equipment	1,059,490	574,376
Leasehold improvements	2,872,332	2,864,252

	11,123,229	10,235,169
Less accumulated depreciation and amortization	7,912,388	7,503,247

	$3,210,841	$2,731,922

Depreciation expense for property plant and equipment was $878,485, $1,655,138 and $1,973,213 for 2004, 2003, and 2002, respectively. Accumulated depreciation for computer equipment under capital leases was $34,054 for 2004.

NOTE 9: OTHER RECEIVABLES, DEPOSITS AND OTHER

As of December 31, 2004, other receivables of $254,805 consisted primarily of (1) $100,000 net of an allowance of $180,457, for estimated uncollectible amounts due as reimbursement for expenses incurred on behalf of a new international business venture and (2) $75,000 due from American Wagering, Inc. in consideration for Youbet’s withdrawal of its competing plan and release of certain claims.

As of December 31, 2003, other receivables of $1,132,359 consisted primarily of (1) $851,653 due from Youbet’s insurance carrier for reimbursement of litigation and arbitration expenses and (2) $100,000, net of an allowance of $180,457, for estimated uncollectible amounts due as reimbursement for expenses incurred on behalf of a new international business venture.

As of December 31, 2003, deposits and other of $624,981 consisted primarily of a $500,000 deposit for licensing with the California Horse Racing Board (the “CHRB”). The deposit requirement was changed in 2004, and the CHRB returned these funds to Youbet.

NOTE 10: ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
Legal fees and settlement expenses	$19,266	$786,600
Employee compensation and other benefits	384,114	992,265
Other	457,333	502,250

	$860,713	$2,281,115

NOTE 11: LONG-TERM DEBT

In 2004, Youbet entered into a financed purchase arrangement for telephone equipment totaling $432,016, of which $224,316 will become due within the next 12 months. Youbet will own the telephone equipment upon full payment of the obligation and certain mutually agreed upon software services. Youbet capitalized the purchase price of the telephone equipment. Future obligations under this financing arrangement are as follows:

2005	$203,270
2006	157,285

$360,555

NOTE 12: LEASES

Operating leases. Youbet has a lease agreement for an approximately 30,000 square foot facility in Woodland Hills, California. The lease expires in 2010 with an option to extend the lease until 2015. Base monthly rent payments are $60,078 with annual increases specified in the lease agreement. The lease agreement, as amended, provides for a letter of credit provision which permits annual automatic reductions in the letter of credit obligation. For more information regarding the letter of credit arrangements, see Obligations Under Facilities Leases in Note 3. Minimum future obligations under this non-cancellable operating lease agreement are as follows:

2005	$797,634
2006	821,563
2007	846,209
2008	871,596
2009 and thereafter	1,430,478

$4,767,480

Rent expense under all operating leases was $830,435, $800,488 and $792,014 for 2004, 2003, and 2002, respectively.

Capital leases. In 2004, Youbet entered into two capital lease arrangements for networking and computer equipment with obligations totaling $316,170, of which $193,496 will become due within the next 12 months. Future obligations under this non-cancellable capital lease are as follows:

2005	$193,496
2006	616

Total obligation	194,112
Interest	5,564

Total principle	$188,548

NOTE 13: INCOME TAXES

Income tax expense (benefit) consists of the following:

	2004	2003	2002
Current
Federal	$44,000	$—	$—
State	20,000	—	—

	64,000	—	—

Deferred
Federal	1,108,000	(106,000)	1,562,000
State	(106,000)	(11,000)	85,000
Change in valuation allowance	(4,316,000)	117,000	(1,647,000)

	(3,314,000)	—	—

	$(3,250,000)	$—	$—

Actual income taxes for 2004 and 2003 differed from expected income taxes for those years computed by applying the U.S. federal statuatory rate of 34% to income (loss) before taxes as follows:

	2004	2003	2002
Tax expense (benefit) at U.S. statutory rate	$470,000	$(1,361,000)	$(3,058,000)
State tax (benefit) net of federal benefit	81,000	(234,000)	(525,000)
Permanent differences	70,000	14,000	40,000
Net change in valuation allowance	(4,316,000)	1,581,000	3,543,000
Other, net	445,000	—	—

	$(3,250,000)	$—	$—

Youbet’s net deferred tax assets at December 31 consist of the following:

	2004	2003
Deferred tax assets
Net operating loss carry forwards	$22,180,000	$23,940,000
Tax credits	57,000	—
Depreciation	363,000	—
Amortization of intangibles	727,000	640,000
Accrued expenses	325,000	—
Other	8,000	81,000

	23,660,000	24,661,000
Valuation allowance	(20,346,000)	(24,661,000)

Net deferred taxes	$3,314,000	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. Management believes that Youbet will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit. Management believes it is more likely than not that the recorded net deferred tax asset of $3,314,000 will be realized. Management has assessed a valuation allowance against the remainder of the deferred tax assets.

Youbet has tax credits totaling $63,000. In addition, Youbet has federal and state net operating loss carry forwards in the amount of $61,408,000 and $19,871,000 at December 31, 2004, which are expected to begin expiring in 2005 and 2006, respectively.

Youbet may be limited in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382. The company has estimated the amount of net operating loss carryforwards that it could utilize in any one year based on certain prior year dates which could potentially be deemed as ownership changes. Of the approximately $60,000,000 federal NOL’s prior to 2003, at a minimum $1,150,000 would be allowed against taxable income per year. Youbet is conducting further analysis to assess the annual limitation. Management believes it is more likely than not that the recorded net deferred tax asset will be realized.

NOTE 14: STOCKHOLDERS’ EQUITY

Youbet has issued various stock options and warrants for services rendered and to be rendered, and to obtain financing. Youbet has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.

Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted Average
	Warrants	Exercise Price
Balance, January 1, 2002	25,418,282	$2.29
Warrants issued	750,000	0.92
Warrants expired	(491,554)	2.91
Warrants exercised	(3,884,650)	0.00

Balance, January 1, 2003	21,792,078	$2.61

Warrants issued	1,344,727	0.80
Warrants expired	(1,933,451)	2.59
Warrants exercised	(3,341,480)	0.87

Balance, December 31, 2003	17,861,874	$2.54

Warrants issued	—	—
Warrants expired and terminated	(17,066,558)	2.62
Warrants exercised	(443,953)	1.04

Balance, December 31, 2004	351,363	$0.80

Warrants exercisable at December 31, 2004	351,363	$0.80

Additional information about outstanding warrants to purchase Youbet’s common stock at December 31, 2004 is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of exercise prices:
$0.50 – 0.99	341,363	0.89	$0.69
$2.00 – 4.99	10,000	1.00	4.28

	351,363		$0.80

Through December 31, 2004, stockholders approved a total of 8,500,000 shares for issuance under the Company’s 1998 Stock Option Plan. As of December 31, 2004, there were 8,484,630 stock options granted under the plan. During 2004, Youbet granted various stock options to officers, other employees and directors, under the plan as follows:

1)	Stock options were granted to officers of Youbet to purchase a total of 450,000 shares of common stock at exercise prices ranging from $2.49 to $3.49, the fair market values at the dates of grant. The vesting schedules for these options range from vesting immediately to vesting ratably over four years. These options are exercisable for five years.

2)	Stock options were granted to employees of Youbet to purchase a total of 257,800 shares of common stock at exercise prices ranging from $2.49 to $5.49, the fair market value at the date of grant. These options vest ratably between two and four years and are exercisable for five years.

3)	Stock options were granted to directors of Youbet to purchase a total of 110,000 shares of common stock at exercise prices ranging from $2.76 to $5.62, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

During the year ended December 31, 2003, Youbet granted various stock options to officers, other employees and directors, as follows:

1)	Youbet issued stock options to officers to purchase a total of 1,200,000 shares of common stock at an exercise price ranging from $2.00 to $2.23 per share, the fair market value at the date of grant. These options vested at the date of grant and are exercisable for a period of five to ten years.

2)	Stock options were granted to employees to purchase a total of 498,400 shares of common stock at exercise prices ranging from $0.77 to $3.51 per share, the fair market values at the dates of grant. These options vest ratably between two and four years and are exercisable for five years.

3)	Stock options were granted to non-employee directors to purchase a total of 120,000 shares of common stock at an exercise prices ranging from $0.74 to $2.74 per share, the fair market values on the dates of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

4)	Stock options were granted to a former director to purchase a total of 13,334 shares of common stock at an exercise price of $0.68 per share, below the $1.50 per share market value at the date of grant. These options were granted to correct a prior award, vested immediately and were exercisable for a period of one year.

Information with respect to activity under Youbet’s stock option plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, January 1, 2002	3,151,135	$1.26
Options granted	3,931,229	0.58
Options exercised	—	—
Options cancelled	(58,130)	1.13
Options forfeited	(426,159)	1.39

Balance, January 1, 2003	6,598,075	$0.84

Options granted	1,831,734	2.24
Options exercised	(1,613,363)	0.93
Options cancelled	(129,465)	1.76
Options forfeited	(105,277)	4.34

Balance, December 31, 2003	6,581,704	$1.15

Options granted	817,800	3.43
Options exercised	(1,034,228)	0.74
Options cancelled	(95,087)	2.62
Options forfeited	(115,864)	0.55

Balance, December 31, 2004	6,154,325	1.52

Options exercisable (vested) at December 31, 2004	5,143,319	$1.29

Additional information about outstanding options to purchase Youbet’s common stock at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number of Shares	(in years)	Exercise Price	Number of Shares	Exercise Price
$0.26 – $0.99	3,386,931	5.34	$0.65	3,134,243	$0.64
$1.00 – $1.99	265,621	2.05	1.31	174,734	1.12
$2.00 – $4.99	2,406,773	6.12	2.61	1,800,592	2.35
$5.31 – $10.50	95,000	6.75	5.35	33,750	5.62

	6,154,325	5.52	$1.52	5,143,319	$1.29

For the year ended December 31, 2004, Youbet recorded $94,586 of expense to reflect non-cash compensation related to options repriced in 2001.

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under Youbet’s plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2004	2003	2002
Expected life in years	4.36	7.8	8.6
Risk free interest rate	4.5%	4.0%	5.2%
Dividend yield	0%	0%	0%
Expected volatility	56.1%	79.5%	109.5%

The weighted average fair value at the date of grant for stock options during 2004 was $2.10. There were no warrants granted during 2004. The weighted average fair value at the date of grant for stock options and warrants granted during 2003 was $1.92 per option and $0.80 per warrant and in 2002 was $0.58 per option and $0.92 per warrant. The pro forma results of operations as if the Company had adopted the fair value method for options granted to employees is as follows:

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$4,631,334	$(4,002,565)	$(8,991,239)
Add stock-based employee compensation expense included in reported loss	94,586	233,043	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards	(1,518,465)	(4,230,677)	(2,774,101)

Pro forma net income (loss)	$3,207,455	$(8,000,199)	$(11,765,340)

Net income (loss) per share, basic and diluted
As reported, basic	$0.15	$(0.15)	$(0.41)
As reported, diluted	$0.14	$(0.15)	$(0.41)
Pro forma, basic	$0.11	$(0.30)	$(0.54)
Pro forma, diluted	$0.09	$(0.30)	$(0.54)

NOTE 15: COMMITMENTS

Agreement with Charles Champion. Effective March 11, 2002, Charles Champion and Youbet entered into an employment agreement pursuant to which Mr. Champion would serve as a Director and as President and Chief Operating Officer of Youbet through March 2005. This employment agreement provided for Mr. Champion to receive an annual salary of $200,000 during the first year, subject to annual increases. Mr. Champion received $25,000 as a signing bonus and is also eligible to receive an annual bonus based on attaining certain profitability goals. Mr. Champion receives a monthly car allowance in the amount of $750. Mr. Champion was granted 400,000 stock options at an exercise price of $0.50, pursuant to Youbet’s 1998 Stock Option Plan.

Effective April 22, 2002, Mr. Champion and Youbet entered into a First Amendment to the original employment agreement dated March 11, 2002. After the original employment agreement was entered into, Youbet and Mr. Champion learned that certain vesting and matching provisions of the agreement could not be honored. In order to make Mr. Champion whole and in order to clarify his rights with respect to stock options, the First Amendment provided that in the event of separation from Youbet for any reason before the expiration of employment agreement, Mr. Champion would be reimbursed for the unvested portion of company matched funds in his 401(k) account.

Effective September 11, 2002, Mr. Champion and Youbet entered into a Second Amendment to the original employment agreement dated March 11, 2002, to reflect his appointment to the position of Chief Executive Officer, in addition to the position of President. Mr. Champion’s annual salary was increased to $340,000, and he was granted an additional 350,000 stock options at an exercise price of $0.54, pursuant to Youbet’s 1998 Stock Option Plan. The first 50,000 options vested immediately, with the remaining 300,000 options vesting at the rate of 10,000 options per month. The amendment also provided that Mr. Champion would receive a special achievement bonus of 150,000 shares of Youbet’s common stock upon a change of control as defined therein. Mr. Champion was reimbursed up to $60,000 during the period September 1, 2002 through August 31, 2003 for duplicative living expenses while working in Los Angeles and residing in Pennsylvania.

Effective June 16, 2003, Mr. Champion and Youbet entered into a new three year employment agreement. Under the new agreement, Mr. Champion’s annual salary was increased to $440,000. Mr. Champion is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. In addition, Mr. Champion received an additional 950,000 stock options at an exercise price of $2.23, all of which immediately vested and all unvested options immediately vested. The agreement also extended the $60,000 duplicative living expenses and $750 monthly automobile allowances for an additional two years. If there is a change in control and Mr. Champion’s employment is terminated, he will be entitled to a severance payment equal to three-years of salary and bonus and a special achievement bonus of 750,000 stock options.

Agreement with Gary W. Sproule. Effective June 3, 2002, Gary W. Sproule and Youbet entered into an employment agreement pursuant to which Mr. Sproule would serve as Chief Financial Officer of Youbet through June 2, 2004. This employment agreement provided for Mr. Sproule to receive an annual salary of $225,000 during the first year and an annual salary of $250,000 during the second year. Mr. Sproule was eligible to receive an annual bonus based on attaining certain profitability goals. Mr. Sproule received a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $0.78, pursuant to Youbet’s 1998 Stock Option Plan. If there was a change in control and Mr. Sproule’s employment was terminated, he would have been entitled to a severance payment equal to 90 days of his annual compensation. This employment agreement was amended effective March 1, 2003 to accelerate Mr. Sproule’s second year annual salary. In August 2003, Youbet entered into a supplement to Mr. Sproule’s agreement which extended the amount of his severance and retention payments in the event of a change of control.

Effective January 1, 2004, Gary W. Sproule and Youbet entered into an employment agreement pursuant to which Mr. Sproule serves as Senior Vice President Operations of Youbet through December 31, 2005. In May 2004, the Board appointed Mr. Sproule to the position of Chief Operating Officer. This employment agreement provides for Mr. Sproule to receive an annual salary of $300,000 during the first year and an annual salary of $325,000 during the second year. Mr. Sproule is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Mr. Sproule receives a monthly car allowance in the amount of $750. Mr. Sproule was granted 300,000 stock options at an exercise price of $2.49 pursuant to Youbet’s 1998 Stock Option Plan all of which immediately vested and all unvested options immediately vested. If there is a change in control and Mr. Sproule’s employment is terminated, he will be entitled to a severance payment equal to two years of salary and bonus.

Agreement with Charles R. Bearchell. Effective March 29, 2004, Charles R. Bearchell and Youbet entered into an Employment Agreement pursuant to which Mr. Bearchell serves as Senior Vice President of Finance of Youbet through March 28, 2006. In May 2004, the Board appointed Mr. Bearchell to the position of Chief Financial Officer. This employment agreement provides for Mr. Bearchell to receive an annual salary of $180,000. Based on certain performance and profitability goals, the salary may be increased during the second year at the discretion of the Chief Executive Officer. Mr. Bearchell is eligible to participate in the Company Bonus Plan at the Senior Management level as set forth in the Company Bonus Plan Policy. Mr. Bearchell receives a monthly car allowance in the amount of $600. Mr. Bearchell was granted 150,000 stock options at an exercise price of $3.49, pursuant to Youbet’s 1998 Stock Option Plan. If there is a change in control and Mr. Bearchell’s employment is terminated, he will be entitled to a severance payment equal to 12 months of his annual salary.

Agreement with David Marshall. Effective February 1, 2005, David Marshall, Inc. (“DMI”) and Youbet entered into a First Amended and Restated Services Agreement (the “Services Agreement”). Youbet has engaged DMI to retain the consulting services of David Marshall, who currently serves as a Director of Youbet. The Services Agreement amends and restates in its entirety that certain Services Agreement, dated as of February 1, 2002, by and between Youbet and DMI. Pursuant to the Services Agreement, Mr. Marshall has agreed to provide Youbet with consulting services in the areas of strategic planning and partnering, business development, business operations, investor relations and such other areas as DMI and Youbet may agree. In exchange for Mr. Marshall’s services, Youbet has agreed to (a) pay DMI a one-time renewal fee of $175,000 and an annual base fee of $275,000 (subject to annual six percent (6%) increases), and (b) provide Mr. Marshall with certain other benefits consistent with those given to the Company’s senior management, such as a monthly automobile allowance and coverage under Youbet’s health and group life insurance plans. DMI will also be entitled to receive additional incentive payments (i) based upon a percentage of “Net Revenues” (as defined in the Services Agreement) collected by Youbet in connection with contracts or projects initiated by, closed with the material assistance of, or for which material assistance was provided by, Mr. Marshall, and (ii) equal to one percent (1%) of any debt or equity investment sourced directly through Mr. Marshall. The Services Agreement expires on January 31, 2008; provided, however, that the Services Agreement will renew automatically for successive one year terms until DMI or Youbet delivers a termination notice to the other party. The agreement also contains certain termination provisions that specify the payments to be made to DMI upon the death or disability of Mr. Marshall or any termination of the Services Agreement for “good reason” or with or without “cause” (as such terms are defined in the Services Agreement).

Employee Benefit Plan. Youbet sponsors a voluntary, defined contribution 401(k) plan. All employees are eligible to participate after one month of service with Youbet. The plan provides for contributions by employees and matching contributions by Youbet of 100% of the first 6% of the employee’s pre-tax contributions. Vesting of company matched funds depends on the employee’s years of service. After three years of service, employees are 100% vested.

Matching contributions made by Youbet included in general and administrative expenses were $96,115, $100,466, and $371,872 for the years ended December 31, 2004, 2003, and 2002, respectively. Fees incurred by Youbet that were related to the 401(k) plan included in general and administrative expenses were $2,296, $5,604, and $12,717 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 16: CONTINGENCIES

Litigation. From time to time we may be a party to proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

Note 17: SUBSEQUENT EVENTS

On February 8, 2005, Youbet announced that it has entered into a Letter of Intent to acquire International Racing Group (“IRG”), a privately-held, licensed and regulated pari-mutuel account wagering company based in Curacao, a Netherlands Antilles territory. The purchase of IRG is contingent upon certain events, including the completion of Youbet’s due diligence, execution of the definitive transaction documents and the approval of Youbet’s Board of Directors. The final terms of the transaction remain uncertain and under negotiation. Youbet expects to have sufficient surplus cash-on-hand together with shares held in treasury to finance this transaction.