Form 10-Q
period 2005-03-31
YOUBET COM INC
filed 2005-05-04
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE NUMBER: 0-26015

YOUBET.COM, INC.

DELAWARE	95-4627253

5901 De Soto Avenue, Woodland Hills, California 91367

(818) 668-2100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of March 31, 2005, the issuer had 31,705,815 shares of common stock, par value $0.001 per share, issued and outstanding. The aggregate market value of the issuer’s common stock held by non-affiliates (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) of the issuer as of March 31, 2005 was approximately $180,578,994 based upon the closing market price of $5.86 per common share on that date as reported on the Nasdaq SmallCap Market.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2005

Preliminary Note

This quarterly report on Form 10-Q is for the three-month period ended March 31, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission, referred to as the SEC, allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the SEC in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information

Item 1. Financial Statements

YOUBET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,057,356	$13,287,492
Current portion of restricted cash	3,234,472	3,197,468
Accounts receivable, net of allowance for doubtful collection of $346,000 and $346,000	642,036	595,108
Other receivables, net of allowance for doubtful collection of $180,457 and $180,457	130,180	254,805
Prepaid expenses	1,600,828	936,524
Current portion of deferred tax asset	1,791,000	1,791,000

	22,455,872	20,062,397

Property and equipment, net of accumulated depreciation and amortization of $8,063,076 and $7,912,388	3,401,177	3,210,841
Restricted cash, net of current portion	487,750	487,750
Licenses and patents	29,899	28,148
Deposits and other	175,214	129,684
Deferred tax asset, net of current portion	1,523,000	1,523,000

	$28,072,912	$25,441,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$352,678	$391,208
Trade payables, TVG	3,011,857	3,928,161
Trade payables, track related	2,567,400	2,088,774
Trade payables, other	661,315	478,021
Accrued expenses and other	1,984,548	860,713
Customer deposits	3,357,670	3,327,132
Deferred revenues	122,751	112,156

	12,058,219	11,186,165
Long term debt, net of current portion	106,672	157,895

	12,164,891	11,344,060

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 31,705,815 and 30,979,768 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	31,706	30,980
Additional paid-in capital	103,890,288	103,110,751
Deficit	(86,185,264)	(87,215,262)
Treasury stock (623,683 shares at cost)	(1,828,709)	(1,828,709)

	15,908,021	14,097,760

	$28,072,912	$25,441,820

See notes to consolidated financial statements

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Revenues
Commissions	$17,763,048	$14,260,037
Other	752,310	539,682

	18,515,358	14,799,719

Operating expenses
Track fees	8,625,132	6,767,825
Licensing, TVG	3,011,857	2,020,538
Network operations	995,201	839,375
Research and development	319,876	415,841
Sales and marketing	1,276,148	669,092
General and administrative	3,182,438	2,983,514
Depreciation and amortization	231,825	1,133,323

	17,642,477	14,829,508

Income (loss) from operations	872,881	(29,789)

Other income (expense)
Interest income	89,421	33,990
Interest expense	(18,827)	(1,434)
Other	86,523	12,344

	157,117	44,900

Income before income taxes	1,029,998	15,111

Income taxes	—	—

Net income	$1,029,998	$15,111

Income per share – basic	$0.03	$0.00

Income per share – diluted	$0.03	$0.00

See notes to consolidated financial statements

YOUBET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Operating activities
Net income	$1,029,998	$15,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	231,825	1,133,323
Stock-based compensation (benefit)	(52,726)	(7,006)
Increase in operating (assets) and liabilities
Restricted cash	(33,891)	(2,182)
Receivables	(46,928)	(237,869)
Other receivables	124,625	(116,652)
Prepaid expenses	(664,304)	81,983
Deposits and other	(45,529)	501,047
Trade payables, TVG	(916,303)	(1,188,751)
Trade payables, track related	478,626	(173,982)
Trade payables, other	183,294	116,398
Accrued expenses and other	1,123,835	(550,876)
Customer deposits	30,538	144,767
Deferred revenues	10,595	6,665

Net cash provided by (used in) operating activities	1,453,655	(278,023)

Investing activities
Purchases of property and equipment	(416,807)	(38,649)
Intangibles	(1,751)	—
Decrease (increase) in restricted cash, other	(3,113)	97,728

Net cash provided by (used in) investing activities	(421,671)	59,079

Financing activities
Proceeds from exercise of stock options and warrants, net	832,988	304,922
Repayment of long term debt	(95,108)	—

Net cash provided by financing activities	737,880	304,922

Increase in cash and cash equivalents	1,769,864	85,978
Cash and cash equivalents, beginning of period	13,287,492	8,273,926

Cash and cash equivalents, end of period	$15,057,356	$8,359,904

Supplemental disclosure of cash flow information
Cash paid for interest	$17,864	$2,121

Cash paid for income tax	$64,000

See notes to consolidated financial statements

YOUBET.COM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2005

Note 1: Basis of presentation

The accompanying financial statements have been prepared by Youbet.com, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, please refer to the annual financial statements of the Company, and the related notes, included within the Company’s Form 10-K for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission, from which the balance sheet information as of December 31, 2004, is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

Note 2: Customer deposits

As of March 31, 2005 and December 31, 2004, customers deposits totaled $3,357,670 and $3,327,132, including IRS tax withholdings of $298,198 and $434,125, respectively.

Note 3: Income taxes

In assessing the Company’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which deferred tax assets become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. Management believes that Youbet will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $3,314,000 will be realized. Management has assessed a valuation allowance against the remainder of the deferred tax assets.

Youbet has federal and state net operating loss carry forwards in the amount of $61,408,000 and $19,871,000, respectively, at March 31, 2005. The Company expects these federal and state net operating loss carry forwards to begin expiring in 2005 and 2006, respectively.

Youbet may be limited in its ability to fully utilize its net operating loss carry forwards due to ownership changes described in Internal Revenue Code Section 382. The Company has estimated the amount of net operating loss carry forwards that it could utilize in any one year based on certain prior year dates which could potentially be deemed as ownership changes. Of the approximately $60,000,000 federal net operating losses prior to 2003, at a minimum $11,690,000 would be allowed against taxable income per year. Youbet is conducting further analysis to assess the impact of the annual limitation. Management currently believes it is more likely than not that the full amount of recorded net deferred tax asset will be realized.

These estimates are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. See “Forward Looking Statements” in Item 2 below for more information about management’s assumptions contained in this Form 10-Q.

Note 4: Earnings per share

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented:

	Three Months Ended March 31,
	2005			2004
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
Earnings per share - Basic	$1,029,998	31,161,936	$0.03	$15,111	28,549,772	$0.00
Effect of dilutive securities	—	3,899,603	—	—	4,286,671	—
Earnings per share - Diluted	$1,029,998	35,061,539	$0.03	$15,111	32,836,443	$0.00

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

Warrants

Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2004	351,363	$0.80
Warrants expired	(137,108)	0.81
Warrants exercised	(79,255)	0.81

Warrants Exercisable at March 31, 2005	135,000	$0.78

Additional information about outstanding warrants to purchase the Company’s common stock at March 31, 2005 is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of Exercise Prices:
$0.50 – 0.99	125,000	1.97	$0.50
$2.00 – 4.99	10,000	0.75	4.28

Total	135,000		$0.78

Stock options

As of March 31, 2005, there were options for 8,484,480 shares of common stock issued under the Company’s 1998 Stock Option Plan, out of a total approved pool of 8,500,000 shares.

There were no stock options issued during the three months ended March 31, 2005.

Information with respect to activity under the Company’s 1998 Stock Option Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2004	6,154,325	$1.52
Options exercised	(646,792)	1.19
Options forfeited	(50)	1.90

Balance, March 31, 2005	5,507,483	1.56

Options Exercisable (Vested) at March 31, 2005	4,666,649	$1.34

Additional information about outstanding options to purchase the Company’s common stock at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life (in years)	Price	Shares	Price
$0.26 - $0.99	3,032,501	5.48	$0.65	2,846,436	$0.65
$1.00 - $1.99	227,209	2.05	1.36	161,647	1.25
$2.00 - $4.99	2,152,773	6.14	2.69	1,613,567	2.45
$5.00 - $10.50	95,000	6.50	5.35	45,000	5.62

TOTAL	5,507,483	5.62	$1.56	4,666,649	$1.34

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the net loss and basic loss per share would have been as shown below. The fair value of stock options granted under the 1998 Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the respective periods.

	Three Months Ended March 31,
	2005	2004
Expected life in years	4.36	4.86

Risk free interest rate	5.75%	4.0%

Dividend yield	0%	0%

Expected volatility	45.6%	73.5%

No stock options or warrants were issued during the three month period ended March 31, 2005.

	Three Months Ended March 31,
	2005	2004
As reported net income	$1,029,998	$15,111

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(52,726)	(10,168)

Less: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(815,767)	(1,433,785)

Pro forma net income (loss)	$161,505	$(1,428,842)

Net income (loss) per share:
As reported, fully diluted	$0.03	$0.00
Pro forma, fully diluted	$0.00	$(0.05)

As of March 31, 2005, the number of stock options that had been granted or otherwise promised subject to stockholder approval of the equity incentive plan to be voted on at the Company’s June 2, 2005 annual meeting of shareholders is as follows:

All non-employee directors (1 person)	20,000
All employees other than executive officers (14 persons)	271,850

Note 6: Purchase contingency

In February 2005, Youbet announced that it has entered into a Letter of Intent to acquire International Racing Group (“IRG”), a privately-held, pari-mutuel account wagering company based in Curacao, a Netherlands Antilles territory. The purchase of IRG is contingent upon certain events, including the completion of Youbet’s due diligence, execution of definitive transaction documents and the approval of Youbet’s Board of Directors. The final terms of the transaction remain under negotiation. Youbet expects to have sufficient surplus cash-on-hand together with shares held in treasury to finance this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

   Forward looking statements

The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s Condensed Consolidated Financial Statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; Youbet’s ability to secure external sources of financing on acceptable terms; Youbet’s ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of Youbet’s licenses; a decline in the general economy; and other factors described in our filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

   Overview

Youbet has established itself as a leading, global brand name for online pari-mutuel horse race wagering. Wagering on live events is a large global industry, and Youbet believes that its Internet-based platform could be easily modified to accommodate wagering on other live events such as car racing, soccer and football. To date, Youbet has focused on the United States pari-mutuel horse race wagering market through its main product, Youbet ExpressSM, which features online wagering, simulcast viewing, and in-depth, up-to-the-minute information on horse racing. Youbet’s customers receive interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, Australia, South Africa, Hong Kong, and the United Kingdom. Youbet is working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets.

In addition to Internet-based wagering, off-track wagering occurs at off-track betting facilities and through telephone live operator and interactive voice recognition (IVR) assisted calling. Customers using Youbet’s advanced deposit wagering (ADW) service receive the same odds as they would receive if the were physically at the track. In fact, approximately 87% of all horse racing wagers are placed away from the track. The shift from at-the-track to off-track wagering has been driven by the betting public’s desire for convenience and access to a wide range of horse racing events. Technological developments and the concept of ADW has made this shift possible. ADW involves a customer opening an account and depositing money with a state-licensed betting facilitator and then using the deposited amounts, plus any realized winnings, for on-going wagering.

Similar to most forms of gaming, live event wagering is most enjoyable when a wide variety of wagering options is available. Youbet covers action at more than 100 domestic and international horse tracks and offers dozens of races daily. Our web-based, interactive system completes the wagering process, including exotic selections, much faster than face-to-face or telephone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As Youbet considers expansion into gaming venues beyond horse racing, our advanced gaming platforms and wagering products may be leveraged into new markets.

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

Many countries either have or are in the process of enacting laws and procedures for operating web-based wagering systems. As these systems are perceived to be increasingly reliable and legal, Youbet believes sports fans will be correspondingly interested in viewing and wagering on international horse racing and other live entertainment events using an interactive, web-based system.

   Key developments

In January 2005, Youbet announced that it had renewed its endorsement contract with harness driver John Campbell for the 2005 racing season. Campbell is harness racing’s all time leading money earner who, along with a group of fellow drivers, broke new ground last year by featuring corporate advertising on their uniforms.

In February 2005, Youbet announced that it has entered into a Letter of Intent to acquire International Racing Group (IRG), a privately-held, pari-mutuel account wagering company based in Curacao, a Netherlands Antilles territory. The purchase of IRG is contingent upon certain events, including the completion of Youbet’s due diligence, execution of definitive transaction documents and the approval of Youbet’s Board of Directors. The final terms of the transaction remain under negotiation. Youbet expects to have sufficient surplus cash-on-hand together with shares held in treasury to finance this transaction.

In March 2005, Youbet launched a horse racing entertainment website exclusively for access by customers in Mainland China.

Through March 2005, Youbet has appointed five outside experts in law enforcement, security, gaming, and financial transactions to its new independent wagering compliance committee to ensure Youbet’s ongoing use of “best practices” in its gaming and pari-mutuel wagering controls.

   Critical accounting estimates and policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance if management’s estimates turn out to be incorrect. Moreover, except as described below, Youbet does not employ any critical accounting policies that are selected from among available alternatives or that require the exercise of significant management judgment in their application.

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

Results of Operations for the Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004

Total revenues increased 25% for the first quarter of 2005, compared to the first quarter of 2004. Total wagers (handle) for the three months ended March 31, 2005 was $88,250,922, an increase of 23% from the same period of 2004. This increase in handle is due, in part, to Youbet carrying all of Magna Entertainment Corporation’s (Magna) content in the first quarter of this year, compared to carrying only Magna’s California content in the same quarter last year. In addition to the increase in handle, the increase in total revenues can also be attributed, in part, to the higher yields earned on wagers placed on horse races at Magna tracks under our 2005 license agreement, compared to the yields earned on wagers placed on horse races at Magna tracks in 2004. Our higher margin tracks (primarily the tracks that are not subject to our agreement with ODS Technologies, a subsidiary of Gemstar-TV Guide International, doing business as Television Games Network (TVG) and our Magna agreement) accounted for 47% of our commission revenues for the quarter, a decrease of 18% over the prior year quarter, primarily due to the increased Magna content offering.

   Operating expenses

TRACK FEES: Track fees increased 27% to $8,625,132 in the first quarter of 2005, compared to $6,767,825 in the first quarter of 2004. The increase was primarily due to an increase in handle and revenues. Track fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.

LICENSING FEES — TVG: For the three months ended March 31, 2005, these fees increased 49% to $3,011,857, compared to $2,020,538 for the first quarter of 2004, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG.

NETWORK OPERATIONS: Network operations expense increased 19% to $995,201 in the first quarter of 2005, compared to $839,375 in the first quarter of 2004. This increase was primarily due to increased totalizator (the systems that process wagers and payouts) fees related to increased wager volume. The increase was also due to an increased number of data center personnel and increased data center expenses. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.

RESEARCH AND DEVELOPMENT: Research and development expense decreased 23% to $319,876 in the first quarter of 2005, compared to $415,841 in the first quarter of 2004. The decrease was due to the capitalization of internally developed software costs in 2005. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.

SALES AND MARKETING: Sales and marketing expense increased 91% to $1,276,148 in the first quarter of 2005, compared to $669,092 in the first quarter of 2004. The increase was primarily due to increased international and Nevada-based business development efforts and increased marketing programs, including expenses associated with our National Thoroughbred Racing Association and ESPN agreements that did not exist during the first quarter of 2004. Sales and marketing expense consists of costs for salaries, marketing and advertising, member services, account services, and business development.

GENERAL AND ADMINISTRATIVE: General and administrative expense increased 7% to $3,182,437 in the first quarter of 2005, compared to $2,983,513 in the first quarter of 2004. The increase was primarily due to increased transaction processing fees related to the increased transaction volume. The increase was also due to increased fully burdened salaries, performance related bonuses, outside legal expenses, and investor relations expenses. General and administrative expense consists primarily of salaries, benefits, insurance, facilities expenses, legal, accounting, board fees, and investor relations. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will decline.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 80% to $231,825 in the first quarter of 2005 compared to $1,133,323 in the first quarter of 2004. Depreciation and amortization historically primarily consisted of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004.

INCOME TAXES: During 2004, we determined that $4,000,000 of Youbet’s aggregate $24,661,000 deferred tax asset should be recognized. Youbet’s growth plans potentially may include industry consolidation, acquisitions, international expansion, a Nevada gaming license, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that $3,314,000 of the deferred tax asset recognized in 2004 continues to be appropriate.

The current change in the deferred tax asset valuation allowance created an income tax benefit of $409,939 which was offset by $409,939 of current period income tax expense. This did not affect our first quarter net income of $1,029,998.

See Note 3 to Youbet’s consolidated financial statements included under Item 1 of this Form 10-Q for more information about our income taxes.

Liquidity and capital resources

During the first three months of 2005, we funded our operations primarily with net cash provided by operating activities, in addition to proceeds received from the exercise of stock options and warrants. As of March 31, 2005, we had net working capital of $10,397,653 (including the current portion of our deferred tax asset of $1,791,000), compared to $8,876,233 (including the current portion of our deferred tax asset of $1,791,000) at December 31, 2004. As of March 31, 2005, we had $15,057,356 in cash and cash equivalents, $3,722,222 in restricted cash, and no debt from borrowed funds. Our principal cash requirements consist of payroll and benefits, business insurance, real estate leases, legal, data center operations, and telecommunications. Management believes that its on-going efforts to reduce costs and operate more efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We expect that our cash flow from operations and our cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

Net cash provided by operating activities was $1,453,655 for the three months ended March 31, 2005, compared to net cash used in operating activities of $278,023 for the three months ended March 31, 2004. The year-over-year increase of $1,731,678 was primarily due to an increase in net income of $1,014,887 from the same period in 2004 and an increase in accrued expenses, partially offset by decreased depreciation and amortization and decreased trade payables and prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 2005 was $421,671, compared to net cash provided by investing activities of $59,079 in the same period of 2004. The year-over-year decrease of $480,750 resulted primarily from increased purchases of property and equipment.

Net cash provided by financing activities was $737,880 and $304,922 for the three months ended March 31, 2005 and 2004, respectively. The year-over-year increase of $432,958 was primarily due to increased proceeds from the exercise of stock options and warrants, partially offset by increased repayment of long term debt in 2005.

During the first three months of 2005, we entered into capital lease arrangements totaling $5,355, and $3,270 will become due under this capital lease within the next 12 months.

   Recent accounting pronouncements

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, we would have been required to implement the revised standard as of the beginning of the third quarter of this year. The SEC’s new rule allows us to implement Statement No. 123R at the beginning of our next fiscal year. Accordingly, Youbet will implement the revised standard as of January 1, 2006 for our fiscal year ending December 31, 2006 and will first report results in accordance with SFAS No. 123R for the quarter ended March 31, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

SFAS 123R was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. Currently, we account for our share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We have not completed our evaluation or determined the impact of adopting SFAS 123R, which may be material to our results of operations in the first quarter of fiscal year 2006 and thereafter. See Note 5 to Youbet’s consolidated financial statements included under Item 1 of this Form 10-Q for more information about Youbet’s accounting for compensation expenses.

   Recent developments

On April 7, 2005, the Appellate Body of the World Trade Organization (WTO) circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda (Antigua) challenging certain U.S. measures affecting the cross-border supply of gambling and betting services. Antigua had claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the United States in violation of certain United States obligations under the General Agreement on Trade in Services (GATS). In relevant part, Antigua argued that the United States was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers.

The Appellate Body of the WTO found, inter alia, “that the United States has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire Act, the Travel Act and the Illegal Gambling Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing and, therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body (DSB) of the WTO, and the United States was requested to bring its measures into conformity with its obligations under the GATS.

Pursuant to WTO dispute settlement procedures, the United States Government is obliged, at a DSB meeting to be held within thirty days after the adoption of the report, to inform the DSB of its intentions in respect of the report. If it is impracticable for a WTO member government to comply immediately, the member is given a “reasonable period of time” (e.g., fifteen months) in which to do so. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the United States government will take in response to the request of the WTO in light of the Appellate Body report .

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of March 31, 2005, our portfolio of investments included $15,057,356 in cash and cash equivalents and $3,722,222 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments is approximately 3% at March 31, 2005. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

As of March 31, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit 3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

Exhibit 3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

Exhibit 10.1	First Amended and Restated Services Agreement, dated as of January 28, 2005, by and between Youbet.com, Inc. and David Marshall, Inc. (incorporated by reference to Youbet.com’s Form 8-K dated January 28, 2005 and filed February 2, 2005).

Exhibit 31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.

May 3, 2005	By:	/s/	Charles F. Champion

Charles F. Champion
President and Chief Executive Officer

May 3, 2005	By:	/s/	Charles R. Bearchell

Charles R. Bearchell
Chief Financial Officer