Form 10-Q
period 2005-06-30
YOUBET COM INC
filed 2005-08-09
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
COMMISSION FILE NUMBER: 0-26015

YOUBET.COM, INC.

DELAWARE	95-4627253
5901 De Soto Avenue, Woodland Hills, California 91367
(818) 668-2100
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of June 30, 2005, the issuer had 33,265,023 shares of common stock, par value $0.001 per share, issued and outstanding.

YOUBET.COM, INC.
Preliminary Note
This quarterly report on Form 10-Q is for the three and six month periods ended June 30, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Financial Statements
YOUBET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,292,236	13,287,492
Current portion of restricted cash	3,844,239	3,197,468
Accounts receivable, net of allowance for doubtful collection of $346,000 and $346,000	2,661,199	595,108
Other receivables, net of allowance for doubtful collection of $0 and $180,457	29,353	254,805
Prepaid expenses	1,798,445	936,524
Current portion of deferred tax asset	1,791,000	1,791,000

	28,416,472	20,062,397

Property and equipment, net of accumulated depreciation and amortization of $8,152,884 and $7,912,388	3,774,894	3,210,841
Restricted cash, net of current portion	382,016	487,750
Unamortized intangibles and other	3,480,556	157,832
Deferred tax asset, net of current portion	1,523,000	1,523,000

	$37,576,938	$25,441,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$422,947	$391,208
Trade payables, TVG	5,882,331	3,928,161
Trade payables, track related	3,492,757	2,088,774
Trade payables, other	972,988	478,021
Accrued expenses and other	1,834,798	860,713
Customer deposits	5,439,742	3,327,132
Deferred revenues	129,401	112,156

	18,174,964	11,186,165
Long term debt, net of current portion	121,459	157,895

	18,296,423	11,344,060

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 33,265,023 and 30,979,768 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	33,265	30,980
Additional paid-in capital	105,437,928	103,110,751
Deficit	(84,848,183)	(87,215,262)
Treasury stock (457,015 and 623,683 shares at cost)	(1,342,495)	(1,828,709)

	19,280,515	14,097,760

	$37,576,938	$25,441,820

See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenues
Commissions	$22,587,863	$16,055,799
Other	894,557	627,216

	23,482,420	16,683,015

Operating costs and expenses
Track fees	9,620,276	6,518,027
Licensing, TVG	5,745,376	4,002,173
Network operations	1,090,615	692,662
Research and development	414,352	440,361
Sales and marketing	1,799,563	969,020
General and administrative	3,324,887	3,317,739
Depreciation and amortization	317,869	714,317

	22,312,938	16,654,299

Income from operations	1,169,482	28,716

Other income (expense)
Interest income	133,818	29,375
Interest expense	(20,232)	(1,071)
Other	54,014	(17,254)

	167,600	11,050

Net income	$1,337,082	$39,766

Income per share – basic and diluted	$0.04	$0.00
See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Revenues
Commissions	$40,350,910	$30,315,836
Other	1,646,868	1,166,897

	41,997,778	31,482,733

Operating costs and expenses
Track fees	18,245,409	13,285,852
Licensing, TVG	8,757,233	6,022,711
Network operations	2,085,816	1,532,037
Research and development	734,229	856,202
Sales and marketing	3,075,711	1,638,112
General and administrative	6,507,325	6,301,251
Depreciation and amortization	549,694	1,847,640

	39,955,417	31,483,805

Income (loss) from operations	2,042,361	(1,072)

Other income (expense)
Interest income	223,240	63,364
Interest expense	(39,059)	(2,506)
Other	140,537	(4,910)

	324,718	55,948

Net income	$2,367,079	$54,876

Income per share – basic and diluted	$0.07	$0.00
See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$2,367,079	54,876
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	549,694	1,847,640
Stock-based compensation (benefit)	(115,753)	65,006
Provision for doubtful accounts	131,791	—
Change in operating assets and liabilities
Restricted cash	(653,276)	(308,712)
Receivables	(472,213)	(175,777)
Other receivables	235,802	(262,720)
Prepaid expenses	(861,921)	110,404
Unamortized intangibles and other	(205,983)	495,926
Trade payables, TVG	1,954,171	793,418
Trade payables, track related	1,226,209	(938,825)
Trade payables, other	43,208	234,420
Accrued expenses and other	928,776	(393,420)
Customer deposits	477,876	622,365
Deferred revenues	17,245	6,112

Net cash provided by operating activities	5,622,705	2,150,713

Investing activities
Purchases of property and equipment	(790,697)	(269,144)
Proceeds from sale of property and equipment	3,020	—
Investments in intangibles and other	(1,610,838)	—
Decrease in restricted cash, other	112,239	259,588

Net cash used in investing activities	(2,286,276)	(9,556)

Financing activities
Proceeds from exercise of stock options and warrants, net	1,931,429	975,319
Repayment of long term debt	(263,112)	—

Net cash provided by financing activities	1,668,317	975,319

Increase in cash and cash equivalents	5,004,745	3,116,476
Cash and cash equivalents, beginning of period	13,287,492	8,273,926

Cash and cash equivalents, end of period	$18,292,236	$11,390,402

Supplemental disclosure of cash flow information
Cash paid for interest	$32,467	$2,506
Cash paid for income tax	$64,000	$—

Non-cash investing and financing activities:
Stock issuance for surrender of TVG’s Additional Warrant	$—	$3,640,000
Stock issuance for TVG legal expense reimbursement	$—	$415,882
Re-issuance of 166,668 shares of treasury stock for IRG acquisition	$1,000,000	$—
Acquisition of property and equipment with long term capital lease obligation	$258,414	$—
See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005
Note 1: Basis of presentation
The accompanying financial statements have been prepared by Youbet.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim information. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For further information, please refer to the consolidated financial statements for the year ended December 31, 2004, and the related notes, included within the Company’s Form 10-K for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission, from which the balance sheet information as of December 31, 2004, is derived.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts, as previously reported, have been reclassified to conform to the current period presentation.
Note 2: Income taxes
Youbet has federal and state net operating loss carry forwards available to reduce future tax obligations in the aggregate amount of $61,408,000 and $19,871,000, respectively, at June 30, 2005. The Company expects these federal and state net operating loss carry forwards to begin expiring later in 2005 and in 2006, respectively.
The change in the deferred tax asset valuation allowance for the quarter ended June 30, 2005, created an income tax benefit of $534,832 which was offset by $534,832 of current quarter income tax expense. This did not affect the Company’s second quarter net income of $1,337,082. The change in the deferred tax asset valuation allowance for the six months ended June 30, 2005, created an income tax benefit of $944,771 which was offset by $944,771 of 2005 year-to-date income tax expense. This did not affect the Company’s 2005 year-to-date net income of $2,367,079.
In assessing the Company’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which deferred tax assets become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. Management believes that Youbet will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $3,314,000 will be realized. Management has assessed a valuation allowance against the remainder of the deferred tax assets and continues to reevaluate this asset periodically.

The Company may be limited in its ability to fully utilize its net operating loss carry forwards due to ownership changes described in Internal Revenue Code Section 382. The Company has estimated the amount of net operating loss carry forwards that it could utilize in any one year based on certain prior year dates which could potentially be deemed as ownership changes. Of the approximately $60,000,000 federal net operating losses generated prior to 2003, at a minimum, $11,690,000 should be allowed against taxable income per year. The Company is conducting further analysis to assess the impact of the annual limitation. Management currently believes it is more likely than not that the full amount of recorded net deferred tax asset will be realized.
These estimates are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. See “Forward Looking Statements” in Item 2 below for more information about management’s assumptions.
Note 3: Earnings per share
The following tables are reconciliations of the weighted average shares used in the computation of basic and diluted earnings per share (“EPS”) for the periods presented:

	Three Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS

EPS — Basic	$1,337,082	31,915,699	$0.04	$39,766	29,808,490	$0.00
Effect of dilutive securities	—	2,717,208	—	—	5,113,675	—

EPS — Diluted	$1,337,082	34,632,907	$0.04	$39,766	34,922,165	$0.00

	Six Months Ended June 30,
	2005			2004
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS

EPS — Basic	$2,367,080	31,226,976	$0.07	$54,876	28,867,290	$0.00
Effect of dilutive securities	—	2,643,447	—	—	4,760,750	—

EPS — Diluted	$2,367,080	33,870,423	$0.07	$54,876	33,628,040	$0.00

Note 4: Stockholders’ equity
The Company has issued various stock options and warrants in non-capital raising transactions for services rendered and to be rendered and as financing costs. In accordance with the election available under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for stock options issued to officers and employees under the recognition and measurement principles of Accounting Policy Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. However, certain repriced options resulted in compensation adjustments, which have been reflected in net income. The Company has calculated the fair value of warrants and non-employee stock options according to the Black-Scholes pricing model.
Warrants
     Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2004	351,363	$0.80
Warrants expired	(137,108)	0.81
Warrants exercised	(179,255)	0.64

Warrants exercisable at June 30, 2005	35,000	$1.58

Additional information about outstanding warrants to purchase the Company’s common stock at June 30, 2005, is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of Exercise Prices:
$0.50 — 0.99	25,000	1.72	$0.50
$2.00 — 4.99	10,000	0.50	4.28

	35,000		$1.58

Stock options
In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of June 30, 2005, there were options for 8,610,668 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 9,250,000 shares.
Information with respect to activity under the Equity Incentive Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2004	6,154,325	$1.52
Options granted	175,050	4.38
Options exercised	(2,106,000)	0.86
Options cancelled	(18,400)	0.85
Options forfeited	(30,512)	2.97

Balance, June 30, 2005	4,174,463	$1.96

Options exercisable (vested) at June 30, 2005	3,266,376	$1.64

Additional information about outstanding options to purchase the Company’s common stock at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life (in years)	Price	Shares	Price
$0.26 — $0.99	1,593,293	4.53	$0.63	1,455,438	$0.62
$1.00 — $1.99	223,472	1.83	1.36	158,834	1.26
$2.00 — $4.99	2,262,698	5.88	2.81	1,582,104	2.45
$5.00 — $10.50	95,000	6.26	5.35	70,000	5.43

TOTAL	4,174,463	5.16	$1.96	3,266,376	$1.64

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the net income (loss) and basic earnings (loss) per share would have been as shown below. The fair value of stock options granted under the 1998 Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the respective periods.

	Six Months Ended June 30,
	2005	2004
Expected life in years	3.03	4.18
Risk free interest rate	6.25%	3.8%
Dividend yield	0.0%	0.0%
Expected volatility	53.5%	57.6%

	Six Months Ended June 30,
	2005	2004
As reported net income	$2,367,079	$54,876

Add stock-based employee compensation expense included in reported income, net of related tax effects	(115,753)	65,006

Less total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(944,318)	(1,460,662)

Pro forma net income (loss)	$1,307,008	$(1,340,780)

Net income (loss) per share:
As reported, fully diluted	$0.07	$0.00
Pro forma, fully diluted	$0.04	$(0.05)
Note 5: Acquisition
On June 2, 2005, the Company, indirectly through two newly-formed acquisition subsidiaries, completed its acquisition of 100% of the issued and outstanding equity interests of International Racing Group N.V. (“IRG”), a pari-mutuel wagering company based in Curacao, Netherlands Antilles, and an affiliated company, It’s All Good Buddy, Inc., a Nevada corporation. The consolidated statements of operations for the three and six months ended June 30, 2005, includes one month of activity for IRG.
Following is a summary of the material terms of the Stock Purchase Agreement and certain related agreements. As a summary of the material terms of the Stock Purchase Agreement, it does not purport to be complete, and is subject to, and qualified in its entirety by, the terms of the Stock Purchase Agreement incorporated by reference as Exhibit 2.1 to this report.
Pursuant to the terms of the Stock Purchase Agreement dated as of June 1, 2005, the purchase price paid at closing consisted of: (i) $2.0 million in cash; (ii) 55,557 shares of Youbet treasury stock,

subject to a one-year lock-up period; and (iii) 111,111 shares of Youbet treasury stock, subject to a one-year lock-up period as well as a restricted stock agreement. Under the restricted stock agreement, half of the shares described in clause (iii) can vest on the first anniversary of the closing date, and the other half can vest on the second anniversary of the closing date. All shares of Youbet common stock delivered in connection with closing the acquisition were from the Company’s treasury stock. The Company has granted “piggyback” registration rights to the sellers with respect to these shares of Youbet common stock, subject to the lock-up and restricted stock agreements, as applicable.
In addition to the cash and treasury stock referenced in the preceding paragraph, under the Stock Purchase Agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the gross amount of wagers (i.e., handle) and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $0.5 million per year in additional payments based on the IRG operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. The Company may take specified offsets against certain of these payments. These additional payments and the potential offsets are referenced in Schedule 1.3(a) to the Stock Purchase Agreement.
The sellers, on the one hand, and the Company’s acquisition subsidiaries, on the other hand, are each obligated to indemnify the other for matters arising under the Stock Purchase Agreement. In addition, upon complying with certain procedural requirements, the Company’s acquisition subsidiaries have a right of setoff against amounts otherwise payable to sellers under the Stock Purchase Agreement for damages, including any breach of a representation or warranty. Finally, the Company agreed to guarantee certain of its acquisition subsidiaries’ obligations under the Stock Purchase Agreement.
Under the terms of a management agreement, a management company owned by the sellers will receive $150,000 per year for the provision of consulting services related to the IRG business. The initial term of the management agreement is three years. In addition, the sellers have entered into a 10-year non-competition agreement. If the sellers breach the non-competition agreement, the Company has the right to, among other things, repurchase certain of the shares of Youbet common stock held by the sellers at par value pursuant to the terms of the restricted stock agreement.
The following unaudited pro forma financial information for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 presents the consolidated operations of the Company as if the IRG acquisition had been made on January 1, 2004, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$25,381,084	$22,375,348	$46,515,789	$40,839,759
Net income	1,634,976	1,091,313	2,936,108	1,220,004

Basic earnings per share	$0.05	$0.04	$0.09	$0.04
Diluted earnings per share	$0.05	$0.03	$0.09	$0.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward looking statements
The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s consolidated financial statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; Youbet’s ability to secure external sources of financing on acceptable terms; Youbet’s ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of Youbet’s licenses; a decline in the general economy; and other factors described in our filings with the Securities and Exchange Commission (SEC). Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
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

Similar to most forms of gaming, live event wagering is believed most enjoyable by customers when a wide variety of wagering options is available. Youbet covers races at more than 120 domestic and international horse tracks and offers hundreds of races daily. Our web-based, interactive system completes the wagering process, including exotic wagers, much faster than face-to-face or telephone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As Youbet considers expansion into gaming venues beyond horse racing, our advanced gaming platforms and wagering products may be leveraged into new markets.
Youbet believes that the convenience of remote wagering has encouraged new customers and experienced handicappers to become more engaged with the sport of horse racing. Youbet also believes that its marketing activities and user-friendly products have attracted consumers who have rarely or never wagered, but have now found an efficient, friendly, and secure method in which to experience the thrill of wagering.
Many countries either have or are in the process of enacting laws and procedures for operating web-based wagering systems. As these systems are perceived to be increasingly reliable and legal, Youbet believes sports fans will be correspondingly interested in viewing and wagering on international horse racing and other live entertainment events using an interactive, web-based system.
Key developments
In May 2005, Youbet announced that it has signed an agreement to be the exclusive horse racing content provider for CBS SportsLine.com, a leading Internet sports media organization. As a result of this agreement, Youbet’s diverse content offering — including live racing video, race replays, handicapping products, racing tutorials, and games and contests — will be accessible to the sports fans who visit CBS SportsLine.com’s flagship site, cbs.sportsline.com.
In June 2005, Youbet completed the acquisition of International Racing Group (IRG), a pari-mutuel wagering company based in Curacao, Netherlands Antilles, and an affiliated company, It’s All Good Buddy, Inc., a Nevada corporation. The transaction broadened the scope of Youbet’s Advance Deposit Wagering (ADW) offerings via the acquisition of another pari-mutuel wagering entity. IRG’s live operator telephonic wagering platform complements Youbet’s current online and telephonic offerings. IRG accepts live operator telephone wagers only, predominantly from high-volume customers. See Note 5 to Youbet’s consolidated financial statements included under Item 1 of this form 10-Q for information about our acquisition of IRG.
On June 27, 2005, Youbet filed a $50 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. On July 1, 2005, the SEC, declared the shelf registration statement effective. The shelf registration statement will permit Youbet, from time to time, to offer and sell up to $50 million of common stock, preferred stock, debt securities, stock purchase contracts and units, and warrants or any combination of the foregoing in one or more public offerings.

Critical accounting estimates and policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe no matters that are the subject of such estimates are so highly uncertain, subjective, complex, or susceptible to change so as to present a significant risk of a material impact on our financial condition or operating performance, except for possible changes in the deferred tax asset valuation allowance. Moreover, other than as described below, Youbet does not employ any critical accounting policies that are selected from among available alternatives or that require the exercise of significant management judgment in their application.
Revenues. Youbet records commission revenues and the related track and market access fees as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from revenues, as well as, the volume discounts offered by IRG.
Licenses and patents. Licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter.
Stock based compensation. Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. Currently, we account for our share-based employee compensation transactions under the provisions of APB Opinion No. 25, which does not necessarily require the recognition of compensation cost in the financial statements. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations in the first quarter of fiscal year 2006 and thereafter. See Note 4 to Youbet’s consolidated financial statements included under Item 1 of this Form 10-Q for more information about Youbet’s accounting for compensation expenses, including the effects on the periods presented in the event of retroactive application of SFAS 123R.
On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, we would have been required to implement the revised standard as of the beginning of the third quarter of this year. The SEC’s new rule allows us to implement SFAS No. 123R at the beginning of our next fiscal year. Accordingly, Youbet may not implement the revised standard until January 1, 2006, for our fiscal year ending December 31, 2006, and therefore currently expects to first report results in accordance with SFAS No. 123R for the quarter ending March 31, 2006.
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting changes” and SFAS No 3. “Reporting Accounting Changes in Interim Financial Statements” and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.
Results of Operations for the Three Months Ended June 30, 2005, Compared to the Three Months Ended June 30, 2004
Total revenues increased 41% for the second quarter of 2005, compared to the second quarter of 2004. This increase is partially due to $950,213 of IRG revenue for June 2005 included in the current quarter’s total that we did not have during the second quarter of 2004. Total wagers (handle) for the three months ended June 30, 2005 was $120,466,901, an increase of 45% from the same period of 2004. This increase is partially due to $11,724,605 of IRG handle for June 2005 included in the current quarter’s total that we did not have during the second quarter of 2004.
Our blended yield, commission revenue less track and licensing fees, as a percentage of handle, was 6.0% in the second quarter of 2005 and reflects the impact of the lower yielding IRG handle. We generated a 6.3% yield on Youbet handle and a 3.0% yield on IRG handle. The 6.3% yield is a decline from the second quarter 2004 yield of 6.7% due to a change in year-over-year track mix. Yield is considered a non-GAAP financial measure as defined by SEC Regulation G. We believe that yield is a useful measure to evaluate the company’s operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance, and may not be comparable to similarly titled measures used by other companies.
Operating expenses
TRACK FEES: Track fees increased 48% to $9,620,276 in the second quarter of 2005, compared to $6,518,027 in the second quarter of 2004. The increase was primarily due to an increase in handle and revenues. Track fees consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
LICENSING FEES — TVG: For the three months ended June 30, 2005, these fees increased 44% to $5,745,376, compared to $4,002,173 for the second quarter of 2004, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG.
NETWORK OPERATIONS: Network operations expense increased 58% to $1,090,615 in the second quarter of 2005, compared to $692,662 in the second quarter of 2004. This increase was primarily due to increased totalizator (the systems that process wagers and payouts) fees related to increased wager volume. The increase was also due to an increased number of data center personnel, increased data center expenses, and IRG totalizator fees that we did not have last year. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
RESEARCH AND DEVELOPMENT: Research and development expense decreased 5.9% to $414,352 in the second quarter of 2005, compared to $440,361 in the second quarter of 2004. The decrease was due to the capitalization of internally developed software costs in 2005. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
SALES AND MARKETING: Sales and marketing expense increased 86% to $1,799,563 in the second quarter of 2005, compared to $969,020 in the second quarter of 2004. The increase was primarily due to increased marketing programs, including expenses associated with our National Thoroughbred Racing Association, CBS Sportsline and ESPN agreements that did not exist during the second quarter of 2004. Additionally, during the second quarter of 2005, we incurred a $131,791 write-off of accounts receivables that have been deemed uncollectible, related to two international business development opportunities. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during the prior year quarter, but are now accounted for in sales and marketing. The current quarter also includes $93,000 of IRG player services expenses that we did not have last year. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
GENERAL AND ADMINISTRATIVE: General and administrative expense remained flat at $3,324,887 for the second quarter of 2005, compared to $3,317,739 in the second quarter of 2004. There were increased transaction processing fees related to the increased transaction-volume, increased fully burdened salaries, and legal expenses. These increases were partially offset by lower stock based compensation expense and accounting for certain player services costs as sales and marketing expense in the current year, which were accounted for in general and administrative in 2004. General and administrative expense consists primarily of salaries, benefits, insurance, facilities expenses, legal, accounting, board fees, and investor relations. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will decline.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 56% to $317,869 in the second quarter of 2005 compared to $714,317 in the second quarter of 2004. Depreciation and amortization historically primarily consisted of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004. The quarter ended June 30, 2005 includes one month of amortization related to the non-competition agreements and customer lists in connection with the IRG acquisition.
INCOME TAXES: During third quarter 2004, we determined that $4,000,000 of Youbet’s aggregate $24,661,000 deferred tax asset should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, a Nevada gaming license, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that $3,314,000 of the deferred tax asset recognized in 2004 continues to be appropriate.
The current change in the deferred tax asset valuation allowance created an income tax benefit of $534,832, which offset the $534,832 of current period income tax expense. This did not affect our second quarter net income of $1,337,082.
See Note 2 to our consolidated financial statements included under Item 1 of this Form 10-Q for more information about our income taxes.

Results of Operations for the Six Months Ended June 30, 2005, Compared to the Six Months Ended June 30, 2004
Total revenues increased 33% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. This increase is partially due to $950,213 of IRG revenue for June 2005 included in the current quarter’s total that we did not have in 2004. Total wagers (handle) for the six months ended June 30, 2005 was $208,717,823, an increase of 35% from the same period of 2004. This increase is partially due to $11,724,605 of IRG handle included in the current year’s total that we did not have in 2004.
Our blended yield, commission revenue less track and licensing fees, as a percentage of handle was 6.4% during the first half of 2005 compared to 7.1% during the first half of 2004. It reflects the impact of the lower yielding IRG handle. We generated a 6.6% yield on Youbet handle and a 3.0% yield on IRG handle. The 6.6% yield is a decline from the six months ended June 30, 2004 yield of 7.1% due to a change in year-over-year track mix.
Operating expenses
TRACK FEES: Track fees increased 37% to $18,245,409 in the first half of 2005, compared to $13,285,852 in the first half of 2004. The increase was primarily due to an increase in handle and revenues.
LICENSING FEES — TVG: For the six months ended June 30, 2005, these fees increased 45% to $8,757,233, compared to $6,022,711 for the six months ended June 30, 2004, primarily due to increased wagering on horse races at TVG tracks.
NETWORK OPERATIONS: Network operations expense increased 36% to $2,085,816 in the first half of 2005, compared to $1,532,037 in the first half of 2004. This increase was primarily due to increased totalizator (the systems that process wagers and payouts) fees related to increased wager volume. The increase was also due to an increased number of data center personnel and increased data center expenses.
RESEARCH AND DEVELOPMENT: Research and development expense decreased 14% to $734,229 for the six months ended June 30, 2005, compared to $856,202 during the same period of 2004. The decrease was due to the capitalization of internally developed software costs in 2005.
SALES AND MARKETING: Sales and marketing expense increased 88% to $3,075,711 in the first half of 2005, compared to $1,638,112 in the first half of 2004. The increase was primarily due to increased international and Nevada-based business development efforts, increased marketing programs, including expenses associated with our National Thoroughbred Racing Association, CBS Sportsline and ESPN agreements that we did not have last year, during the first six months of 2004. Additionally, during 2005 we incurred a $131,791 write-off of accounts receivables that have been deemed uncollectible, related to two international business development opportunities. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during 2004, but are now accounted for in sales and marketing. The six months ended June 30, 2005 also includes $93,000 of IRG player services expenses that we did not have last year.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 3% to $6,507,325 in the six months ended June 30, 2005, compared to $6,301,251 in the six months ended June 30, 2004. The increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, performance bonuses, legal and marketing expenses. These increases were partially offset by decreased stock based compensation expense and accounting for certain player services costs as sales and marketing expense in the current year, which were accounted for in general and administrative in 2004.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 70% to $549,694 in the first half of 2005 compared to $1,847,640 in the first half of 2004. Depreciation and amortization historically primarily consisted of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004. The six months ended June 30, 2005 includes one month of amortization related to the non-competition agreements and customer lists in connection with the IRG acquisition.
INCOME TAXES: During third quarter 2004, we determined that $4,000,000 of Youbet’s aggregate $24,661,000 deferred tax asset should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, a Nevada gaming license, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that $3,314,000 of the deferred tax asset recognized in 2004 continues to be appropriate.
See Note 2 to our consolidated financial statements included under Item 1 of this Form 10-Q for more information about our income taxes.
Liquidity and capital resources
During the first six months of 2005, we funded our operations primarily with net cash provided by operating activities, in addition to proceeds received from the exercise of stock options and warrants. As of June 30, 2005, we had net working capital of $10,241,508 (including the current portion of our deferred tax asset of $1,791,000), compared to $8,876,233 (including the current portion of our deferred tax asset of $1,791,000) at December 31, 2004. As of June 30, 2005, we had $18,292,236 in cash and cash equivalents, $4,226,255 in restricted cash, and no debt from borrowed funds. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal, data center operations, and telecommunications. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We expect that our cash flow from operations and our cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.
However, we may from time to time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. On June 27, 2005, Youbet filed a $50 million universal shelf registration statement on Form S-3 with the SEC. On July 1, 2005, the SEC, declared the shelf registration statement effective. The shelf registration statement will permit Youbet, from time to time, to offer and sell up to $50 million of common stock, preferred stock, debt securities, stock purchase contracts and units, and warrants or any combination of the foregoing in one or more public offerings. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Net cash provided by operating activities was $5,622,705 for the six months ended June 30, 2005, compared to net cash provided by operating activities of $2,150,713 for the six months ended June 30, 2004. The year-over-year increase of $3,471,992 was primarily due to an increase in net income of $2,312,203 from the same period in 2004 and an increase in accrued expenses, track payables and TVG trade payables, partially offset by decreased depreciation and amortization and prepaid expenses.
Net cash used in investing activities for the six months ended June 30, 2005 was $2,286,276, compared to net cash used in investing activities of $9,556 in the same period of 2004. The year-over-year increase was primarily due to the net cash paid in connection with the IRG acquisition.
Net cash provided by financing activities was $1,668,317 and $975,319 for the six months ended June 30, 2005 and 2004, respectively. The year-over-year increase of $692,998 was primarily due to increased proceeds from the exercise of stock options and warrants, partially offset by increased repayment of long term debt in 2005.
As of June 30, 2005 and December 31, 2004, customer deposits totaled $5,439,742 and $3,327,132, including unremitted IRS tax withholdings on behalf of customers of $254,644 and $434,125, respectively.
During the first six months of 2005, we entered into capital lease arrangements totaling $263,699, and $176,364 in capital lease obligations will become due within the next 12 months.
Regulatory considerations
Legal issues concerning online wagering that may adversely effect our business.
On April 7, 2005, the Appellate Body of the World Trade Organization (WTO) circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda (Antigua) challenging certain United States measures affecting the cross-border supply of gambling and betting services. Antigua claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the United States in violation of certain United States obligations under the General Agreement on Trade in Services (GATS). In relevant part, Antigua argued that the United States was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The Appellate Body of the WTO found, inter alia, “that the United States has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire

Act, the Travel Act and the Illegal Gambling Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing and, therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body (DSB) of the WTO, and the United States was requested to bring its measures into conformity with its obligations under the GATS. Pursuant to WTO dispute settlement procedures, at a meeting of the DSB on May 18, 2005, the United States Government informed the DSB that it intends to comply with the rulings and recommendations contained in the report. If it is impracticable for a WTO member government to comply immediately, the member is given a “reasonable period of time” (e.g., fifteen months) in which to do so. On June 6, 2005, Antigua requested that the WTO appoint an arbitrator to determine the reasonable period of time for U.S. compliance. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the United States government will take in response to the request of the WTO in light of the Appellate Body report and what effect, if any, the Appellate Body report will have on our business and operations.
Various state legislatures, Congress and federal and state executive authorities have proposed laws and regulations directly applicable to online and Internet gaming which could have a material adverse effect on our business.
Most prominently in 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate would have prohibited online and Internet gaming, with specified exceptions, including exceptions for certain horse race wagering and certain “closed-loop” online systems. This 1998 bill was not enacted. Senator Kyl introduced a new version of his 1998 bill entitled, the “Internet Gambling Prohibition Act of 1999.” This 1999 Kyl bill contained more broadly drafted exceptions than the 1998 Kyl bill. If it had been enacted in the form in which it was approved by the Senate in November 1999, we do not believe that the Kyl bill would have had a material adverse effect on our business. In October 1999, Representative Goodlatte introduced a bill in the House of Representatives with similar language as the 1999 Kyl bill. In April 2000, the House Judiciary Committee passed the Goodlatte bill. If the Goodlatte bill had been enacted in the form in which it was approved by the House Judiciary Committee, we do not believe that the Goodlatte bill would have had a material adverse effect on our business. Recently, Senator Kyl circulated a draft bill entitled “The Unlawful Internet Gambling Enforcement Act of 2005.” As currently drafted, this bill would bar credit card issuers and other financial institutions from transmitting money related to online wagering. Unlike Senator Kyl’s previous bills, this new draft bill does not contain an exception for legal pari-mutuel wagers placed on horse races. This bill has not been introduced into the Senate. However, if this new Kyl bill, as currently drafted, is signed into law, its passage would have a material adverse effect on our business. Other proposals similar to the Kyl bill and the Goodlatte bill, could emerge in Congress. Many states have considered and are considering interactive and Internet gaming legislation and regulations which may or may not be worded so as to permit our business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on our business. International expansion of our business may be subject to regulation in those countries in which it is made available. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of June 30, 2005, our portfolio of investments included $18,292,236 in cash and cash equivalents and $4,226,255 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments is approximately 3% at June 30, 2005. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Item 4. Controls and Procedures
As of June 30, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In June 2005, Youbet acquired IRG, and management currently is integrating IRG operations and assessing the internal controls of IRG. At this time, we are unable to definitively determine whether changes in Youbet’s internal control over financial reporting will be necessary or appropriate as a result of the IRG acquisition.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Youbet held its Annual Meeting of Stockholders on June 2, 2005. Two matters were voted on at this meeting: the election of eight directors to hold office until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and the Youbet.com, Inc. Equity Incentive Plan. All director nominees were elected and the Equity Incentive Plan was approved at the 2005 Annual Meeting.
The following table sets forth the nominees for director and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Withheld
Charles F. Champion	28,992,432	118,653
David M. Marshall	28,916,882	194,185
Gary Adelson	28,912,582	198,485
James Edgar	28,687,930	423,137
Joseph Barletta	28,533,357	577,710
Robert E. Brierley	28,899,782	211,285
R. Douglas Donn	28,903,482	207,585
F. Jack Liebau	28,903,282	206,785
In connection with the approval of the Equity Incentive Plan, 13,536,196 shares were voted in favor, 2,273,174 against, 131,174 abstained, and there were 13,170,523 broker non-votes.
Item 5. Other Information
Following the Annual Meeting of Stockholders on June 2, 2005, Youbet’s Board of Directors appointed Joseph Barletta, F. Jack Liebau and Robert Brierley as the members of the Audit Committee and appointed Mr. Brierley as the Chairman of the Audit Committee. The Board of Directors has determined that each of Messrs. Barletta, Liebau and Brierley is independent under the applicable rules of the Securities and Exchange Commission and the NASD such that he may sit on the Audit Committee. In addition, the Board of Directors has determined that Mr. Brierley qualifies as an audit committee financial expert, as defined by the Securities and Exchange Commission’s rules. For more information about Messrs. Barletta, Liebau and Brierley, see

Youbet’s proxy statement for its 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 2, 2005.
Item 6. Exhibits

2.1	Stock Purchase Agreement, dated as of June 1, 2005, by and among IRG Holdings Curacao, N.V., IRG US Holdings Corp., International Racing Group, N.V., It’s All Good Buddy, Inc., Louis J. Tavano, James Scott and Richard M. Tavano (incorporated by reference to Exhibit 2.1 to the Form 8-K of Youbet.com, Inc. filed June 2, 2005).

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

4.1	Registration Rights Agreement, dated as of June 1, 2005, by and among Youbet.com, Inc., and Louis J. Tavano, James Scott and Richard M. Tavano.

10.1	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 the Form S-3, SEC File No. 333-126131).*

10.2	Form of Incentive Stock Option Agreement.*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.

August 9, 2005	By: /s/	Charles F. Champion

Charles F. Champion
President and Chief Executive Officer

August 9, 2005	By: /s/	Gary W. Sproule

Gary W. Sproule
Chief Financial Officer