Form 10-Q
period 2005-09-30
YOUBET COM INC
filed 2005-11-09
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
COMMISSION FILE NUMBER: 0-26015

YOUBET.COM, INC.

DELAWARE	95-4627253
5901 De Soto Avenue, Woodland Hills, California 91367
(818) 668-2100
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of September 30, 2005, the issuer had 33,391,562 shares of common stock, par value $0.001 per share, issued and outstanding.

YOUBET.COM, INC.
Preliminary Note
This quarterly report on Form 10-Q is for the three and nine month periods ended September 30, 2005. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Financial Statements
YOUBET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,128,535	13,287,492
Current portion of restricted cash	3,968,031	3,197,468
Accounts receivable, net of allowance for doubtful collection of $346,000 and $346,000	2,356,835	595,108
Other receivables, net of allowance for doubtful collection of $180,457 at December 31, 2004	13,173	254,805
Prepaid expenses	1,570,747	936,524
Current portion of deferred tax asset	1,791,000	1,791,000

	28,828,321	20,062,397

Property and equipment, net of accumulated depreciation and amortization of $8,503,070 and $7,912,388	4,370,046	3,210,841
Restricted cash, net of current portion	381,962	487,750
Unamortized intangibles and other	3,547,730	157,832
Deferred tax asset, net of current portion	1,523,000	1,523,000

	$38,651,059	$25,441,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$634,181	$391,208
Trade payables, TVG	6,092,207	3,928,161
Trade payables, track related	2,209,433	2,088,774
Trade payables, other	679,298	478,021
Accrued expenses and other	1,599,267	860,713
Customer deposits	5,903,140	3,327,132
Deferred revenues	113,271	112,156

	17,230,797	11,186,165
Long term debt, net of current portion	213,186	157,895

	17,443,983	11,344,060

Stockholders’ equity Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 33,391,562 and 30,979,768 shares outstanding	33,392	30,980
Additional paid-in capital	105,514,569	103,110,751
Deficit	(83,000,513)	(87,215,262)
Treasury stock (457,015 and 623,683 shares at cost)	(1,340,372)	(1,828,709)

	21,207,076	14,097,760

	$38,651,059	$25,441,820

See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2005	2004
Revenues
Commissions	$25,225,696	$16,923,439
Other	853,182	619,856

	26,078,878	17,543,295

Operating costs and expenses
Track fees	11,176,452	6,611,558
Licensing, TVG	5,972,759	4,495,723
Network operations	1,508,495	905,586
Research and development	397,631	415,352
Sales and marketing	1,642,618	940,271
General and administrative	3,229,873	3,147,850
Depreciation and amortization	506,999	208,747

	24,434,827	16,725,087

Income from operations	1,644,051	818,208

Other income (expense)
Interest income	165,859	34,267
Interest expense	(19,609)	(3,013)
Other, net	57,369	(58,377)

	203,619	(27,123)

Income before income taxes	1,847,670	791,085

Income tax benefit	—	3,250,000

Net income	$1,847,670	$4,041,085

Income per share — basic	$0.06	$0.13
Income per share — diluted	$0.05	$0.12
See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Revenues
Commissions	$65,576,607	$47,239,273
Other	2,500,049	1,786,754

	68,076,656	49,026,027

Operating costs and expenses
Track fees	29,421,861	19,897,410
Licensing, TVG	14,729,993	10,518,435
Network operations	3,594,311	2,437,621
Research and development	1,131,859	1,271,554
Sales and marketing	4,718,328	2,578,383
General and administrative	9,737,198	9,449,100
Depreciation and amortization	1,056,692	2,056,144

	64,390,242	48,208,647

Income from operations	3,686,414	817,380

Other income (expense)
Interest income	389,098	97,631
Interest expense	(58,668)	(5,519)
Other, net	197,905	(63,530)

	528,335	28,582

Income before income taxes	4,214,749	845,962

Income tax benefit	—	3,250,000

Net income	$4,214,749	$4,095,962

Income per share — basic	$0.13	$0.14
Income per share — diluted	$0.12	$0.12
See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$4,214,749	$4,095,962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,056,692	2,056,144
Stock-based compensation benefit	(164,609)	(60,001)
Provision for doubtful accounts	131,791	—
Income tax benefit from change in valuation allowance	—	(3,250,000)
Change in operating assets and liabilities
Restricted cash	(1,151,778)	(314,881)
Receivables	(167,849)	(265,565)
Other receivables	251,982	(218,677)
Prepaid expenses	(634,223)	14,119
Unamortized intangibles and other	(234,359)	473,291
Trade payables, TVG	2,164,047	1,069,647
Trade payables, track related	(57,116)	(972,085)
Trade payables, other	(250,483)	321,712
Accrued expenses and other	693,245	(797,753)
Customer deposits	941,274	504,627
Deferred revenues	1,115	12,956

Net cash provided by operating activities	6,794,478	2,669,496

Investing activities
Purchases of property and equipment	(1,187,987)	(425,819)
Proceeds from sale of property and equipment	3,020	243
Investments in intangibles and other	(1,806,449)	(41,809)
Decrease in restricted cash	487,003	260,644

Net cash used in investing activities	(2,504,413)	(206,741)

Financing activities
Proceeds from exercise of stock options and warrants, net	2,059,176	1,008,224
Repayment of long term debt	(508,198)	—

Net cash provided by financing activities	1,550,978	1,008,224

Increase in cash and cash equivalents	5,841,043	3,470,979
Cash and cash equivalents, beginning of period	13,287,492	8,273,926

Cash and cash equivalents, end of period	$19,128,535	$11,744,905

See notes to unaudited consolidated financial statements

YOUBET.COM, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
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
Note 2: Income taxes
The Company has federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amount of $61,408,000 and $19,871,000, respectively, at September 30, 2005. Management believes that the Company will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $3,314,000, which resulted primarily from the net operating loss carryforwards, will be realized. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically.
The Company may be limited in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382. The Company has estimated the amount of net operating loss carryforwards that it could utilize in any one year based on certain prior year events that could potentially be deemed as ownership changes. Of the approximately $60,000,000 federal net operating losses generated prior to 2003, a minimum of $11,690,000 should be allowed to offset taxable income per year. The Company is conducting further analysis to assess the impact of Section 382 annual limitation. Management currently believes it is more likely than not that the full amount of recorded net deferred tax asset, net of the valuation allowance provided will be realized.
The change in the deferred tax asset valuation allowance for the quarter ended September 30, 2005, based on these estimates created an income tax benefit of $739,068, which offset all current quarter income tax expense. The change in the deferred tax asset valuation allowance for the nine months ended September 30, 2005 created an income tax benefit of $1,683,839, which offset all 2005 year-to-date income tax expense.
Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, they are based on the current beliefs and information currently available to management, and the Company can give no assurance that actual results will not differ materially from these expectations. (See “Forward Looking Statements” in Item 2 below for more information about management’s assumptions.)

Note 3: Income per share
The following tables are reconciliations of the weighted average shares used in the computation of basic and diluted income per share (“EPS”) for the periods presented:

	Three Months Ended September 30,
	2005			2004
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$1,847,670	32,883,310	$0.06	$4,041,085	30,023,787	$0.13
Effect of dilutive securities	—	2,664,930	—	—	3,797,270	—

EPS — Diluted	$1,847,670	35,548,240	$0.05	$4,041,085	33,821,057	$0.12

	Nine Months Ended September 30,
	2005			2004
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$4,214,749	31,779,087	$0.13	$4,095,962	29,252,789	$0.14
Effect of dilutive securities	—	2,557,526	—	—	4,472,431	—

EPS — Diluted	$4,214,749	34,336,613	$0.12	$4,095,962	33,725,220	$0.12

Note 4: Stockholders’ equity
The Company has issued various stock options and warrants in non-capital raising transactions in exchange for services rendered and to be rendered and as financing costs. In accordance with the election available under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company currently accounts for stock options issued to officers and employees under the recognition and measurement principles of Accounting Policy Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. However, certain repriced options resulted in compensation adjustments, which have been reflected in income. The Company has calculated the fair value of warrants and non-employee stock options issued for services according to the Black-Scholes pricing model.
As discussed in greater detail in Part I, Item 2 of this Form 10-Q, management intends to adopt SFAS No. 123R, Share-Based Payment, which may be material to our results of operations, when it becomes effective for the Company in the first quarter of fiscal year 2006.
Warrants
Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2004	351,363	$0.80
Warrants expired	(137,108)	0.81
Warrants exercised	(179,255)	0.64

Warrants exercisable at September 30, 2005	35,000	$1.58

Additional information about outstanding warrants to purchase the Company’s common stock at September 30, 2005, is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of Exercise Prices:
$0.50 — 0.99	25,000	1.47	$0.50
$2.00 — 4.99	10,000	0.25	4.28

	35,000	1.12	$1.58

Stock options
In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of September 30, 2005, there were options for 8,661,418 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 9,250,000 shares.
Information with respect to activity under the Equity Incentive Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2004	6,154,325	$1.52
Options granted	367,175	4.56
Options exercised	(2,232,539)	0.87
Options cancelled	(159,475)	3.06
Options forfeited	(30,812)	2.96

Balance, September 30, 2005	4,098,674	$2.09

Options exercisable (vested) at September 30, 2005	3,432,883	$1.77

Additional information about outstanding options to purchase the Company’s common stock at September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price

$0.26 — $0.99	1,513,921	4.45	$0.63	1,458,278	$0.62
$1.00 — $1.99	183,605	1.89	1.43	133,155	1.31
$2.00 — $4.99	2,194,023	6.33	2.85	1,771,450	2.61
$5.00 — $10.50	207,125	8.04	5.31	70,000	8.04

TOTAL	4,098,674	5.52	$2.09	3,432,883	$1.77

If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the net income (loss) and basic earnings (loss) per share would have been as shown below. The fair value of stock options granted under the Equity Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the respective periods.

	Nine Months Ended September 30,
	2005	2004
Expected life in years	7.33	4.58
Risk free interest rate	6.75%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	38.9%	56.1%

	Nine Months Ended September 30,
	2005	2004
As reported net income	$4,214,749	$4,095,962

Add stock-based employee compensation expense included in reported income, net of related tax effects	(164,609)	(60,001)

Less total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,090,403)	(1,518,465)

Pro forma net income (loss)	$2,959,737	$2,517,496

Net income (loss) per share:
As reported, fully diluted.	$0.12	$0.12
Pro forma, fully diluted	$0.09	$0.07
Note 5: Acquisition
On June 2, 2005, the Company, indirectly through two newly-formed acquisition subsidiaries, completed its acquisition of 100% of the issued and outstanding equity interests of International Racing Group N.V. (“IRG”), a pari-mutuel wagering company based in Curacao, Netherlands Antilles, and an affiliated company, IRG Services, Inc. (formerly It’s All Good Buddy, Inc.), a Nevada corporation.
Pursuant to the terms of the acquisition agreement (called the Stock Purchase Agreement) dated as of June 1, 2005, the purchase price paid at closing consisted of: (i) $2.0 million in cash; (ii) 55,557 shares of Youbet treasury stock, subject to a one-year lock-up period; and (iii) 111,111 shares of Youbet treasury stock, subject to a one-year lock-up period as well as a restricted stock agreement.
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
As of September 30, 2005, the preliminary purchase price allocation, subject to further adjustment, resulted in approximately $3.3 million of identifiable intangible assets related to customer lists and non-competition agreements. The final allocation amounts to be assigned to assets and liabilities acquired will be determined and reflected in the Company’s annual financial statements to be prepared for the year ending December 31, 2005, and may differ from the amounts presented.

A summary of the purchase price allocation, as adjusted through September 30, 2005 follows:

Purchase price allocation	June 2, 2005	Adjustments	September 30, 2005

Purchase price paid at closing	$3,000,000	$—	$3,000,000
Legal and other closing costs	—	341,800	341,800

	$3,000,000	$341,800	$3,341,800

Cash	617,069	(81,817)	535,252
Accounts receivable	1,713,495	12,174	1,725,669
Other current assets	—	10,350	10,350
Property and equipment, net	46,219	(3,635)	42,584
Customer list	1,200,362	468,348	1,668,710
Non-competition agreements	1,200,362	468,348	1,668,710

Total assets	4,777,507	873,768	5,651,275
Current liabilities	96,948	577,794	674,742
Customer deposits	1,680,559	(45,826)	1,634,733

Total liabilities	1,777,507	531,968	2,309,475

Total allocated purchase price	$3,000,000	$341,800	$3,341,800

The excess purchase price paid at closing over the book value of the acquired company was allocated equally to the customer list and non-competition agreements. No amount was recorded as goodwill. The customer list is amortized on a straight-line basis over the estimated useful lives of the various customer segments, ranging from two to ten years, with the weighted average being six years, based on the quality of each customer segment. The non-competition agreements are amortized on a straight-line basis over ten years, the term of the non-competition agreements. The sellers may also receive certain installment payments based on the performance of IRG in each of the next three years. Any such amounts paid to the sellers will be allocated accordingly to customer list, non-competition agreements, and goodwill.
Note 6: Contingencies
TVG
Earlier this year ODS Technologies, L.P. and ODS Properties, Inc., subsidiaries of Gemstar — TV Guide International, doing business as Television Games Network (collectively, “TVG”), exercised their rights under the License and Content Agreement dated May 18, 2001 (the “Agreement”) to verify the amount of license and transaction fees payable by the Company to TVG from April 1, 2002, through and including March 31, 2005. During this process the Company attempted to correct a number of erroneous assumptions used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the Agreement. As such, the final report issued to TVG merely compared the Company’s historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the Agreement, and demanded payment from the Company in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (the “Monetary Claim”).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that any track listed on Schedule 1.15 of the Agreement is a TVG Exclusive Track for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted in its report that: “Based on discussions with [TVG]... Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with ...Youbet as well as with [TVG], neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.”

In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) the Company has violated the Agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, the Company’s redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential (but yet to be articulated) legal, regulatory and financial ramifications thereof; (ii) the Company is not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology, and (iii) the Company is improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.
The Company intends to defend this action vigorously, and intends to assert various affirmative defenses and counterclaims to both the Monetary Claim and the non- monetary claims, and also intends to seek declaratory relief under the Agreement. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, the Company has not changed its manner of calculating and paying the license and transaction fees due to TVG under the Agreement. Consistent with the Company’s accounting policy, the Company will record legal defense costs as period costs when incurred. As such, the Company has not accrued for estimated future defense costs.
Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein (the “Trustee”), filed a lawsuit against various parties, including the Company. The litigation relates to the Company’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of the Company’s stock to The JG Trust, an entity affiliated with Mr. Goldstein. In 2003, after Mr. Goldstein filed his bankruptcy petition, the Company paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against the Company, including: (i) the Company’s payment to the Trustee of $200,000, plus 12 percent interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of the Company’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. The Company is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant — whether or not assigned — do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because the Company had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when the Company, in good faith, paid the note and issued shares pursuant to the warrant. Discovery is proceeding, no trial date has been set, and the Company intends to vigorously defend this action. However, the outcome of the litigation cannot be predicted at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward looking statements
The following discussion and analysis of Youbet’s financial condition and results of operations should be read in conjunction with Youbet’s consolidated financial statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; Youbet’s ability to secure external sources of financing on acceptable terms; Youbet’s ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of Youbet’s licenses; a decline in the general economy; the outcome of the pending arbitration with TVG; and other factors described in our filings with the Securities and Exchange Commission (SEC). Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and Youbet’s future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
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
Similar to most forms of gaming, live event wagering is believed most enjoyable by customers when a wide variety of wagering options is available. Youbet covers races at more than 150 domestic and international horse tracks and offers hundreds of races daily. Our web-based, interactive system completes the wagering process, including exotic wagers, much faster than face-to-face or telephone transactions with winning outcomes instantly credited to the customer’s account for future events or prompt disbursement. As Youbet considers expansion into gaming venues beyond horse racing, our advanced gaming platforms and wagering products may be leveraged into new markets.
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
Key developments
In August 2005, Youbet announced that Gary W. Sproule, Youbet’s Chief Operating Officer, was appointed to the position of Chief Financial Officer. Mr. Sproule joined Youbet as Chief Financial Officer in May 2002 and has served as Chief Operating Officer since May 2004. Youbet also announced that Charles Champion assumed the responsibilities of Chief Operating Officer in addition to his President, Chief Executive Officer, and Chairman positions. Mr. Charles Bearchell, the former Chief Financial Officer, was paid severance of approximately $0.01 per fully diluted share, in the current quarter ended September 30, 2005.
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
Intangibles. Licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. IRG’s customer list is amortized on a straight-line basis over the estimated useful lives of the various customer segments, based on the quality of each customer segment. The non-competition agreements are amortized on a straight-line basis over ten years, the term of the non-competition agreements. The amortization lives are re-assessed on a regular basis for potential adjustment.
Internally developed software. Youbet capitalizes internally developed software costs after the preliminary project stage is completed and until the software is ready for use. Under the provisions of Statement of Position 98-1 (SOP 98-1), Accounting for the costs of Computer Software Developed or Obtained for Internal Use, Youbet capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Youbet management has authorized further funding for the project. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the software is ready for its intended purpose.
Capitalized software development costs are amortized using the straight-line method over the expected useful life of the product, generally between two to four years. The carrying value of capitalized software development costs is regularly reviewed by Youbet, and a loss is recognized if the value benefit related to the asset falls below the unamortized cost. Research and development costs and software maintenance costs related to software development are expensed as incurred.
Stock based compensation. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), (SFAS 123R), Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), Accounting for Stock Issued to Employees. SFAS 123R requires Youbet to measure the cost of its employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, Youbet will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the Securities and Exchange Commission (SEC) changed the effective date of SFAS 123R from the first interim period or fiscal year beginning after June 15, 2005 to the first annual fiscal period beginning after June 15, 2005. Therefore, Youbet is required to implement the standard no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
As permitted by SFAS 123, Youbet currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on Youbet’s results of operations, although it will have no impact on cash flow. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and Youbet’s method of adoption. See Note 4 to Youbet’s consolidated financial statements included under Item 1 of this Form 10-Q for more information about Youbet’s accounting for compensation expenses, including the effects on the periods presented in the event of retroactive application of SFAS 123.
Other recent accounting pronouncements. In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions of SFAS 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. Currently, we do not expect to implement any accounting changes that would be subject to SFAS 154.
Material changes in financial condition
As of September 30, 2005, Youbet’s consolidated accounts receivable balance of $2,356,835 included $1,704,302 of IRG customer receivables. IRG extends credit to select customers, pursuant to their credit policy, which was recently approved by the Oregon Racing Commission. Because there is sufficient collateral in the form of guarantees from the ex-principals of IRG and offsetting player deposit balances to mitigate the credit risk, management believes that a commensurate increase to the allowance for doubtful collections is currently not warranted. However, we intend to continually monitor the collectability of the customer receivables and re-assess our reserve position regularly.
As of September 30, 2005, Youbet’s consolidated unamortized intangibles and other balance of $3,547,730 included $1,613,087 related to IRG non-competition agreements and $1,542,450 related to IRG customer lists.
As of September 30, 2005, Youbet’s consolidated customer deposits balance of $5,903,140 included $2,139,166 related to IRG customer deposits.

Results of Operations for the Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004
Total revenues increased 49% for the third quarter of 2005, compared to the third quarter of 2004. This increase is partially due to $3,594,480 of International Racing Group (IRG) revenue for the third quarter of 2005 that we did not have during the third quarter of 2004. Total wagers (handle) for the three months ended September 30, 2005 was $151,302,528, an increase of 81% from the same period of 2004. This increase is partially due to $43,160,017 of IRG handle for the third quarter of 2005 that we did not have during the third quarter of 2004.
Our blended yield, commission revenue less track and licensing fees (each as calculated and presented in accordance with accounting principles generally accepted in the United States), as a percentage of handle, was 5.3% in the third quarter of 2005 and reflects the impact of the lower yielding IRG handle. We generated a 6.1% yield on Youbet handle and a 3.3% yield on IRG handle. The 6.1% yield is a decline from the third quarter 2004 yield of 6.9% due to a change in year-over-year track mix. Yield is considered a non-GAAP financial measure as defined by SEC Regulation G. We believe that yield is a useful measure to evaluate the company’s operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance, and may not be comparable to similarly titled measures used by other companies.
Operating expenses
TRACK FEES: Track fees increased 69% to $11,176,452 in the third quarter of 2005, compared to $6,611,558 in the third quarter of 2004. The increase was primarily due to $2,159,845 of track fees associated with IRG operations that we acquired in the current year. The remaining increase was primarily due to an increase in handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
LICENSING FEES — TVG: For the three months ended September 30, 2005, these fees increased 33% to $5,972,759, compared to $4,495,723 for the third quarter of 2004, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG.
NETWORK OPERATIONS: Network operations expense increased 67% to $1,508,495 in the third quarter of 2005, compared to $905,586 in the third quarter of 2004. This increase was primarily due to $485,659 of network operations expenses related to IRG handle that we acquired in the current year. The remaining increase was primarily due to increased totalizator (the systems that process wagers and payouts) fees related to increased wager volume. The increase was also due to increased data center expenses and other network operations expenses resulting from the IRG acquisition that we did not have last year. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
RESEARCH AND DEVELOPMENT: Research and development expense decreased 4% to $397,631 in the third quarter of 2005, compared to $415,352 in the third quarter of 2004. The decrease was due to the capitalization of internally developed software costs that qualified for capitalization in 2005 but not in 2004. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
SALES AND MARKETING: Sales and marketing expense increased 75% to $1,642,618 in the third quarter of 2005, compared to $940,271 in the third quarter of 2004. The increase was primarily due to $305,803 of IRG player services expenses as a result of the acquisition that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our CBS Sportsline and ESPN marketing agreements that did not exist during the third quarter of 2004. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during the prior year quarter, but are now accounted for in sales and marketing. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.

GENERAL AND ADMINISTRATIVE: General and administrative expense remained relatively flat for the third quarter of 2005, compared to the third quarter of 2004. The minor increase of $82,024 includes $111,085 of IRG acquisition-related expenses that we did not have last year. We also had increased transaction processing fees related to the increased transaction volume discussed above, bad debt expense, and fully burdened salaries; partially offset by decreased Sarbanes-Oxley compliance and other legal expenses. Additionally, certain player services costs are accounted for as sales and marketing expense in the current year, which were accounted for in general and administrative in 2004. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will ordinarily decline. Accordingly, general and administrative expenses, as a percentage of total revenues, declined in the third quarter of 2005 to 12% from 18% in the third quarter of 2004.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 143% in the third quarter of 2005 compared to the third quarter of 2004. The increase in the current quarter includes $156,812 of amortization related to the intangible assets acquired from IRG. Depreciation and amortization previously consisted primarily of the amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004.
INCOME TAXES: During third quarter 2004, we determined that $4,000,000 of Youbet’s aggregate $24,661,000 deferred tax asset related to our net operating loss carryforward should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $3,314,000 of the deferred tax asset recognized in 2004, except as necessary to offset the current period’s tax provision. Therefore, the current change in the deferred tax asset valuation allowance created an income tax benefit of $739,068, which offsets the entire current period income tax expense. See Note 2 to our consolidated financial statements for more information about our income taxes.
Results of Operations for the Nine Months Ended September 30, 2005, Compared to the Nine Months Ended September 30, 2004
Total revenues increased 39% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. This increase is partially due to $4,544,693 of IRG revenue for the nine months ended September 30, 2005 that we did not have in 2004. Handle for the nine months ended September 30, 2005 was $360,020,351, an increase of 51% from the same period of 2004. This increase is partially due to $54,884,622 of IRG handle included in the current year’s total that we did not have in 2004.
Our blended yield, commission revenue less track and licensing fees, as a percentage of handle was 6.0% during the nine months ended September 2005 compared to 7.1% during the nine months ended September 2004. It reflects the impact of the lower yielding IRG handle. We generated a 6.4% yield on Youbet handle and a 3.3% yield on IRG handle. The 6.4% yield is a decline from the nine months ended September 30, 2004 yield of 7.1% due to a change in year-over-year track mix.
Operating expenses
TRACK FEES: Track fees increased 48% to $29,421,861 for the nine months ended September 30, 2005, compared to $19,897,410 for the nine months ended September 30, 2004. The increase was primarily due to $2,754,632 of track fees associated with IRG operations acquired in the current year. The remaining increase was primarily due to an increase in handle and revenues.
LICENSING FEES — TVG: For the nine months ended September 30, 2005, these fees increased 40% to $14,729,993, compared to $10,518,435 for the nine months ended September 30, 2004, primarily due to increased wagering on horse races at TVG tracks.

NETWORK OPERATIONS: Network operations expense increased 48% to $3,594,311 for the nine months ended September 30, 2005, compared to $2,437,621 for the nine months ended September 30, 2004. This increase was primarily due $623,379 of network operations expenses related to handle associated with IRG that we acquired in the current year and did not have last year. The remaining increase was primarily due to increased totalizator fees related to increased wager volume. The increase was also due to an increased number of data center personnel and increased data center expenses.
RESEARCH AND DEVELOPMENT: Research and development expense decreased 11% to $1,131,859 for the nine months ended September 30, 2005, compared to $1,271,554 during the same period of 2004. The decrease was due to the capitalization of internally developed software costs that qualified for capitalization in 2005 but not in 2004.
SALES AND MARKETING: Sales and marketing expense increased 83% to $4,718,328 for the nine months ended September 30, 2005, compared to $2,578,383 for the nine months ended September 30, 2004. The increase was primarily due to $399,091of IRG player services expenses as a result of the acquisition that we did not have last year. The remaining increase was primarily due to increased international and domestic business development efforts, increased marketing programs, including expenses associated with our CBS Sportsline and ESPN agreements that we did not have last year during the first nine months of 2004. Additionally, during 2005 we incurred a $131,791 write-off of accounts receivables that have been deemed uncollectible, related to two international business development opportunities. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during 2004, but are now accounted for in sales and marketing.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 3% to $9,737,198 for the nine months ended September 30, 2005, compared to $9,449,100 for the nine months ended September 30, 2004. The increase of $288,098 includes $135,282 of expenses associated with the operations of IRG that we did not have last year. The increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, and consulting expenses. These increases were partially offset by decreased Sarbanes-Oxley compliance and other legal expenses. Additionally, certain player services costs were accounted for as sales and marketing expense in the current year, which were accounted for in general and administrative in 2004.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased 48% for the nine months ended September 30, 2005 compared to the same period in 2004. The current year includes $181,884 of amortization related to the intangible assets acquired in the IRG acquisition. Depreciation and amortization previously primarily consisted of amortization of licensing rights related to the TVG license agreement, which was fully amortized in May 2004.
INCOME TAXES: During third quarter 2004, we determined that $4,000,000 of Youbet’s aggregate $24,661,000 deferred tax asset related to our net operating loss carryforward should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $3,314,000 of the deferred tax asset recognized in 2004 except as necessary to offset the current period’s tax provision.
See Note 2 to our consolidated financial statements for more information about our income taxes.
Liquidity and capital resources
During the first nine months of 2005, we funded our operations primarily with net cash provided by operating activities, in addition to proceeds received from the exercise of stock options and warrants. As of September 30, 2005, we had net working capital of $11,597,525 (including the current portion of our deferred tax asset of $1,791,000), compared to $8,876,233 (including the current portion of our deferred tax asset of $1,791,000) at December 31, 2004. As of September 30, 2005, we had $19,128,535 in cash and cash equivalents, $4,349,993 in restricted cash, and no debt from borrowed funds. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal, data center operations, and telecommunications. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.
However, we may from time to time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans (including acquisitions) consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We currently have an effective shelf registration statement that permits Youbet, from time to time, to offer and sell up to $50 million of common stock, preferred stock, debt securities, stock purchase contracts and units, and warrants or any combination of the foregoing in one or more public offerings. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Net cash provided by operating activities was $6,794,478 for the nine months ended September 30, 2005, compared to net cash provided by operating activities of $2,669,496 for the nine months ended September 30, 2004. The year-over-year increase of $4,124,982 was primarily due to the income tax benefit from change in valuation allowance of $3,250,000 in 2004 and an increase in TVG payables, accrued expenses, track payables and, partially offset by decreased depreciation and amortization and restricted cash.
Net cash used in investing activities for the nine months ended September 30, 2005 was $2,504,413, compared to net cash used in investing activities of $206,741 in the same period of 2004. The year-over-year increase was primarily due to the net cash paid in connection with the IRG acquisition and increased purchases of property and equipment.
Net cash provided by financing activities was $1,550,978 and $1,008,224 for the nine months ended September 30, 2005 and 2004, respectively. The year-over-year increase of $542,754 was primarily due to increased proceeds from the exercise of stock options and warrants, partially offset by increased repayment of long-term debt in 2005.
As of September 30, 2005, and December 31, 2004, customer deposits totaled $5,903,140 and $3,327,132, including unremitted IRS tax withholdings on behalf of customers of $57,833 and $434,125, respectively. The $2,576,008 increase in customer deposits since the prior year-end is primarily due to the inclusion of IRG customer deposits since the acquisition in June 2005. Similarly, accounts receivable increased $1,761,727 since December 31, 2004, due to the inclusion of IRG customer receivables since the acquisition in June 2005.
We are currently a party to the two legal proceedings described in detail Note 6: “Contingencies” in Part I, Item 1 of this Form 10-Q. In accordance with SFAS No. 5, Accounting for Contingencies, Youbet has not accrued for a loss contingency relating to these proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. Youbet cannot predict the cost of defense at the present time, which costs are recorded under Youbet’s policy as period costs when incurred. Youbet intends to defend these proceedings vigorously.
During the first nine months of 2005, we entered into capital lease arrangements totaling $749,945, and $652,368 in capital lease obligations will become due within the next 12 months. Also, during the first nine months of 2005, we entered into operating lease arrangements totaling $380,918 and $131,188 in operating lease obligations will become due within the next 12 months.

Regulatory considerations
Legal issues concerning online wagering that may adversely effect our business.
On April 7, 2005, the Appellate Body of the World Trade Organization (WTO) circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda (Antigua) challenging certain United States measures affecting the cross-border supply of gambling and betting services. Antigua claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the United States in violation of certain United States obligations under the General Agreement on Trade in Services (GATS). In relevant part, Antigua argued that the United States was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The Appellate Body of the WTO found, inter alia, “that the United States has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire Act, the Travel Act and the Illegal Gambling Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing and, therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body (DSB) of the WTO, and the United States was requested to bring its measures into conformity with its obligations under the GATS. Pursuant to WTO dispute settlement procedures, at a meeting of the DSB on May 18, 2005, the United States Government informed the DSB that it intends to comply with the rulings and recommendations contained in the report. If it is impracticable for a WTO member government to comply immediately, the member is given a “reasonable period of time” (e.g., fifteen months) in which to do so. On June 6, 2005, Antigua requested that the WTO appoint an arbitrator to determine the reasonable period of time for U.S. compliance. On August 19, 2005, the WTO circulated the report of the arbitrator finding that the reasonable period of time for the United States to comply will end on April 3, 2006. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the United States government will take in response to the request of the WTO in light of the Appellate Body report and what effect, if any, the Appellate Body report will have on our business and operations.
Various state legislatures, Congress and federal and state executive authorities have proposed laws and regulations directly applicable to online and Internet gaming which could have a material adverse effect on our business.
Most prominently in 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate would have prohibited online and Internet gaming, with specified exceptions, including exceptions for certain horse race wagering and certain “closed-loop” online systems. This 1998 bill was not enacted. Senator Kyl introduced a new version of his 1998 bill entitled, the “Internet Gambling Prohibition Act of 1999.” This 1999 Kyl bill contained more broadly drafted exceptions than the 1998 Kyl bill. If it had been enacted in the form in which it was approved by the Senate in November 1999, we do not believe that the Kyl bill would have had a material adverse effect on our business. In October 1999, Representative Goodlatte introduced a bill in the House of Representatives with similar language as the 1999 Kyl bill. In April 2000, the House Judiciary Committee passed the Goodlatte bill. If the Goodlatte bill had been enacted in the form in which it was approved by the House Judiciary Committee, we do not believe that the Goodlatte bill would have had a material adverse effect on our business. Recently, Senator Kyl circulated a draft bill entitled “The Unlawful Internet Gambling Enforcement Act of 2005.” As currently drafted, this bill would bar credit card issuers and other financial institutions from transmitting money related to online wagering. Unlike Senator Kyl’s previous bills, this new draft bill does not contain an exception for legal pari-mutuel wagers placed on horse races. This bill has not been introduced into the Senate, however, the most recent draft proposal from Senator Jon Kyl sets out a specific exemption for entities that are covered by the Horseracing Act of 1978. Youbet has obtained and may rely on an opinion of counsel that it is included in the provisions of the Horseracing Act and thus the exemption in the Kyl proposal would be applicable to Youbet.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of September 30, 2005, our portfolio of investments included $19,128,535 in cash and cash equivalents and $4,349,993 of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments is approximately 3.4% at September 30, 2005. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Item 4. Controls and Procedures
As of September 30, 2005, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
There have been no changes in Youbet’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for Youbet.
In June 2005, Youbet acquired IRG, and management is currently assessing the effectiveness of IRG’s internal controls. We have begun to incorporate certain Youbet controls and procedures into this recently acquired business. Upon completion of our assessment of the effectiveness of IRG’s internal controls, as well as implementation of certain Youbet controls and procedures, we will provide a conclusion in our Annual Report on Form 10-K for the year ended December 31, 2005 about whether or not our internal control over financial reporting was effective as of December 31, 2005, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Part II. Other Information
Item 1. Legal Proceedings
For a description of certain legal matters, refer to Note 6: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None

Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

10.1	Employment Agreement dated as of June 16, 2003 by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.25 to the Form 10-KSB of Youbet.com, Inc. for the year ended December 31, 2003).

10.2	First Amendment, dated as of August 1, 2005, to Employment Agreement dated as of June 16, 2003 by and between Youbet.com, Inc. and Charles F. Champion.

10.3	Employment Agreement dated as of January 1, 2004 by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Youbet.com, Inc. for the quarter ended June 30, 2004).

10.4	First Amendment, dated as of August 1, 2005, to Employment Agreement dated as of January 1, 2004 by and between Youbet.com, Inc. and Gary W. Sproule.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
November 9, 2005	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

November 9, 2005	By:	/s/ Gary W. Sproule
Gary W. Sproule
Chief Financial Officer