Form 10-K
period 2005-12-31
YOUBET COM INC
filed 2006-03-13
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐
No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) of the registrant was approximately $142.4 million based on the closing sales price of $4.97 as reported on the Nasdaq Capital Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2005

Class A common stock, $.001 par value per share	33,451,809 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
Preliminary Note
This annual report on Form 10-K is for the year ended December 31, 2005. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
Industry and market data used throughout this annual report and incorporated by reference into this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe these sources are reliable, we have not independently verified the information from these third-party sources and cannot guarantee their accuracy or completeness.
In this report, “Youbet”, “we,” “us” and “our” refer to Youbet.com, Inc. and its wholly-owned subsidiary, Youbet Oregon, Inc. only, and IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to as IRG.
-i-

PART I.
ITEM 1. BUSINESS
Business Overview
We are a leading licensed and legal online advance deposit wagering, or ADW, company focused on horse racing primarily in the U.S. Based on information compiled by the International Federation of Horseracing Authorities, over 80% of pari-mutuel wagers, or handle, on thoroughbred racing in the U.S. were placed at locations away from the host track. We believe the shift towards off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, and our interactive voice recognition telephonic system, enable our customers to securely wager on horse races at over 150 race tracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track.
We strive to appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to the off-track betting facilities, or OTBs. As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of handle, from the race tracks.
Industry Overview
In 2004, global pari-mutuel horse racing handle was estimated at approximately $93 billion, of which 88% was wagered off-track according to the International Federation of Horseracing Authorities. According to The Jockey Club, total U.S. handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $15.1 billion, of which 88% was wagered away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. Between 1994 and 2004, U.S. handle on thoroughbred racing increased at an approximately 4.3% compound annual growth rate. We believe that the ADW segment has outpaced overall pari-mutuel industry growth in recent years and that the largest volume of ADW wagers in the U.S. were processed through entities licensed as multi-jurisdictional wagering hubs in Oregon. According to the Oregon Racing Commission, handle processed through multi-jurisdictional wagering hubs based in Oregon increased 30.4% from $658.6 million during the nine months ended September 30, 2004 to $858.9 million over the same period in 2005. We believe such growth was driven by technological innovations facilitating secure and convenient remote access to a wide range of horse racing events which has broadened the market for the distribution of live racing products.
In 2000, the United States Congress amended the Interstate Horse Racing Act of 1978 to clarify the legality of wagering via telephone or other electronic media and the commingling of pari-mutuel wagering pools. In September 2005, U.S. Senator Jon Kyl of Arizona circulated a proposed bill that would bar credit card issuers and other financial institutions from transmitting money related to online wagering; however, the bill sets out a specific exemption for the placing, receiving or transmission of a wager that is governed by and complies with the Interstate Horseracing Act. In November 2005, U.S. Representative Jim Leach introduced a similar bill in the House of Representatives. The Leach bill specifically exempts the Interstate Horse Racing Act of 1978 from its definition of “unlawful Internet gambling” and has been referred to the House Subcommittee on Financial Institutions and Consumer Credit for consideration. U.S. Representative Goodlatte recently introduced a bill entitled “The Internet Gambling Prohibition Act,” which has been referred to the House Judiciary Committee for consideration. This bill also has a specific exemption from its coverage for the Interstate Horse Racing Act. There is no indication at this time that either the House or the Senate will act on any of these three bills.
Competitive Advantages
We are a leading ADW company focused on horse racing primarily in the U.S., and have processed over $1.0 billion in wagers from January 1, 2002 to December 31, 2005. We have been able to achieve this by leveraging the following competitive advantages:
Diverse content offering.
We believe that we offer the most in-depth and diverse supply of real-time content in the ADW segment with over 150 race tracks in the U.S., the U.K., Canada, Japan, Australia, South Africa and Hong Kong. As a result, customers can view and wager on their choice of over 15 hours of live thoroughbred, harness and quarter-horse racing on weekdays and Sundays and nearly continuous 24-hour horse racing on Saturdays. Our content licensing agreements with Television Games Network, or TVG, a subsidiary of ODS Technologies, L.P. and ODS Properties, Inc., which are subsidiaries of Gemstar — TV Guide International, Magna Entertainment Corporation, which we refer to as Magna, and approximately 120 race tracks throughout the world permit us to broadcast the racing content from popular venues such as Churchill Downs, Hollywood Park, Del Mar Thoroughbred Club, Santa Anita Park and Gulfstream Park and for marquee events such as the Kentucky Derby, the Preakness, Belmont Stakes, and the Breeders’ Cup.
Extensive customer database and strong analytical capability.
The handle processed through our website increased 25.4% from $315.2 million in 2004 to $395.2 million in 2005. We have been able to achieve much of this growth through the use of our sophisticated data mining software, which generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences. With this information, we are able to personalize our product offerings through targeted special offers, contests and promotions tailored to specific customer segments. This information also helps us maximize revenue yield by allowing us to target promotions and incentives to wager on tracks that generate greater revenue yield to us.
Highly scalable infrastructure.
Our highly scalable technological infrastructure and automated online and telephonic wagering platform provide us with significant operating leverage. We typically operate at less than 25% of system capacity. This built-in excess capacity enables us to easily process significantly greater wagering volume at a low incremental cost. Additionally, we continuously build automation into our core online and interactive voice recognition wagering platform in order to minimize our incremental staffing requirements. With this operating leverage, we are well-positioned to capitalize on handle growth to increase earnings.
Expanded opportunities with the acquisition of IRG.
Our acquisition of IRG in June 2005 diversifies our customer base and increases our handle. With handle and gross revenues of $77.2 million and $6.5 million from June 2, 2005 to December 31, 2005, respectively, IRG provides us with an established market position with the rapidly growing rebate provider segment, utilized by high-volume customers that expect rebates from their provider. The rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allows us to expand our customer base with live telephone operators. IRG was recently issued a one-year license to operate a multi-jurisdictional simulcasting and interactive wagering hub by the Oregon Racing Commission.
Rigorous compliance and controls.
In February 2005, to ensure ongoing use of “best practices” in our internal pari-mutuel wagering controls, we established an independent wagering compliance committee. This committee, currently comprised of experienced professionals in law enforcement, security and gaming, provides ongoing oversight and review of our compliance procedures and policies. The committee meets periodically and reports its findings and recommendations to independent members of our Board of Directors.
Growth Strategies
We aim to maintain our market-leading position in the ADW segment while we continue to diversify our product offerings and build upon the strength of our brand. We intend to increase handle and expand our business, and we have adopted the following key growth strategies to achieve this objective:
Continue to develop high-quality wagering products.
We intend to continue to develop industry-leading technology and to expand the diversity and breadth of our product offerings and services. We believe this will translate into a more enjoyable customer experience, and as a result, we believe our customers will place a greater portion of their wagering dollars through us. In September 2004, we launched our next generation automated interactive voice recognition system, Youbet Mobile, to capture a greater share of the ADW handle currently wagered telephonically. We launched our Youbet Mobile website in December 2005.
Focus on targeted marketing.
We intend to increase our focus on attracting new customers and driving traffic to our website by leveraging our existing marketing relationships with CBS SportsLine.com and ESPN.com. Through these agreements, we are able to promote the Youbet brand and cost-effectively direct traffic to our website, while providing our marketing partners with access to handicapping information and our live racing content. We are currently expanding our marketing efforts beyond traditional horse racing wagerers to casino players and fans of sports such as auto racing.
Seek acquisition opportunities.
We intend to seek additional acquisition opportunities in the U.S. and abroad to leverage our highly scalable online and telephonic wagering platforms and to diversify our customer base, revenue streams and content. Domestically, we believe opportunities exist to grow handle and increase market share by targeting companies in the fragmented ADW and rebate provider segments. We also plan to target companies which provide strategic infrastructure components in order to become more vertically integrated and to diversify our product offerings and customer base. Internationally, we believe opportunities exist to increase our market presence and to legally offer different forms of wagering while simultaneously providing our customers with a more diverse array of content to view and upon which to wager. Should we begin offering different forms of wagering activities, we intend to do so in a manner that complies with all applicable laws, rules and regulations.
Expand international presence.
Global pari-mutuel horse racing handle is estimated at approximately $93 billion, according to the International Federation of Horseracing Authorities. In 2005, we derived less than 3% of our handle from races outside of the U.S. and Canada. We hope to increase our penetration of the international market by entering into content agreements with leading international tracks, with a focus initially on the United Kingdom and Australia. This will enable us to expand our customer base internationally, while simultaneously providing our domestic customers with a more diverse array of content to view and to wager upon. In addition, international jurisdictions permit a broader array of wagering activities than the U.S., including fixed-odds sports betting. With modifications, our robust operating platform can be adapted to facilitate such international opportunities.
Leverage our flexible wagering platform to provide online solutions for track operators and other gaming companies.
Only a limited number of track operators currently operate a website that accepts ADW wagers. If track operators or other gaming companies decide to enter the online ADW segment, our experience and technological leadership make us highly qualified to assist in building and supporting such websites. In addition, with our technologically advanced, highly scalable and flexible online platform and our excess capacity, we are well-positioned to provide the technological infrastructure for the online initiatives of track operators or other gaming companies.
Revenue Sources
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our arrangements with TVG, Magna, and various agreements with independent racetracks, we receive a commission from each racetrack calculated as a percentage of our customers’ wagers that are delivered to their respective pari-mutuel pools. In the aggregate, these commissions represent over 95% of our revenues. We generate additional revenue primarily from processing fees, monthly subscription fees and the sale of handicapping information.
As of December 31, 2005, TVG exclusive tracks consisted of Aqueduct, Arlington International, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Los Alamitos, Oak Tree/Santa Anita, Prairie Meadows, Ruidoso Downs, Saratoga, Turf Paradise, and Turfway Park, and TVG non-exclusive tracks covered by the license and content agreement consisted of Bay Meadows, Cal Expo, Mountaineer, and Oaklawn. We originally filed the TVG license and content agreement in August 2001, and a copy of the license and content agreement is included with our Form 10-Q filed for the quarter ended June 30, 2001.
In December 2005, we executed a new content license agreement with Magna for another one-year period. Magna owns and operates several horse racing and pari-mutuel wagering facilities throughout North America, including Santa Anita Park and Golden Gate Fields in California, Gulfstream Park in Miami, Florida, Laurel Park and Pimlico Racecourse in Maryland. This agreement allows us to provide our customers with live video and wagering access to all of the horse races staged at Magna tracks through December 25, 2006 in connection with our account wagering business.
Marketing
Using various media channels such as Youbet ExpressSM , the Internet, print advertising, radio, and brand placement, we focus our integrated marketing efforts on both casual and serious horse racing enthusiasts. An integrated marketing approach allows us to cycle a series of targeted messages centered on product features and benefits, online tournaments and contests, and event-specific promotions. We also maintain strategic marketing alliances with a variety of horse racing related websites and develop internal marketing programs like “Tell-A-Friend”, a program that pays cash to our current customers for referrals.
Our ongoing marketing campaigns and customer retention strategies are supported with customer research and analysis and are intended to satisfy the needs of existing customers and drive new customers to Youbet ExpressSM. We frequently initiate communication with our customers via phone and e-mail. One-on-one messaging through the Youbet ExpressSM homepage allows us to tailor personalized messages and offers to our members based on their wagering propensity and preferences.
In March 2005, Youbet launched a horse racing entertainment website exclusively for access by customers in Mainland China. The new site mirrors aspects of our highly successful U.S. web platform in Simplified Chinese and extends Youbet’s brand awareness by exposing the world’s most rapidly growing Internet population to the excitement of U.S. horse racing. This website features live feeds from U.S. tracks selected primarily because their races run at times that align with daylight time zones in China.
In May 2005, we announced that we signed an agreement to be the exclusive horse racing content provider for CBS SportsLine.com, a leading Internet sports media organization. This deal means that our diverse content offering — including live racing video, race replays, handicapping products, racing tutorials, and games and contests — are now accessible to the millions of sports fans who visit CBS SportsLine.com’s flagship website, www.cbs.sportsline.com, each and every month.
In May 2005, we announced that we are combining forces with legendary trainer D. Wayne Lukas to launch a new website devoted to the career of the legendary trainer. The new website, www.dwlukas.com, features weekly commentary on the racing scene, chronologies on the storied trainer’s career, updated photos and a section called “Derby Trail” that gives insight to Lukas’ views on his Triple Crown entrants. Content will be expanded over time to include Breeders Cup and other major event news and views.
Business Development
Acquisition of IRG
On June 2, 2005, we completed our acquisition of IRG, previously a privately-held, pari-mutuel wagering company with a call center based in Curaçao, Netherlands Antilles, and an affiliated company, IRG Services, Inc. (formerly known as It’s All Good Buddy, Inc.), a Nevada corporation. Total consideration paid at closing was $3.0 million, comprised of $2.0 million in cash and an aggregate of 166,668 shares of our common stock. Based on IRG’s future performance, we may be required to pay the sellers up to an additional $9.7 million in installment and other payments and annual earn-out payments over the three-year period following the closing. At December 31, 2005, we had accrued approximately $1.0 million for a potential earn-out payment of up to $1.9 million payable on or about August 31, 2006. The precise payment is subject to adjustments and continued performance through June 2, 2006.
Acquisition of United Tote
On February 10, 2006, we completed our acquisition of United Tote Company, which we refer to as United Tote, for $31.9 million plus the assumption of approximately $14.7 million of United Tote secured debt (primarily related to the financing of equipment that is placed with United Tote’s track customers). We financed the acquisition by delivering to UT Group, LLC, United Tote’s former owner, the following consideration:
•	$1.0 million from the purchase escrow account that we previously funded;

•	Approximately $8.7 million from our cash reserves;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of Youbet common stock, valued at $5.50 per share.
Each promissory note bears interest at a fixed rate of 5.02% per annum, and the principal amounts are due in full at their respective maturity dates (subject to partial or full prepayment under certain circumstances). For more information regarding these promissory notes and United Tote’s secured debt (which Youbet guaranteed in connection with the acquisition), see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations, Contingent Liabilities and Commitments.”
The Youbet shares issued to UT Group are subject to a 90-day “lock-up” period, and we have agreed to register such shares with the Securities and Exchange Commission. We also agreed to a “make-whole” provision pursuant to which we will pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of our common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, we may cause UT Group to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price is below $5.50 per share, provided that we pay to UT Group the make-whole amount within ten trading days of the sale. Further, the make-whole provisions terminate if the trading price of our common stock meets or exceeds $6.15 for any three consecutive trading days during which the resale shelf registration statement is effective and available for use, or if UT Group sells more than 352,700 shares of Youbet stock in any five consecutive trading-day period.
Founded in 1959, United Tote is a leading supplier of totalisator systems (the systems that process wagers and payouts), terminals and other pari-mutuel wagering services that process more than $7.0 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote, which processes more than one billion transactions annually, supplies pari-mutuel tote services to approximately 94 racing facilities in North America and 11 international facilities in markets including Korea, Mexico and Spain.
Competition
Web-based interactive gaming and wagering is a new and rapidly changing marketplace. We anticipate competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that we are well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.
The Television Games Network, operated by TVG, is a direct competitor in the domestic interactive pari-mutuel gaming market and currently accepts wagers from customers living in twelve states. The Television Games NetworkTM is a 24-hour national horse racing channel broadcast over cable and satellite. Customers receive a dedicated television set-top box linked to the Television Games Network’s pari-mutuel wagering system. The Television Games Network’s web-based wagering product was launched in 2000. The Television Games Network has formed exclusive relationships with a number of major U.S. horse tracks to broadcast their events.
In 2002, Magna introduced XpressBetTM, an online wagering platform which allows customers to place wagers online throughout North America.
We also consider several other companies offering interactive wagering to residents of the U.S. to be viable competitors. One such company, Winticket.com owned by AmericaTAB, has formed non-exclusive relationships with many of the same tracks we offer. Other competitors include The Racing Channel, doing business as Oneclickbetting.com.
We believe potential new domestic and international competitors looking to enter the interactive wagering marketplace may include large established interactive and online software companies, media companies and gaming companies. Our business strategies may be influenced by the timing of a competitor’s product releases and the similarity of such products to our products. Additional competition may result in significant pressure on our pricing and profit margins.
Government Regulation and Legislation
Current Licensing
In December 2004, the State of California Horse Racing Board renewed both of our in-state and out-of-state ADW licenses through the end of 2006. Terms for these two-year licenses began on January 1, 2005.
In June 2005, the Oregon Racing Commission approved our application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalisator hub license to accept and place online and telephone horse racing pari-mutuel wagers.
Also in June 2005, the Idaho State Racing Commission approved our application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalisator hub license to accept and place online and telephone horse racing and pari-mutuel wagers.
In July 2005, the Washington Horse Racing Commission approved our application for a one-year ADW license to accept and place online and telephone horse racing and pari-mutuel wagers.
In November 2005, the Oregon Racing Commission approved IRG’s application for a multi-jurisdictional simulcast and interactive wagering totalisator hub license to accept and place telephone horse racing pari-mutuel wagers. This license is subject to renewal in June 2006 and, if renewed, would be subject to renewal on an annual basis thereafter.

Other Government Regulation and Licensing
Gaming activities are subject to extensive statutory and regulatory control by federal, state and foreign agencies and could be significantly affected by any changes in the political climate and changes to economic and regulatory policies. These changes may impact our operations in a materially adverse way. Our facilities are used by customers to place wagers and we receive commissions derived from such wagers; therefore various statutes and regulations could have a direct and material impact on our business and on the public demand for our products and services.
In 2000, the Interstate Horse Racing Act was amended to clarify the legality of wagering via telephone or other electronic media and the commingling of pari-mutuel wagering pools. In September 2005, U.S. Senator Kyl circulated a proposed bill entitled “The Unlawful Internet Gambling Enforcement Act of 2005.” This bill would bar credit card issuers and other financial institutions from transmitting money related to online wagering. The Kyl bill sets out a specific exemption for the placing, receiving or transmission of a wager that is governed by and complies with the Interstate Horseracing Act. In November 2005, U.S. Representative Jim Leach introduced a similar bill in the House of Representatives. The Leach bill specifically exempts the Interstate Horse Racing Act of 1978 from its definition of “unlawful Internet gambling” and has been referred to the House Subcommittee on Financial Institutions and Consumer Credit for consideration. U.S. Representative Goodlatte recently introduced a bill entitled “The Internet Gambling Prohibition Act,” which has been referred to the House Judiciary Committee for consideration. This bill also has a specific exemption from its coverage for the Interstate Horse Racing Act. There is no indication at this time that either the House or the Senate will act on any of these three bills. Other proposals similar to the Kyl bill and the Goodlatte bill could emerge in Congress. In the U.S., three states prohibit all forms of gaming. From time to time, we receive correspondence from various governmental agencies inquiring into the legality of our activities. We believe that our activities conform to those federal and state laws and regulations applicable to our activities. However, we face the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with our interpretation of the applicable laws in the other 47 states, and therefore, we are at risk of losing such lawsuits or actions and may be subject to significant damages or civil or criminal penalties.
Many states have considered and are considering interactive and Internet gaming legislation and regulations which may prohibit us from continuing to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business.
Any expansion into international markets may subject us to additional regulation in those countries into which we expand. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.
World Trade Organization Proceeding
On April 7, 2005, the Appellate Body of the World Trade Organization, referred to as the WTO, circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda, referred to as Antigua, challenging certain U.S. measures affecting the cross-border supply of gambling and betting services. Antigua claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the U.S. in violation of certain U.S. obligations under the General Agreement on Trade in Services, referred to as GATS. In relevant part, Antigua argued that the U.S. was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The Appellate Body of the WTO found, inter alia, “that the U.S. has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire Act, the Travel Act and the Illegal Gambling Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing, and therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body, referred to as the DSB,of the WTO, and the U.S. was requested to bring its measures into conformity with its obligations under the GATS. Pursuant to WTO dispute settlement procedures, at a meeting of the DSB on May 18, 2005, the U.S. Government informed the DSB that it intends to comply with the rulings and recommendations contained in the report. If it is impracticable for a WTO member government to comply immediately, the member is given a “reasonable period of time” (e.g., fifteen months) in which to do so. On June 6,

2005, Antigua requested that the WTO appoint an arbitrator to determine the reasonable period of time for U.S. compliance. On August 19, 2005, the WTO circulated the report of the arbitrator finding that the reasonable period of time for the U.S. to comply will end on April 3, 2006. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the Appellate Body report and what effect, if any, the Appellate Body report will have on our business and operations.
Employees
As of December 31, 2005, we had 106 full-time employees. We have never had a work stoppage, and none of our employees as of December 31, 2005 were represented by a labor union. We consider our relations with our employees to be good. We believe our future success will largely depend upon our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial professionals and the continued service of our present senior management and key technical employees.
Available Information
Youbet’s Internet website address is http://www.youbet.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.
ITEM 1A. RISK FACTORS
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.
Risks Related to Our Business
If it is determined that our business practices violate state gaming laws or regulations, we could be subject to claims for damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers from these states in the future.
We currently have licenses in the states of California, Idaho, Oregon and Washington to operate an ADW multi-jurisdictional wagering hub and/or to accept wagers from residents of such states. We also accept pari-mutuel wagers from subscribers in other states where existing state laws purport to prohibit or restrict our ability to accept pari-mutuel wagers from such states. However, we believe accepting such wagers is permitted pursuant to the Interstate Horseracing Act of 1978, as amended, state laws, and certain other laws and legal principles and doctrines, including those contained in the U.S. Constitution. However, state attorneys general and gaming regulators may interpret state gaming laws, the federal statutes and constitutional principles and doctrines in a narrower manner than we do. If a federal or state court were to adopt such a narrow interpretation of these laws, we may face criminal or civil damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers in one or more states in the future, which may adversely affect our business and results of operations.
In addition, if any proceedings were brought by governmental or private litigants who disagree with our interpretation of the applicable laws, the adverse publicity, cost of such litigation and diversion of management’s focus and time away from our business operations may have a materially adverse effect on our financial condition and results of operations. From time to time, we have received correspondence from various state governmental agencies inquiring into the legality of our business activities and, in certain circumstances, alleging our non-compliance with state gaming laws. To date, we have responded in a timely manner to all of these inquiries outlining our legal position, which we believe permits our business operations in such states. One or more of these state governmental agencies may not agree with our legal position or could institute proceedings against us that are intended to prohibit or restrict our business.

Furthermore, many states have considered and are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to Youbet.
If credit card companies, as a policy, refuse to process wagering account transactions due to perceived legal uncertainty surrounding online, live event wagering, our business and results of operations could be adversely affected.
Credit card companies may in the future become hesitant to process deposits, fees and online transactions by our customers. This would limit the methods of payment available to our subscribers, reducing the convenience of our services and may make competitive services more attractive. This may adversely affect our business and our relationship with account wagering entities.
In September 2005, Senator Jon Kyl circulated a proposed bill entitled “The Unlawful Internet Gambling Enforcement Act of 2005,” which would bar credit card issuers and other financial institutions from transmitting money related to online wagering. However, the bill sets out a specific exemption for wagers that comply with the Interstate Horseracing Act. In November 2005, U.S. Representative Jim Leach introduced a similar bill in the House of Representatives. The Leach bill specifically exempts the Interstate Horse Racing Act of 1978 from its definition of “unlawful Internet gambling” and has been referred to the House Subcommittee on Financial Institutions and Consumer Credit for consideration. U.S. Representative Goodlatte recently introduced a bill entitled “The Internet Gambling Prohibition Act,” which has been referred to the House Judiciary Committee for consideration. This bill also has a specific exemption from its coverage for the Interstate Horse Racing Act. There is no indication at this time that either the House or the Senate will act on any of these three bills, but if these bills are signed into law without an exception for legal pari-mutuel wagers placed on horse races, their passage would have a material adverse effect on our business.
If the federal government or state governments impose taxes on wagers, our business or IRG’s business could be adversely affected.
If one or more governmental authorities successfully asserts that we or IRG should collect taxes on wagers, it could adversely affect our business. Neither we nor IRG currently collect taxes for wagers. We and IRG pay all applicable taxes to the State of Oregon where one of our multi-state hubs resides and is currently regulated. However, one or more local, state or foreign jurisdictions may seek to tax online and Internet wagering when a subscriber is physically within their jurisdiction at the time the wager is placed. Such taxes, if imposed, would have a materially adverse effect on our business and IRG’s business.
If our license and content agreement with TVG is terminated or is not renewed, and if we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
TVG has formed exclusive relationships with a number of major U.S. horse tracks. Because of TVG’s exclusive relationship with certain horse tracks, in May 2001, we entered into a license and content agreement with TVG. Pursuant to this license and content agreement, we have a non-exclusive license to access the simulcast audio, video and data content, as well as the wagering pools, of these racetracks. If our agreement with TVG is terminated or is not renewed, and if we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
An adverse ruling on one or more claims in our arbitration proceedings with TVG could adversely affect our liquidity and operating performance.

We are involved in arbitration proceedings with TVG to settle a dispute regarding the amount of license and transaction fees payable to TVG from April 1, 2002 through and including March 31, 2005 and certain other matters under our license and content agreement with TVG. On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking monetary damages in the amount of approximately $5.8 million, plus interest, and declaratory relief. We intend to defend this action vigorously, and we also have asserted certain counterclaims and have sought declaratory relief under the license and content agreement. The outcome of the arbitration and counterclaims cannot be predicted at this time. If the arbitration resulted in an adverse ruling against us on one or more of TVG’s claims, our liquidity and future results of operations could be adversely affected.
We face strong competition from the Television Games Network and others.
We believe that our principal domestic competitor in the interactive, pari-mutuel gaming market is TVG, which operates an ADW website and the Television Games NetworkTM. The Television Games Network is a 24-hour national racing channel for distribution over cable and DIRECTV, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. Further expansion of the Television Games Network’s product and expansion of exclusive relationships may make it difficult for us to grow our subscriber base and to obtain quality racing content. Additionally, if exclusive relationships account for a significant number of horse tracks, TVG may be able to secure relationships with additional horse tracks on more favorable terms than us.
We compete with several other companies, including America Tab, doing business as Win Ticket, XpressbetTM, a division of Magna, and the Racing Channel, doing business as Oneclickbetting.com. Worldwide, numerous Internet and other interactive ventures have been announced. We expect to compete with these entities, as well as other established companies which may enter the interactive, pari-mutuel gaming market. It is possible that our current and potential competitors may have greater resources than us.
In addition, our license and content agreement with TVG purportedly grants TVG a royalty-free and non-exclusive license to use or sublicense any assignable patents, utility models or other patent rights, as well as any applications, provisional applications and continuations of such rights, owned or acquired during the term of the agreement by Youbet or its affiliates. If TVG were to successfully bring an action to the effect that the intent of the agreement covered assignable patents not integral to providing online ADW services, we could face additional competition and not fully realize the benefits of such acquired patents. Any of the foregoing actions initiated by TVG could be time consuming and divert our attention and resources.
If, in response to allegations brought before the WTO, the U.S. government amends existing laws to exempt foreign providers of online gambling from, or restricts domestic service providers, our business could be adversely affected.
On April 7, 2005, the Appellate Body of the WTO circulated its report in a dispute settlement proceeding brought by the Government of Antigua challenging certain U.S. measures affecting the cross-border supply of gambling and betting services in violation of certain U.S. obligations under GATS. In relevant part, Antigua argued that the U.S. was discriminating between domestic and foreign remote suppliers of wagering services because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The WTO found in favor of Antigua, and the U.S. was requested to bring its measures into conformity with its obligations under the GATS. Pursuant to WTO dispute settlement procedures, at a meeting of the DSB on May 18, 2005, the U.S. Government informed the DSB that it intends to comply with the rulings and recommendations of the WTO. While the WTO decision does not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. government will take in response to the request of the WTO in light of the Appellate Body report and what affect, if any, the Appellate Body report will have on our business and operations.
If we are unable to retain our relationships with our content providers, our business could be adversely affected.
We are dependent upon a limited number of suppliers for the majority of our content, and if any one of those suppliers were to cancel its relationship with us, our business would be adversely affected. Recently, TVG filed a

Demand for Arbitration against us with the American Arbitration Association alleging certain underpayments by us and certain breaches by us of our license agreement with TVG. In addition, our right to simulcast and accept wagers on races at a number of the most recognized tracks and races, including The Preakness, one of horse racing’s Triple Crown races, is dependent on our license agreement with Magna, which currently is subject to a one-year agreement expiring December 25, 2006. The cancellation or non-renewal of our license agreements with these content providers or the cancellation or non-renewal of our agreements with a number of our other content providers would adversely affect our business.
If we or IRG are unable to retain our core customer base or if we or IRG fail to attract new customers, our business or IRG’s business could be adversely affected.
Our sophisticated data mining software generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences, which allows us to personalize our product offerings through targeted special offers tailored to specific customer segments. We believe that these techniques help us to retain our best customers. In addition, our marketing relationships with ESPN.com, CBS SportsLine.com, the Daily Racing Form and others help us attract new customers. If we or IRG are unable to retain our core customer base through robust content offerings and other popular features, if we or IRG lose customers to our competitors or if we or IRG fail to attract new customers, our business and IRG’s business would fail to grow or could be adversely affected.
The integration of acquired businesses, including IRG and United Tote, may result in substantial costs, delays and other problems.
Our future performance will depend on our ability to integrate the businesses that we acquire, including IRG, which we acquired in June 2005, and United Tote, which we acquired in February 2006. To integrate newly acquired businesses, including IRG and United Tote, we must integrate wagering operations and extend our financial and management controls (such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002) and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. We may not be able to successfully integrate these and other acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated or at all.
Furthermore, the costs of integrating IRG and United Tote could significantly impact our short-term operating results. These costs could include:
•	restructuring charges associated with the acquisitions; and

•	non-recurring acquisition costs, including accounting and legal fees, recognition of transaction-related obligations and various other acquisition-related costs.
The integration of newly acquired businesses will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management’s attention from our ongoing business concerns.
Although we perform diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. We may not be able to ascertain the value or understand the potential liabilities of the acquired businesses and their operations until we assume operating control of the assets and operations of these businesses. Once we acquire a business, we are faced with risks, including:
•	the possibility that we have acquired substantial undisclosed liabilities;

•	further regulatory approvals;

•	the risks of entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers; and

•	the possibility that we may be unable to retain key employees or to recruit additional managers with the necessary skills to supplement the management of the acquired businesses.
If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be adversely affected.
System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, break-ins or other unforeseen events could harm our business.
Our business is dependent upon our communications hardware and our computer hardware, substantially all of which are located at a leased facility in Woodland Hills, California. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage, but we do not have duplicate geographic locations for our site of operations. Thus, our systems remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, hardware or software error, computer viruses, computer denial-of-service attacks, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.
We may not be able to respond to rapid technological changes in a timely manner, which may cause customer dissatisfaction.
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success is dependent upon new product development and technological advancements, including the development of new wagering platforms. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
If we were to lose the services of Charles Champion, Gary Sproule or other key personnel, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our senior management team. Our Chief Executive Officer and our Chief Financial Officer are critical to the overall management of Youbet as well as the development of our technology, our culture and our strategic direction. While our Chief Executive Officer and our Chief Financial Officer are parties to employment agreements with Youbet, neither of these agreements prohibits the executive from terminating their employment agreement. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and we may not be able to retain and attract such employees.
Our operating results and those of IRG fluctuate seasonally and may be adversely impacted by a reduction in live racing dates due to regulatory factors.
We and IRG experience significant fluctuations in quarterly operating results due to the seasonality associated with the racing schedules. Generally, revenues are greater in the second and third quarters of the calendar year. We and IRG carry a limited number of live racing dates and the number of live racing dates varies somewhat from year to year. The allocation of live racing dates in most of the jurisdictions is subject to regulatory approval from year to year and, in any given year, there may not be the same or more racing dates than in prior years. A significant decrease in the number of live racing dates would reduce our revenues and those of IRG and cause business to suffer.
If the horse racing tracks that we or IRG carry experience unfavorable weather, it may cause races to be cancelled which would reduce our revenues and those of IRG and cause business to suffer.
Because horse racing is conducted outdoors, unfavorable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled. For example, in the fourth quarter of 2005, due largely to inclement weather, we carried 300 fewer races at predominantly premier tracks, than in the fourth quarter of 2004. Because a substantial portion of our operating expenses is fixed, a reduction in the number of races held or in the number of horses racing due to unfavorable weather would reduce our revenues and those of IRG and cause business to suffer.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices, which could materially reduce the amount wagered on horse racing and increase our costs, and therefore, adversely affect our revenue and operating results.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices. For example, on October 26, 2002, in connection with the Breeders’ Cup World Thoroughbred Championships held at Arlington Park in Chicago, Illinois, only one person placed winning bets on the Pick 6, a bet to pick the winning horse in six consecutive races. The bettor purchased all six winning tickets, valued at more than $2.5 million, through an off-track betting telephone system. Payment of the winnings was withheld when an examination of the winning bets revealed an unusual betting pattern. Scientific Games Corporation, the parent company of Autotote Systems, Inc., later announced that it had fired an employee who had allegedly accessed the totalisator system operated by Autotote Systems, altered the winning Pick 6 tickets, and erased the record of his access. The Federal Bureau of Investigation conducted an investigation, and three individuals pleaded guilty in federal court to conspiring to commit fraud and money laundering. Industry controversy, like the Pick 6 matter, could result in a perceived lack of integrity or security, a decline in bettor confidence, and likely lead to a decline in the amount wagered on horse racing. Any such controversy could lead to changes in legislation, regulation or industry practices, which could result in a material reduction in the amount wagered on horse racing and in the revenue and earnings of companies in the horse racing industry, including us.
If our systems and controls are unable to handle online security risks, our business will be adversely affected.
We use packet filters, firewalls and proxy servers which are all designed to control and filter the data allowed to enter our data center. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may make it easier for someone to compromise or breach the technology we use to protect our subscribers’ transaction data. If such a breach of security were to occur, it could cause interruptions in service and loss of data or cessation in service to our subscribers. This may also allow someone to introduce a “virus” or other harmful component to Youbet causing an interruption or malfunction.
To the extent our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies might not be sufficient to reimburse us for losses caused by such security breaches.
Risks Related to Our Acquisition of United Tote
United Tote’s totalisator business is dependent on its relationships with its track and other partners for a substantial portion of its revenue. The loss of all or a portion of these relationships could result in the failure of Youbet to realize the expected level of revenue from its acquisition of United Tote.
United Tote has contracts to provide totalisator services to approximately 110 tracks and other sporting venues that accept wagers, such as Jai Lai. As a result, the success of our acquisition of United Tote depends, in part, on our ability to maintain successful relationships with United Tote’s contract partners. Should these contract partners decide to discontinue purchasing totalisator services from United Tote, Youbet will fail to realize the expected increase in revenue from its acquisition of United Tote.
United Tote’s totalisator business is dependent on the total amount of wagers placed with its track partners.
United Tote’s contracts provide that it will receive a percentage of the pari-mutuel wagering pools for which it provides totalisator services. As the amount of pari-mutuel pools increase, United Tote’s revenues increase. Accordingly, a decrease in wagers placed at one or more of United Tote’s contract partners could cause a decline in United Tote’s and, in turn, our consolidated revenue as the owner of United Tote. Further, any material reduction by any one of United Tote’s contract partners in its level of commitment of resources, funding, personnel, and interest in continued development of horse racing or other wagering-based businesses could cause a decline in wagering and United Tote’s and our consolidated revenue.
United Tote’s totalisator business is dependent upon leading with and responding to technological changes.
United Tote’s success is dependent upon new product development and technological advancements, including the development of more advanced wagering terminals. While United Tote devotes resources to research and development and product enhancement, they may not be able to continue to improve and market existing products or technologies or successfully develop and market new products in a timely manner. Further technological developments by competitors may cause United Tote products or technologies to become obsolete or noncompetitive.
If we were to lose certain key United Tote employees during our integration of United Tote, our business would likely be adversely affected.
Our future success may depend upon maintaining the continued service of certain of United Tote’s key management team and employees. The members of United Tote’s senior management may be critical to our ability to foster a relationship with United Tote’s customers, to integrate United Tote into our operations and to continue the success of United Tote. In addition, the development and manufacturing of United Tote’s products and computer systems requires highly skilled employees whose knowledge of those products and systems is integral to United Tote’s success. If we were to lose certain of United Tote’s highly skilled technical, managerial, marketing and customer service personnel, our business would be adversely affected.
Risks Related to the Ownership of Our Common Stock
The share price of our common stock may be volatile and could decline substantially.
The trading price of our common stock has been volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. These factors include:
•	periodic variations in the actual or anticipated financial results of our business or that of our competitors;

•	downward revisions in securities analysts’ estimates of our future operating results or of the future operating results of our competitors;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our common stock; and

•	adverse changes in general market conditions or economic trends or in conditions or trends in the markets in which we operate.
Under the UT Group stockholder rights agreement, we agreed to a make-whole provision pursuant to which we will pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of our common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. If the price of our common stock were to decline and UT Group does not sell all or a substantial portion of their Youbet shares prior to February 9, 2007, we could be required to make a substantial payment to UT Group under this “make whole” provision.
If our quarterly results are below the expectations of securities market analysts and investors, the price of our common stock may decline.
Many factors, including those described under this Item, can affect our business, financial condition and results of operations, which makes the prediction of our financial results difficult. These factors include:
•	changes in market conditions that can affect the demand for horse race wagering;

•	general economic conditions that affect the availability of disposable income among consumers; and

•	the actions of our competitors.
If our quarterly operating results fall below the expectations of securities market analysts and investors due to these or other risks, securities analysts may downgrade our common stock and some of our stockholders may sell their shares, which could adversely affect the trading prices of our common stock.
We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, up to 1,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we may issue up to 64,366,373 shares of common stock that are authorized but not issued, and as of December 31, 2005, 3,617,943 of our authorized but unissued shares of common stock in the aggregate were issuable upon the exercise of vested options and outstanding warrants.
We do not intend to pay cash dividends. As a result, stockholders will benefit from an investment in our common stock only if it appreciates in value.
We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
•	As of December 31, 2005, Youbet owned no real property. Under a lease that expires in March 2010, Youbet occupies approximately 30,000 square feet of office space located at 5901 De Soto Avenue, Woodland Hills, California. Youbet has an option to extend the term of the lease for an additional five years. Youbet believes its facilities are adequate for anticipated future activities.

•	Under a lease that expires on August 31, 2006, IRG occupies approximately 3,500 square feet of office space located at the Holiday Beach Hotel and Casino at P. Euwensweg 31, in Willemstadt, Curacao. IRG has the right to negotiate an extension of this lease. IRG believes its facilities are adequate for anticipated future activities.
ITEM 3. LEGAL PROCEEDINGS
In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to the following proceedings because we believe that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. Consistent with our accounting policy, we will record legal defense costs as period costs when incurred. As such, we have not accrued for estimated future defense costs.
TVG Arbitration
In 2005, TVG exercised its rights under our license and content agreement to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. During this process, we attempted to correct a number of assumptions that we believe were erroneous and that were being used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the license and content agreement. As such, the final report issued to TVG merely compared our historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the license and content agreement, and demanded payment from us in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (referred to as the Monetary Claim).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that the 25 tracks listed on Schedule 1.15 of the license and content agreement are TVG Exclusive Tracks for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted that certain tracks were not TVG Exclusive Tracks even though they were included in Schedule 1.15. In its report, the accounting firm stated that: “Based on discussions with [TVG] . . . Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with . . . Youbet as well as with [TVG], neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.” In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) we have violated the license and content agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, our redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential legal, regulatory and financial ramifications thereof; (ii) we are not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology; and (iii) we are improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio/video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.
In November 2005, we filed our answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, we have not changed our manner of calculating and paying the license and transaction fees due to TVG under the license and content agreement.
Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein, filed a lawsuit against various parties, including Youbet. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, we paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against us, including: (i) our payment to the Trustee of $200,000, plus 12 percent interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of our common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant—whether or not assigned—do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because we had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when we, in good faith, paid the note and issued shares pursuant to the warrant. Discovery is proceeding, no trial date has been set, and we intend to vigorously defend this action. However, the outcome of the litigation cannot be predicted at this time.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock currently trades on the Nasdaq Capital Market under the symbol “UBET”. The following table sets forth the range of high and low bid price information for our common stock for each quarterly period within the last two fiscal years.

	High	Low
Year Ended December 31, 2005:
Three Months Ended
March 31, 2005	$6.18	$4.00
June 30, 2005	6.69	4.34
September 30, 2005	6.49	4.90
December 31, 2005	6.32	4.47
Year Ended December 31, 2004:
Three Months Ended
March 31, 2004	$4.20	$2.43
June 30, 2004	6.50	3.62
September 30, 2004	4.27	2.29
December 31, 2004	5.26	2.75
As of December 31, 2005, we had 308 stockholders of record.
Holders of common stock are entitled to receive dividends, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. Presently, no preferred stock is outstanding. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Our ability to declare or pay dividends in the future may be further limited by the terms of any then-existing credit facilities or indentures which may contain covenants restricting the payment of cash dividends.

Equity Compensation Plan Information
The following table sets forth certain information regarding Youbet’s Equity Incentive Plan. All information set forth below is as of December 31, 2005, pursuant to applicable regulations.

C
Number of
Securities
	A		Available for
Future Issuance
	Number of	B	Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities Warrants
	Outstanding	Outstanding	and Rights Warrants
	Options, Warrants,	Options, Warrants,	and Rights
Equity Compensation Plans	and Rights	and Rights	Reflected in (A))
Stock Options Approved by Security Holders	4,394,372	$2.30	184,437
Warrants Approved by Security Holders	35,000	$1.58	—

TOTAL	4,429,372	$2.29	184,437

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
RESULTS OF OPERATIONS
Revenues	$88,837	$65,249	$54,147	$26,019	$6,324

Income (loss) before income tax benefit	3,837	1,381	(4,003)	(8,991)	(14,799)
Income tax benefit	1,854	3,250	—	—	—

Net income (loss)	$5,691	$4,631	$(4,003)	$(8,991)	$(14,799)

Earnings per share:
Basic	$0.18	$0.16	$(0.15)	$(0.41)	$(0.76)
Diluted	$0.16	0.14	(0.15)	(0.41)	(0.76)
FINANCIAL POSITION
Cash, cash equivalents and restricted cash	$22,253	$16,973	$11,792	$7,616	$4,482
Total assets	40,829	25,442	18,852	18,473	19,886
Long term debt, net of current portion	178	158	—	—	—
Selected Unaudited Quarterly Results of Operations
In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2005. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,
	2005				2004
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$18,515	$23,482	$26,079	$20,760	$14,800	$16,683	$17,543	$16,223

Operating expenses:
Track fees	8,625	9,620	11,176	8,616	6,768	6,518	6,612	6,302
Licensing fees, TVG	3,012	5,745	5,973	4,811	2,021	4,002	4,496	3,906
Network operations	995	1,091	1,508	1,316	839	693	906	855
Research and development	320	414	398	447	416	440	415	239
Sales and marketing	1,276	1,800	1,643	1,641	669	969	940	957
General and administrative	3,182	3,325	3,230	3,997	2,984	3,318	3,148	3,315
Depreciation and amortization	232	318	507	534	1,133	714	208	230

	17,642	22,313	24,435	21,362	14,830	16,654	16,725	15,805

Income (loss) from operations	873	1,169	1,644	(601)	(30)	29	818	418
Interest income (expense), net	71	114	146	169	33	28	31	47
Other income (expense)	87	54	57	54	12	(17)	(58)	70

Pre-tax income (loss)	1,031	1,337	1,847	(378)	15	40	791	535

Income tax benefit	—	—	—	(1,854)	—	—	(3,250)	—

Net income	$1,031	$1,337	$1,847	$1,476	$15	$40	$4,041	$535

Net income per common share, diluted	$0.03	$0.04	$0.05	$0.04	$0.00	$0.00	$0.12	$0.02

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and other financial information included herein. This management’s discussion and analysis and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of our management, as well as assumptions made by, and information currently available to, our management. Such statements include those regarding general economic and e-gaming industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
This annual report on Form 10-K contains certain forward-looking statements. Statements containing expressions such “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” potential,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology used in our press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. These risks, uncertainties and other factors are discussed under the caption “Risk Factors” in Item 1A of this report.
Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Overview
We have established ourself as a leading, global brand name for online pari-mutuel horse race wagering. To date, we have focused on the United States pari-mutuel horse race wagering market through our main product, Youbet ExpressSM, which features online wagering, simulcast viewing, and in-depth, up-to-the-minute information on horse racing. Our customers receive interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, the United Kingdom, Canada, Australia, South Africa, and Hong Kong. We are working to expand the Youbet.comSM brand, its products, and its services throughout the United States and in select international markets.
In 2005, our focus on long-term value creation and profitable growth contributed to the following financial achievements:
•	192% year-over-year increase in income before income taxes from $1.4 million in 2004 to $3.8 million in 2005;

•	Highest annual revenues in company history, with revenue growth of $23.6 million, or 36%, over 2004 (including $6.5 million of revenues from IRG, which was not a consolidated subsidiary in 2004); and

•	Strong cash flow generation of approximately $5.8 million in cash provided by operating activities.
In addition to these financial achievements, we accomplished the following strategic objectives in 2005 to enhance long-term shareholder value:
•	Acquired IRG, a privately-held, pari-mutuel account wagering company based in Curacao, a Netherlands Antilles territory;

•	Under our ownership, IRG became the first pari-mutuel rebate provider to be licensed by a U.S. racing regulatory jurisdiction. The Oregon Racing Commission granted IRG a license to operate a multi-jurisdictional simulcast wagering hub in Oregon through its phone center in Curacao, Netherlands Antilles.

•	Established an independent wagering compliance committee to ensure the ongoing use of “best practices” in its internal gaming and pari-mutuel wagering controls. The committee is comprised of independent, outside experts in law enforcement, security, gaming and financial transactions.

•	Continued to pursue expansion opportunities in various international markets to diversify our revenue sources and customer base.
In addition, in February 2006, we acquired United Tote Company to realize further revenue diversification through new services, product opportunities and distribution channels. As a result of our acquisition of United Tote, we will begin operating as two reportable segments in 2006, which we operate and manage as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Our reporting segments are based upon business units; one segment consists of the combined operations of Youbet and IRG, and the other consists of solely of the operations of United Tote. Our reporting segments follow the same accounting policies used for our consolidated financial statements.
Critical Accounting Estimates and Policies
Although our financial statements necessarily make use of certain accounting estimates by management, except as described below, we believe no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of material impact on our financial condition or operating performance. Moreover, except as described below, we do not employ any critical accounting policies that are selected from among available alternatives or require the exercise of significant management judgment in their application.
Revenues
We record commission revenues and the related track and market access fees as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue are relatively insignificant. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from revenues as are the volume discounts offered by IRG.
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreements with TVG, Magna and various independent racetracks, we receive a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees represent our primary revenue stream. We expect the majority of its future revenue to be in the form of fees from wagering. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
Intangibles
Licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. We amortize IRG’s customer list on a straight-line basis over the estimated useful lives of the various customer segments, based on the quality of each customer segment. We amortize the non-competition agreements on a straight-line basis over ten years, the term of the non-competition agreements. We re-assess the amortization lives on a regular basis for potential adjustment.
Internally Developed Software
We capitalize internally developed software costs after the preliminary project stage is completed and until the software is ready for use. Under the provisions of Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project. The capitalization of software requires judgment in determining when a project has reached and concluded the development stage and the period over which Youbet expects to benefit from the use of that software. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with the project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the software is ready for its intended purpose. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two to four years. We regularly review the carrying value of capitalized software development costs, and we recognize a loss if the value benefit related to the asset falls below the unamortized cost.
Contingencies
Contingent liabilities are provided for in accordance with Statement of Financial Accounting Standards No. 5, or SFAS 5, Accounting for Contingencies. According to SFAS 5, an estimated loss from a loss contingency is charged to income if (a) it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (b) the amount of the loss can reasonably be estimated. Disclosure in the notes to the financial statements is required for loss contingencies not meeting both conditions if there is a reasonable possibility that a loss may have been incurred. We record legal defense costs as period costs when the related services are provided. Gain contingencies are not recorded until realized.
Recent Accounting Pronouncements
In December, 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for us for the quarterly period ending March 31, 2006. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on cash flow.
In May 2005, the FASB issued SFAS No. 154, or SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles not prescribed by specific transition provision of the newly adopted standard. It carries forward without change the requirements of Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by the adoption of SFAS 154 when it becomes effective.
Results of Operations for the Twelve Months Ended December 31, 2005, Compared to the Twelve Months Ended December 31, 2004
Revenues
Total revenues increased 36% for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase is partially due to $6,471,018 of IRG revenue for the year ended December 31, 2005 that we did not have in 2004. Handle for the year ended December 31, 2005 was $472,643,635, an increase of 50% from the prior year. This increase is partially due to $77,429,614 of IRG handle included in the current year’s total that we did not have in 2004.
Our blended yield, commission revenue less track and licensing fees (each as calculated and presented in accordance with GAAP), as a percentage of handle was 5.9% during 2005, compared to 7.0% during 2004 reflecting the impact of the lower yielding IRG handle. We generated a 6.4% yield on Youbet handle and a 3.3% yield on IRG handle. The 6.4% yield is a decline from the 2004 yield of 7.0% due to a change in year-over-year track mix. We believe that yield is a useful measure to evaluate operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Operating Expenses
Track Fees: Track fees increased 45% to $38,037,555 for the year ended December 31, 2005, compared to $26,199,688 for the year ended December 31, 2004. The increase was primarily due to $3,886,551 of track fees associated with IRG operations, which we acquired in 2005. The remaining increase was primarily due to an increase in handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
Licensing, TVG: For the year ended December 31, 2005, these fees increased 36% to $19,540,777, compared to $14,424,438 for the twelve months ended December 31, 2004, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable under our license and content agreement with TVG.
Network Operations: Network operations expense increased 49% to $4,909,670 for the twelve months ended December 31, 2005, compared to $3,292,591 for the twelve months ended December 31, 2004. This increase was primarily due to $969,696 of network operations expenses related to handle associated with IRG that we did not have last year. The remaining increase was primarily due to increased totalisator fees related to increased wager volume. The increase was also due to an increased number of data center personnel and increased data center expenses. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalisator fees.
Research and Development: Research and development expense remained nearly unchanged in 2005 from the $1,510,969 incurred during 2004. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
Sales and Marketing: Sales and marketing expense increased 80% to $6,359,216 for the year ended December 31, 2005, compared to $3,535,270 for the prior year. The increase was due, in part, to $777,193 of IRG player services expenses that we did not have last year. The remaining increase was primarily due to increased international and domestic business development efforts, increased marketing programs, including expenses associated with our CBS SportsLine.com and ESPN.com agreements that we did not have during 2004. Additionally, during 2005, we incurred a $131,791 write-off related to two international business development opportunities that we are no longer pursuing. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during 2004 but are now accounted for in sales and marketing. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
General and Administrative: General and administrative expense increased 8% to $13,734,634 for the year ended December 31, 2005, compared to $12,763,902 for the twelve months ended December 31, 2004. The increase of $970,732 includes $275,231 of expenses associated with the operations of IRG that we did not have last year. The increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, and consulting expenses. These increases were partially offset by decreased Sarbanes-Oxley compliance and other legal expenses. Additionally, certain player services costs that were accounted for as sales and marketing expense in the current year were accounted for in general and administrative in 2004. As we grow our business and expand our operations, we expect our general and administrative expense to increase, however, we believe that general and administrative expense as a percentage of net revenues will decline. For 2005, 2004 and 2003, general and administrative expense as a percent of net revenues was 49%, 58% and 62%, respectively.
Depreciation and Amortization: Depreciation and amortization decreased 30% for the twelve months ended December 31, 2005, compared to the same period in 2004. The current year includes $338,388 of amortization related to the intangible assets acquired in the IRG acquisition. Depreciation and amortization previously primarily consisted of amortization of licensing rights related to the TVG license agreement, which were fully amortized in May 2004.
Income Taxes: During 2005, we determined that approximately $9,000,000 of Youbet’s aggregate $56,755,000 net operating loss carryforward should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expansion into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it is appropriate to increase the deferred tax asset by $3,582,000 in 2005.
Results of Operations for the Year Ended December 31, 2004, Compared to the Year Ended December 31, 2003
Revenues
Revenues for 2004 increased 21% to $65,249,114, compared to $54,146,870 for 2003. Handle for 2004 increased 14% to $315,221,304, compared to $276,728,601 for 2003. Our year-over-year revenue growth outpaced year-over-year handle growth, in part, because Youbet discontinued Magna’s Call-a-Bet service during 2004. In 2003, Youbet reported Magna’s Call-a-Bet revenue at the net commission rate of 2.2% of handle while current commission rates range from 10% to 30% (approximately 20% on average). Also contributing to the higher revenue growth rate is the fact that Youbet’s customers, in aggregate, have shifted their wagering patterns slightly towards higher margin tracks and exotic wagers such as exactas, trifectas and superfectas. Exotic wagers generate higher commissions than win-place-show wagers. Our higher margin tracks (primarily the tracks that are not subject to our agreements with TVG and Magna) accounted for 63% of our commission revenues for the year ended December 31, 2004, an increase of 5% over 2003.
Operating Expenses

Track Fees: Track fees increased 15% to $26,199,688 in 2004, compared to $22,805,411 in 2003. The increase was primarily due to an increase in handle. Handle increased primarily due to increased marketing efforts and incentives offered to wager on higher yielding tracks.
Licensing, TVG: Payments under our license agreement with TVG increased 33% to $14,424,438 in 2004, compared to $10,839,164 in 2003 primarily due to increased wagering on TVG tracks.
Network Operations: Network operations expense increased 8% to $3,292,591 in 2004, compared to $3,048,950 in 2003. This increase was due to the increased number of data center personnel, security upgrades and audio/visual enhancements, partially offset by decreased totalisator and network connectivity fees resulting from lower rates.
Research and Development: Research and development expense decreased 6% to $1,510,969 in 2004, compared to $1,601,339 in 2003. The decrease was primarily due to the capitalization of certain internally developed software costs in 2004 pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and also Statement of Position 98-1.
Sales and Marketing: Sales and marketing expense increased 55% to $3,535,270 in 2004, compared to $2,287,530 in 2003. The increase was due to higher business development expenses related to our efforts to diversify revenue sources, as well as, increased marketing, advertising and promotions programs, including, online media, radio, track promotions and our new National Thoroughbred Racing Association and ESPN.com relationships.
General and Administrative: General and administrative expense increased 12% to $12,763,902 in 2004, compared to $11,421,959 in 2003. The increase was primarily due to an increase of $1,173,900 in employee costs which includes salaries, benefits, and performance related bonuses. Other increases included, retirement plan contributions, outside legal fees, a write-off of expenses associated with our proposed American Wagering, Inc. transaction that was withdrawn, and Sarbanes-Oxley Section 404 compliance expenses. These increases were partially offset by a decrease of $846,600 in consulting and professional fees.
Depreciation and Amortization: Depreciation and amortization decreased 57% to $2,286,408 in 2004, compared to $5,270,521 in 2003 primarily because the licensing rights related to the TVG license agreement were fully amortized by May 2004. Depreciation and amortization primarily consisted of amortization of licensing rights related to the TVG license agreement.
Income (Loss) from Operations
In summary, income from operations for the year ended December 31, 2004 increased to $1,235,848 from a loss of $3,128,004 in 2003, a $4,363,852 improvement over the prior year due, in part, to a substantial increase in revenues driven by growth in handle and incentives offered to our customers to wager on tracks with higher margins. We will continue to focus on revenue growth through strategic marketing campaigns, technology advancements, and our ability to allocate handle to the highest yielding tracks.
Other Income and Expense
Interest Income: Interest income increased 192% to $154,446 in 2004, compared to $52,857 in 2003. The increase was due to increased levels of cash, improved cash management and reinvesting funds in higher yielding accounts.
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
Other: Other income (expense) of $6,413 in 2004 was primarily due to the collection of previously written-off accounts receivable and certain amounts received from the settlement of certain legal matters.

Income Taxes
During 2004, we determined that approximately $3,314,000 of Youbet’s aggregate $24,661,000 deferred tax asset related to our net operating loss carryforward should be recognized. Youbet’s growth plans potentially included industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we believed that all potential transactions would be accretive to earnings, we were aware of the risks involved with an aggressive growth strategy. Therefore, based on the level of uncertainty, combined with our cautious optimism, we believed that it was appropriate to recognize $3,314,000 of the deferred tax asset in 2004.
Liquidity and Capital Resources
During 2005, we funded our operations primarily with net cash provided by operating activities, in addition to proceeds received from the exercise of stock options and warrants. As of December 31, 2005, we had net working capital of $12,014,948 (including the current portion of our deferred tax asset of $4,088,000), compared to $8,876,233 (including the current portion of our deferred tax asset of $1,791,000) at December 31, 2004. As of December 31, 2005, we had $16,685,787 in cash and cash equivalents, $5,567,077 in restricted cash, and no debt from borrowed funds. In February 2006, we used $8,747,510 of unrestricted cash to partially finance the United Tote acquisition. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, and telecommunications. In addition, the former owners of IRG are entitled to certain earn-out payments based on IRG’s future performance. As of December 31, 2005, we had accrued approximately $1.0 million of a maximum earn-out payment of $1.9 million, payable on or about August 31, 2006. The precise payment is subject to adjustment and continued performance through June 1, 2006. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds, and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of $50 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Cash Flows for the Twelve Months Ended December 31, 2005, Compared to the Twelve Months Ended December 31, 2004
Net cash provided by operating activities was $5,829,017 for the twelve months ended December 31, 2005, compared to net cash provided by operating activities of $4,377,278 for the twelve months ended December 31, 2004. The year-over-year increase of $1,451,739 was primarily due to an increase in accrued expenses, income tax benefit, net income, and trade payables, track related; partially offset by a decrease in deposits and other assets, depreciation and amortization, other receivables, and restricted cash.
Net cash used in investing activities for the year ended December 31, 2005 was $3,911,729, compared to net cash used in investing activities of $428,966 in the same period of 2004. The year-over-year increase of $3,482,763 was primarily due to the net cash paid in connection with the IRG acquisition, restricted cash in connection with escrow deposits for the United Tote acquisition, and increased purchases of property and equipment.
Net cash provided by financing activities was $1,481,009 and $1,065,254 for the twelve months ended December 31, 2005 and 2004, respectively. The year-over-year increase of $415,755 was primarily due to increased proceeds from the exercise of stock options and warrants, partially offset by increased repayment of long-term debt in 2005.

As of December 31, 2005, and December 31, 2004, customer deposits totaled $5,905,099 and $3,327,132, including unremitted IRS tax withholdings on behalf of customers of $44,263 and $57,833, respectively. The $2,577,967 increase in customer deposits since the prior year-end is primarily due to the inclusion of IRG customer deposits. Similarly, accounts receivable increased $1,909,319, primarily due to the inclusion of IRG customer receivables.
We are currently a party to the two legal proceedings described in detail under Part I, Item 3 “Business—Legal Proceedings”. In accordance with SFAS 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to these proceedings because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. We cannot predict the cost of defense at the present time, which costs are recorded under our policy as period costs when incurred. We intend to defend these proceedings vigorously.
In 2005, we entered into capital lease arrangements totaling $1,006,874, and $468,353 in capital lease obligations will become due within the next 12 months. Also, during the 2005, we entered into operating lease arrangements totaling $731,023, and $286,133 in operating lease obligations will become due within the next 12 months.
As of December 31, 2005, IRG has a significant concentration of credit risk for their outstanding customer receivables. In aggregate, IRG’s 10 highest customer receivable balances accounted for $1,136,960, or 80%, of IRG’s total customer receivable balance of $1,421,458. Customer receivable balances will fluctuate, and pursuant to our policy, we periodically assess our receivables for collectability to determine the appropriate level of allowance for doubtful accounts. As of December 31, 2005, the balance of IRG’s allowance for doubtful accounts on customer receivables was $0.
Cash Flows for the Year Ended December 31, 2004, Compared to the Year Ended December 31, 2003
Net cash provided by operating activities was $4,377,278 for 2004, compared to $1,697,777 for 2003. The year-over-year increase of $2,679,501 was primarily due to net income of $4,631,334 in 2004, representing an increase of $8,633,899 from a net loss of $4,002,565 reported for 2003. This includes the effect of the decrease of $3,314,000 in the deferred tax asset valuation allowance applied to the current year pre-tax income and a decrease of $2,984,114 related to depreciation and amortization.
Net cash used in investing activities for the year ended December 31, 2004 was $428,966, compared to net cash provided by investing activities of $175,108 for the year ended December 31, 2003. The year-over-year decrease of $604,074 relates primarily to changes in long term restricted cash, which decreased $350,761 and an increase in equipment purchases of $215,232 in 2004.
Net cash provided by financing activities was $1,065,254 and $1,841,144 for the years ended December 31, 2004 and 2003, respectively. The year-over-year decrease of $775,890 was primarily due to a decrease of $1,365,495 in proceeds from exercise of stock options and warrants, a decrease of $2,000,000 in proceeds from notes payable and an increase of $2,750,000 for payments of notes payable.
Off Balance Sheet Arrangements
On September 16, 2003, we posted a letter of credit supported by a restricted cash account in the amount of $705,071 in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination. Also, on September 16, 2003, we and the landlord amended the lease agreement to include a new letter of credit provision which permits annual automatic reductions of approximately $107,000 in the letter of credit obligation. As of December 31, 2005, the letter of credit obligation and corresponding cash collateral balance was $489,048.
In November 2002, the Financial Accounting Standards Board issued FIN No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the agreements that we have determined are within the scope of FIN 45:

•	Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers, directors, and other service providers. The term of the indemnification period is for the individual’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal, and we had no liabilities for these agreements as of December 31, 2005.

•	We enter into indemnification provisions under our agreements with other companies in the ordinary course of business. Under these provisions, we generally indemnify the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities for these agreements as of December 31, 2005.

•	United Tote, now a wholly-owned subsidiary of ours, has guaranteed approximately $450,000 of equipment lease payments to be made by a joint venture owned in part by United Tote.
Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2005, based on obligations and commitments as of December 31, 2005.

	Payments Due by Period
Contractual					2010 and
Obligations	2006	2007	2008	2009	Beyond	Total
Charles Champion	$509,216	$539,768	$572,155	$—	$—	$1,621,139
Gary Sproule	325,000	325,000	—	—	—	650,000
David Marshall	290,125	307,533	25,749	—	—	623,407
Capital leases and other financed arrangements	468,353	142,124	35,531	—	—	646,008
Operating equipment leases	286,133	253,078	137,771	-- --	—	676,982
Operating facility leases	821,563	846,209	871,596	897,744	532,735	3,969,847
Minimum totalizator related guarantees	500,000	516,667	600,000	500,000	—	2,116,667
IRG earn-out payments (1)	2,400,000	2,400,000	4,900,000	—	—	9,700,000
Other	1,082,417	374,750	53,125	—	—	1,510,292

Total	$6,682,807	$5,705,129	$7,195,927	$1,397,744	$532,735	$21,514,342

(1) IRG earn-out payments reflect the maximum contingent amounts payable. The actual amounts paid may be lower, depending upon IRG’s performance.
In 2005, we entered into capital and operating lease arrangements for networking equipment, computer equipment, and software totaling $1,737,897, of which $754,486 will become due within the next 12 months. We did not enter into any financed purchase arrangements in 2005, but $160,524 will become due within the next 12 months from prior year purchases.
All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from this table.

Youbet Promissory Notes
On February 10, 2006, we issued three promissory notes with an aggregate principal amount of $10.2 million in connection with the acquisition of United Tote. For information regarding this acquisition, see “Item 1. Business—Business Development—Acquisition of United Tote.”
The first promissory note has a principal amount of $5.2 million, matures on February 9, 2007, and bears interest at 5.02% per annum, which interest is payable on a quarterly basis beginning May 31, 2006. If we receive any “excess capital” (as defined in the note), we are required to prepay the principal and interest on the note in the amount of such excess capital.
The second promissory note has a principal amount of $1.8 million, matures on February 8, 2008, and bears interest at 5.02%, which interest is payable at maturity. The terms of the $1.8 million note are substantially similar to those of the $5.2 million note, except that: (i) we are not required to make a mandatory “excess capital” prepayment under the $1.8 million note until the $5.2 million note has been paid in full, but no earlier than March 9, 2007; and (ii) we may set off from the amount we owe under this note a maximum of $1.0 million under certain circumstances involving the chief executive officer of United Tote and/or the chief operating officer of United Tote pursuant to a management retention agreement.
The third promissory note has a principal amount of $3.2 million, matures on February 8, 2008, and bears interest at 5.02%, which interest is payable at maturity. The terms of the $3.2 million note also are substantially similar to those of the $5.2 million note, except that: (i) we are not required to make a mandatory “excess capital” prepayment under the $3.2 million note until both the $5.2 million note and the $1.8 million note have been paid in full, but no earlier than June 11, 2007; and (ii) we may set off from the amount we owe under this note any loss suffered by us for which we are entitled to indemnification under the stock purchase agreement.
None of the promissory notes can be transferred without our consent. Also, each promissory note contains customary events of default and provides that, upon the occurrence of certain events of default, we will be required to pay default interest of 11.02% per annum until the event of default is cured or until the note is paid in full.
United Tote Credit Agreement
On September 5, 2003, United Tote entered into a credit agreement with Manufacturers and Traders Trust Company, or M&T Bank, consisting of a revolving credit facility, an equipment line of credit and a mortgage term loan. Our acquisition of United Tote on February 10, 2006, constituted a change of control under the M&T Bank credit agreement. However, in connection with our acquisition of United Tote, M&T Bank agreed not to accelerate the payment of any outstanding amounts due under its credit agreement until April 30, 2006, while Youbet negotiates a replacement credit facility. In addition, we agreed to fully and unconditionally guarantee the United Tote credit agreement.
The United Tote credit agreement currently consists of a $2.0 million revolving line of credit and a $15.5 million equipment line of credit, each of which require interest payable monthly at LIBOR plus 3.25%. The line of credit expires in September 2006, and the term loans under the equipment line of credit mature at various dates from September 2008 to September 2010. As of February 10, 2006, United Tote had aggregate borrowings of approximately $14.65 million outstanding under the M&T Bank credit agreement.
The line of credit and term loans are collateralized by a first security position lien on all of United Tote’s personal property and fixtures. The credit agreement allows United Tote to prepay principal amounts outstanding under the agreement and requires United Tote to prepay principal amounts outstanding under the equipment line of credit if it sells equipment that was purchased with funds borrowed under the equipment line of credit. The credit agreement contains customary covenants, including, but not limited to, restrictions on the ability of United Tote to incur liens, make investments, pay dividends and sell or transfer assets. The credit agreement also contains customary events of defaults and certain restrictive financial covenants, including requirements to maintain a specified (i) debt service ratio, (ii) minimum tangible net worth, and (iii) its ratio of total liabilities to tangible net worth. As of December 31, 2005, United Tote was not in default under their M&T credit agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005, our portfolio of investments included $16,685,787 of cash and cash equivalents and $5,567,077 of restricted cash. Our portfolio of cash and cash equivalents consists of highly liquid investments with maturities of three months or less at the date of purchase. The average yield on our investments was approximately 4.1% at December 31, 2005. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures. As of December 31, 2005, with the participation of our management, the Chief Executive Officer and Chief Financial Officer of Youbet evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures (1) were designed to ensure that material information relating to Youbet, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by Youbet in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We may from time to time make changes aimed at enhancing the effectiveness of our controls and procedures to ensure that our systems evolve with our business.
Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we conducted a comprehensive effort to document and test internal controls at IRG (which we acquired in June 2005). During the course of these activities, we made a number of improvements to strengthen certain aspects of IRG’s internal controls and have identified certain other control issues that management plans to improve; however, we did not identify any material weaknesses in internal control over financial reporting. In 2006, we expect to conduct a similar comprehensive effort to document and test internal controls at United Tote (which we acquired in February 2006), although management cannot predict the results of these efforts at this time.
Management’s Report in Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of our independent auditors are included in our consolidated financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Auditors on Internal Control Over Financial Reporting” and are incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
Mr. Brierley has advised Youbet’s Board of Directors that he will not be standing for re-election to the Board at Youbet’s 2006 Annual Meeting of Stockholders due to his commitments to Aircuity, Inc., where he serves as

President and Chief Executive Officer. Mr. Brierley has agreed to remain on the Board of Directors and to continue serving as the Chairman of Youbet’s Audit Committee and as its audit committee financial expert until Youbet’s 2006 Annual Meeting of Stockholders, which is currently expected to be held in June 2006. Mr. Brierley’s departure is not related to any dispute with Youbet, nor is it related to any accounting or financial reporting issue.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
The following table sets forth certain information regarding the executive officers as of December 31, 2005 and the current directors of Youbet:

Name	Age	Position
Charles F. Champion	51	Chairman of the Board, Chief Executive Officer and President
Gary W. Sproule	55	Chief Financial Officer
David M. Marshall	42	Vice Chairman of the Board
Gary Adelson	52	Director
Joseph F. Barletta	69	Director
James Edgar	59	Director
Robert E. Brierley	54	Director
R. Douglas Donn	58	Director
F. Jack Liebau	67	Director
Biographies of Executive Officers and Directors
CHARLES F. CHAMPION joined Youbet in March 2002 as President and Chief Operating Officer and was promoted to Chief Executive Officer in September 2002. He was elected to the additional position of Chairman of the Board of Youbet in August 2003. He has also served as a Director since March 2002. In August 2005, Mr. Champion also assumed the responsibilities of Chief Operating Officer. From July 2001 through March 2002, Mr. Champion served as a consultant to various firms. From January 1999 to June 2001, Mr. Champion was President and Publisher of Access Magazine. From 1995 through 1999, Mr. Champion served as Senior Vice President of Circulation and Marketing for Philadelphia Newspapers, Inc., a Knight Ridder Company, which includes the Philadelphia Inquirer and Daily News. From October 1990 to June 1995, Mr. Champion held various executive positions including Executive Vice-President of Sun-Times Company in Chicago and served as the President of the Chicago Sun-Times Charity Trust. Mr. Champion held a number of management and executive positions from 1973 to 1990 with both the Daily News of Los Angeles and Freedom Newspapers, the publisher of the Orange County Register.
GARY W. SPROULE joined Youbet.com as Chief Financial Officer in May 2002 and was named Chief Operating Officer in May 2004. In August 2005, Mr. Sproule was reappointed to the position of Chief Financial Officer. Prior to joining Youbet, Mr. Sproule served as Chief Financial Officer at Disney Interactive where he had worldwide finance responsibilities, including strategic planning, controllership, operations, administration, and information technology. Prior to Disney Interactive, Mr. Sproule served as Chief Financial Officer of WhatsHotNow.com, from 2000 to 2001, and prior to that, Chief Financial Officer of Magnet Interactive Communications, from 1997 to 2000. Mr. Sproule spent 25 years at UNOCAL, from 1972 through 1997, where he last held the position of Chief Operating Officer for the 76 Products Marketing Division.
DAVID M. MARSHALL has served as a Director since March 2002, when he rejoined Youbet as Chairman of the Board and Chief Executive Officer. In April 2002, Mr. Marshall became Vice Chairman of the Board of Directors. In September 2002, Mr. Marshall relinquished his executive role when Charles Champion was promoted to Chief Executive Officer. From 1987 to 1999, Mr. Marshall served as a senior executive and director of Youbet. From 1989 to 1998, he held the title of Chairman of the Board and CEO. Mr. Marshall was also the co-founder of

MiddleWare Telecom Corporation and PC-Totes, Inc., both of which merged to become Youbet. In 1987, PC-Totes developed the world’s first fault-tolerant, PC-based computer totalisator system that is now used to operate wagering at horse and dog racing tracks in the Pacific Rim.
GARY ADELSON has served as a Director since April 2002. Mr. Adelson is a Managing Director with Houlihan Lokey Howard & Zukin, where he co-heads the firm’s Media, Sports & Entertainment Group. Before joining Houlihan Lokey in June 2003, Mr. Adelson was a principal and cofounder of Media Connect Partners, a provider of financial and operating advisory services to media, entertainment, sports and communications companies, and prior to that, he was the Managing Partner of EastWest Venture Group. In 1993, Mr. Adelson founded Interactive Cable Systems, a private cable and telephony company that was acquired by MCI. Mr. Adelson began his career as producer of the long-running television series Eight is Enough. He went on to produce many other successful television series, television films, mini-series and feature films, including The Last Starfighter, a revolutionary film first utilizing reality-based CGI, Hook, Universal Soldier, It Could Happen to You and the Emmy-winning Sybil. He is a member of the Academy of Television Arts and Sciences, Academy of Motion Picture Arts and Sciences, the American Film Institute and the Directors Guild of America. Mr. Adelson also serves as a director of Small World Kids, Inc., a manufacturer and distributor of high-quality specialty toys and educational products for children.
JOSEPH F. BARLETTA has served as a Director since December 2002. Mr. Barletta is a private attorney and business consultant with an extensive media and legal background. He is currently a director of several companies including Armanino Foods of Distinction and has served on the boards of more than 20 commercial as well as not-for-profit companies. He has served as either the Chief Executive or Chief Operating Officer of the New York Daily News, San Francisco Newspaper Agency (San Francisco Chronicle and San Francisco Examiner), TV Guide Magazine, Thomson Newspapers, Freedom Communications and Murdoch Magazines. He also was an executive with The Wall Street Journal and the Chicago Tribune. After first practicing law with his father in Pennsylvania, he was a New York City partner in the firm of Seyfarth, Shaw, Fairweather & Geraldson and later was of counsel in that firm’s San Francisco office. He has also served as a Public Utilities Commissioner for the City and County of San Francisco.
ROBERT E. BRIERLEY has served as a Director since August 2004. Mr. Brierley has been the President and Chief Executive Officer of Aircuity, Inc., a manufacturer of portable and installed facility monitoring systems for commercial buildings, since May 2005. Prior to joining Aircuity, Mr. Brierley was the Chief Financial Officer of Extraction Systems, Inc., a company that produces molecular contamination measurement and control products for semiconductor lithography environments from October 2002 to May 2005. From October 2001 to October 2002, Mr. Brierley was the President and founder of Corporate Growth Advisors, a consulting firm providing business consulting services to start-up and emerging growth companies. Prior to that, Mr. Brierley was Chief Financial Officer of Access Media, Inc. from April 1999 through June 2001 and a consultant to Access Media until October 2001. In June 2001, Access Media filed an assignment for the benefit of creditors in the State of Massachusetts. Mr. Brierley received a Masters Degree from the Sloan School of Management at M.I.T. and a Bachelor’s Degree from Principia College.
R. DOUGLAS DONN has served as a director since June 2005. Mr. Donn retired in 2004 as Chairman of Gulfstream Park Racing Association, where he served as President and Chief Executive Officer from 1978 until 2000. Currently, Mr. Donn is the Chairman of the Community Bank of Broward and serves on the Board of Trustees of Nova Southeastern University. Mr. Donn was a founding director of the National Thoroughbred Racing Association. Mr. Donn has served as President of both the Hallandale, Florida and the Hollywood, Florida Chamber of Commerce, as the Vice Chair of the Broward Economic Development Board and as member of the board for a number of other civic and charitable organizations.
JAMES EDGAR has served as a Director since June 2002. Governor Edgar’s career in government spans 30 years. He served in the Illinois executive branch for 20 years, including two four-year terms as Illinois’s 38th Governor and 10 years prior to that as Secretary of State. He worked in the legislative branch of government for 10 years, which included his election to the Illinois House of Representatives. As Governor, he crafted legislation that allowed horse racing to remain competitive with the rapidly growing riverboat casino industry. He also created laws to improve housing conditions for workers and their families at Illinois tracks. Since leaving the Governor’s Office in January

1999, Governor Edgar and members of his family have engaged in raising and racing thoroughbreds and standardbreds. Governor Edgar is currently a Distinguished Fellow at the University of Illinois Institute of Government and Public Affairs and serves as senior advisor at KemperLesnik Public Affairs, a division of Chicago-based KemperLesnik Communications. Governor Edgar is also a director of Alberto-Culver Company, Horizon Group Properties, Inc., Kemper Insurance Companies, Scudder Mutual Funds, Inc. and John B. Sanfilippo & Son, Inc. and serves on a variety of not-for-profit boards of directors.
F. JACK LIEBAU has served as a director since June 2005. Mr. Liebau has served as the President of Bay Meadows Racing Association since July 2004 and the President of Hollywood Park Racing Association and Hollywood Park Fall Racing Association since September 2005. Prior to joining Bay Meadows, Mr. Liebau was the President of the California Operations of Magna Entertainment Corporation where he served as President of Santa Anita Racecourse, Golden Gate Fields Racecourse and Bay Meadows Racecourse. Mr. Liebau also served on Magna’s Board of Directors from 2001 to 2004. Prior to joining Magna, Mr. Liebau was the President of Bay Meadows Operating Company. From 1998 to 2004, Mr. Liebau served as the President of the Federation of California Racing Associations and as a director of CHRIMS — California Horse Racing Information Management Systems. Mr. Liebau is a member of the Jockey Club, the co-owner of Valley Creek Farm, a thoroughbred breeding farm, and has co-owned a number of graded stakes winners.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of Exchange Act requires Youbet’s officers, directors, and persons who own more than ten percent of a registered class of Youbet’s equity securities to file reports of ownership and changes in ownership of common stock (Forms 3, 4 and 5) with the SEC. Officers, directors and greater-than-ten percent holders are required to furnish Youbet with copies of all such forms which they may have filed.
Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to Youbet with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers and directors required to file the same during the fiscal year ended December 31, 2005, except that each of Mr. Adelson, Mr. Barletta, Mr. Brierley, Mr. Donn, Governor Edgar and Mr. Liebau each did not file one Form 4. Corrective action is being taken.
Code of Ethics
Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct, which covers all directors, officers and employees. A copy of the Code of Conduct is available on Youbet’s website at http://www.youbet.com/aboutyoubet/investors/code_of_conduct, or a printed copy can be obtained by writing to Youbet.com, Inc., Secretary, 5901 De Soto Avenue, Woodland Hills, California 91367. Any amendments to the Youbet.com Code of Conduct, as well as any waivers that are required to be disclosed under the rules of the SEC or the National Association of Securities Dealers, will be disclosed on a Current Report on Form 8-K filed with the SEC and posted on Youbet’s website.
Audit Committee
Pursuant to the rules of the SEC and the National Association of Securities Dealers, Youbet’s Board of Directors has appointed a standing Audit Committee. The duties and responsibilities of the Audit Committee are to recommend the selection of the independent public accountants for Youbet to the Board, to review the scope and cost of the audit, to review the performance and procedures of the auditors, to review the final report of the independent auditors, to be available for consultation with the independent auditors, to review with Youbet’s Chief Financial Officer and independent auditors Youbet’s financial statements and corporate accounting practices and policies and financial controls and to perform all other duties as the Board may from time to time designate.
Messrs. Brierley (Chairman), Barletta, and Liebau are the current members of the Audit Committee. No member of the Audit Committee has received any consulting fees, advances or compensatory fees from Youbet or its subsidiaries, and no member of the Audit Committee is an affiliate of Youbet or its subsidiaries.

The Board determined that Messrs. Barletta, Brierley, and Liebau are independent under the applicable rules of the SEC and the National Association of Securities Dealers such that they may sit on the Audit Committee. The Board further determined that Mr. Brierley qualifies and serves as an audit committee financial expert, as defined by SEC rules. The Board has adopted an Audit Committee Charter. A copy of Youbet’s Audit Committee charter may be found on our website at http://www.youbet.com/aboutyoubet/investors/boardliterature.
Material Changes to the Procedures By Which a Stockholder May Recommend Nominees for Election to the Board of Directors
None.
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer Compensation
The following table sets forth all compensation paid by Youbet for the years ended December 31, 2005, 2004 and 2003 to the Chief Executive Officer and other current and former executive officers of Youbet.

						Long Term
						Compensation
		Annual Compensation				Awards &
						Securities	All Other
Name and Principal Position	Year	Salary	Bonus	Other		Underlying Options	Compensation
Charles F. Champion	2005	$481,684	$233,200	$50,877	(1)	—	—
Chairman of the Board, Chief	2004	471,443	220,000	101,036		—	—
Executive Officer and President	2003	388,332	175,000	87,995		950,000	—

Gary W. Sproule	2005	$325,000	$130,000	$26,258	(2)	—	—
Chief Financial Officer	2004	309,752	120,000	12,828		300,000	—
	2003	245,192	125,000	10,210		—	—

Charles R. Bearchell	2005	$120,112	$51,654	$21,621	(3)	—	$180,000	(4)
Former Chief Financial Officer	2004	177,308	23,102	10,553		150,000	—
	2003	64,000	2,752	3,600		50,000	—

1.	In 2005, 2004 and 2003, respectively, consisted of $9,000, $9,000 and $6,000 for automobile allowance, $20,654, $79,487 and $74,992 for duplicative living expenses and $21,223, $12,549 and $7,003 for medical insurance.

2.	In 2005, 2004 and 2003, respectively, consisted of $9,000, $9,000 and $9,000 for automobile allowance and $17,258, $3,828 and $1,210 for medical insurance.

3.	In 2005, 2004 and 2003, respectively, consisted of $4,200, $7,200 and $3,600 for automobile allowance and $17,421, $3,353 and $0 for medical insurance.

4.	Mr. Bearchell resigned as Youbet’s Chief Financial Officer effective as of July 31, 2005, and received $180,000 as a severance payment.

Option Exercises and Fiscal Year-End Values
As of December 31, 2005, for each of the named executive officers, the following table lists the number of Youbet’s common shares underlying unexercised stock options and the value of unexercised in-the-money stock options.

				Number of Securities		Value of Unexercised
				Underlying Unexercised		In-The-Money Options at
				Options at 12/31/05 (1)		12/31/05 (2)
	Shares Acquired on
Name	Exercise		Value Realized (3)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles F. Champion	—		—	1,700,000	—	$5,533,500	—
Gary W. Sproule	—		—	600,000	—	$1,857,000	—
Charles R. Bearchell	52,500	(4)	$153,300	—	—	—	—

1.	Options shown were granted under the 1998 Stock Option Plan.

2.	Value of exercisable and unexercisable in-the-money stock options were calculated by taking the difference between the exercise price of each option and the closing market price of $4.73 for the common stock on December 30, 2005 and then multiplying by the number of options.

3.	Value realized was calculated by taking the difference between the exercise price of each option and the actual purchase price of the shares acquired on exercise and then multiplying by the number of options.

4.	Mr. Bearchell exercised all vested options within 90 days of his resignation.
Employment and Severance Agreements
Charles F. Champion
Effective June 16, 2003, Mr. Champion and Youbet entered into a three year employment agreement pursuant to which Mr. Champion serves and President, Chief Executive Officer and Chairman of the Board of Youbet. Effective as of August 1, 2005, Mr. Champion and Youbet entered into the First Amendment to Mr. Champion’s June 13, 2003 employment agreement, and effective December 31, 2005, Mr. Champion and Youbet entered into a Second Amendment to Mr. Champion’s June 13, 2003 employment agreement pursuant to which Mr. Champion assumed the additional responsibilities of Chief Operating Officer. Pursuant to Mr. Champion’s employment agreement, as amended, Mr. Champion received an annual salary of $440,000 for the twelve months ended June 15, 2004, with 6% annual increases over the remaining term of the employment agreement. In addition, Mr. Champion is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Upon execution of the June 13, 2003 employment agreement, Mr. Champion received 950,000 stock options at an exercise price of $2.23, all of which immediately vested. Mr. Champion also receives a $750 per month car allowance and $60,000 duplicative living expenses per contract year. The employment agreement also provides that in the event of a change of control, as defined in the employment agreement, Mr. Champion would receive a special achievement bonus of 750,000 stock options and a severance payment equal to three years of salary and bonus.
Gary W. Sproule
Effective January 1, 2004, Mr. Sproule and Youbet entered into an employment agreement pursuant to which Mr. Sproule agreed to serve as Senior Vice President, Operations of Youbet. Effective as of August 1, 2005, Mr. Sproule and Youbet entered into the First Amendment to Mr. Sproule’s January 1, 2004 employment agreement pursuant to which Mr. Sproule agreed to assume the position of Chief Financial Officer. Mr. Sproule’s employment agreement, as amended, will terminate two years after either Youbet or Mr. Sproule provide notice to the other of their intention to terminate the agreement. Under his employment agreement, Mr. Sproule’s annual salary was $300,000 during the first year, $325,000 during the second year and will be $325,000 during each subsequent year. Upon execution of the January 1, 2004 employment agreement, Mr. Sproule received 300,000 stock options at an exercise price of $2.49, all of which immediately vested. In addition, Mr. Sproule is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Mr. Sproule also receives a $750 per month car allowance and reimbursement for personal financial consulting services up to $10,000.
Charles Bearchell
Effective March 29, 2004, Mr. Bearchell and Youbet entered into an employment agreement pursuant to which Mr. Bearchell agreed to serve as Senior Vice President of Finance of Youbet. On May 11, 2004, the Board appointed Mr. Bearchell Chief Financial Officer of Youbet. Effective July 31, 2005, Mr. Bearchell resigned as Youbet’s Chief Financial Officer. Mr. Bearchell’s employment agreement provided for Mr. Bearchell to receive an annual salary of $180,000. Mr. Bearchell was also eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Mr. Bearchell received a $600 per month car allowance. Upon Mr. Bearchell’s resignation, he received a severance payment equal to one year of his annual salary.
Director Compensation
Directors who are also employees of Youbet receive no additional compensation for serving on the Board or its committees. Non-employee directors receive:
•	A $14,000 annual retainer;

•	Additional annual retainers of $5,000, $3,500, and $2,000 for the Audit Committee Chairman, Compensation Committee Chairman, and other Committee Chairman, respectively;

•	Per diem fees of $1,000 for services and activities performed on behalf of the Board and its committees;

•	An annual grant of stock options ($35,000 converted into a number of options using a Black-Scholes valuation model or 15,000 options, whichever is greater);

•	A cash payment of $1,000 for Board meetings attended in person ($500 for attending via telephone); and

•	A cash payment of $500 for committee meetings attended in person ($250 for attending via telephone).
All stock option exercise prices are set at the current market price on the day of the grant. The options vest monthly over one year and are exercisable for a period of ten years from the date of grant. Non-employee directors are also reimbursed for travel costs and other out-of-pocket expenses incurred to attend Board and Board committee meetings.
Compensation Committee Interlocks and Insider Participation
None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of December 31, 2005, the amount of our common stock beneficially owned by:
•	Directors;

•	The officers named in the Executive Officer Compensation table; and

•	All directors and executive officers as a group.

	Amount and Nature		Percent of Shares
Name of Beneficial Owner[1]	of Beneficial Ownership		Outstanding
Charles F. Champion	1,742,500	[2]	5.0%
David M. Marshall	1,572,787	[3]	4.5%
Gary W. Sproule	600,000	[4]	1.8%
Charles R. Bearchell	27,500	[5]	*
Gary Adelson	85,000	[6]	*
Joseph F. Barletta	80,833	[7]	*
James Edgar	155,000	[8]	*
Robert E. Brierley	32,500	[9]	*
R. Douglas Donn	10,000	[10]	*
F. Jack Liebau	10,000	[11]	*
All directors, nominees and executive officers as a group - 10 persons	4,288,620		11.4%

*	Less than one percent

1.	Beneficial ownership is determined according to the rules of the SEC and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their common stock.

2.	Consists of 1,700,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 42,500 shares of common stock owned.

3.	Consists of 126,287 shares of common stock owned by Mr. Marshall directly and 1,446,500 shares of common stock owned by the David Marshall, Inc. Profit Sharing Trust. Excludes shares of common stock and shares underlying exercisable warrants owned by Sid Marshall and the Memorial Gift Trust for which Sid Marshall, David’s father, serves as trustee.

4.	Consists of 600,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.

5.	Mr. Bearchell resigned as Youbet’s Chief Financial Officer as of July 31, 2005. Consists of 27,500 shares of common stock owned.

6.	Consists of 85,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.

7.	Consists of 35,833 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 45,000 shares of commons stock owned.

8.	Consists of 135,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 20,000 shares of common stock owned.

9.	Consists of 21,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table, and 11,000 shares of common stock owned.

10.	Consists of 7,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.
The following table lists individuals and entities who are known to beneficially own more than 5% of Youbet’s common stock, as of February 15, 2006. Unless otherwise indicated, the percent of shares outstanding is based on the 33,451,809 shares of common stock outstanding as of December 31, 2005.

	Amount of Shares		Percent of Shares
Name and Address of Beneficial Owner[1]	Beneficially Owned		Outstanding[2]
JPMorgan Chase & Co. 270 Park Avenue New York, New York 10017	2,337,190	[3]	7.0%

UT Group, LLC c/o Kinderhook Industries, LLC 888 Seventh Avenue 16th Floor New York, New York 10106	2,181,818	[4]	6.1%

Ardsley Advisory Partners 262 Harbor Drive, 4th Floor Stamford, Connecticut 06902	1,922,000	[5]	5.7%

Charles F. Champion 5901 De Soto Avenue Woodland Hills, California 91367	1,742,500	[6]	5.2%

1.	Beneficial ownership is determined in accordance with rules of the SEC and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their Youbet common stock.

2.	Percent of Shares Outstanding was calculated using the 33,451,809 shares of Youbet common stock outstanding on December 31, 2005.

3.	The information contained in this table with respect to JP Morgan Chase & Co. is based solely on a filing on Schedule 13G/A reporting beneficial ownership to the SEC as of December 31, 2005.

4.	On February 10, 2006, Youbet issued 2,181,818 shares of common stock to UT Group, LLC in connection with Youbet’s acquisition of United Tote Company from UT Group. See “Item 1. Business—Business Development” for more information. The denominator for the Percent of Shares Outstanding disclosure for UT Group was adjusted for this February 10, 2006 issuance.

5.	The information contained in this table with respect to Ardsley Partners is based solely on a filing on Schedule 13G/A reporting beneficial ownership to the SEC as of December 31, 2005.

6.	Consists of 42,500 shares of common stock owned by Mr. Champion directly and 1,700,000 shares of common stock issuable upon the exercise of stock options held by Mr. Champion.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Effective February 1, 2005, David Marshall, Inc., or DMI, and Youbet entered into a First Amended and Restated Services Agreement. Youbet has engaged DMI to retain the consulting services of David Marshall, who currently serves as the Vice Chairman of the Board of Directors of Youbet. Pursuant to the Services Agreement, Mr. Marshall has agreed to provide Youbet with consulting services in the areas of strategic planning and partnering, business development, business operations, investor relations and such other areas as DMI and Youbet may agree. In exchange for Mr. Marshall’s services, Youbet (i) paid DMI a one-time renewal fee of $175,000 and will pay an annual base fee of $275,000 (subject to annual six percent (6%) increases), and (ii) provides Mr. Marshall with certain other benefits consistent with those given to Youbet’s senior management, such as a monthly automobile allowance and coverage under Youbet’s health and group life insurance plans. DMI will also be entitled to receive additional incentive payments (i) based upon a percentage of “Net Revenues” (as defined in the Services Agreement) collected by Youbet in connection with contracts or projects initiated by, closed with the material assistance of, or for which material assistance was provided by, Mr. Marshall, and (ii) equal to one percent (1%) of any debt or equity investment sourced directly through Mr. Marshall. The Services Agreement expires on January 31, 2008; provided, however, that the Services Agreement will renew automatically for successive one year terms until DMI or Youbet delivers a termination notice to the other party. The agreement also contains certain termination provisions that specify the payments to be made to DMI upon the death or disability of Mr. Marshall or any termination of the Services Agreement for “good reason” or with or without “cause” (as such terms are defined in the Services Agreement).

	Year	Annual Fee	Renewal Fee	Other
David Marshall, Inc.	2005	$271,917	$175,000	$24,086	(1)

1.	Consisted of $8,250 for automobile allowance and $15,836 for medical and life insurance.
In June 2002, Youbet entered into a three-year Consulting Agreement with Governor James Edgar to provide political and legislative advice as directed by the Chief Executive Officer. In consideration, Mr. Edgar received options to purchase up to 60,000 shares of common stock at an exercise price of $0.50 per share, vesting ratably over 36 months with a ten-year term. This agreement expired as of December 31, 2005, and there was no income statement effect during the year related to this agreement.
For a description of certain agreements between Youbet and certain current Board members and executive officers, see “Item 11. Executive Compensation—Employment and Severance Agreements” above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee selected Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, or PBTK, an independent registered public accounting firm, as Youbet’s independent auditors for fiscal year 2005. The following table sets forth fees for professional services rendered by PBTK for the audit of Youbet’s financial statements as of and for the fiscal years ended December 31, 2005 and 2004 and fees for other services rendered by PBTK during fiscal years 2005 and 2004:

	2005[5]	2004[6]
Audit fees[1]	$285,672	$186,616
Audit-related fees[2]	25,938	41,468
Tax fees[3]	18,224	17,490
All other fees[4]	1,100	0

Total	$330,934	$245,574

1.	Represents fees for professional services provided in connection with the audit of Youbet’s annual financial statements for the year ended December 31, 2005, the audit of Youbet’s internal control over financial reporting, and the review of Youbet’s quarterly financial statements for that year. In 2005, Youbet also engaged PBTK to audit its financial statements for the year ended December 31, 2003, which year was originally audited by BDO Seidman, LLP. In addition, during 2005, Youbet incurred fees related to the filing of our universal shelf registration statement and the preparation of a prospectus supplement for a proposed public equity offering that was abandoned.

2.	Represents fees for professional services provided in connection with the audit of Youbet’s 401(k) Plan and, in 2004, also includes services in connection with Youbet’s change in auditors.

3.	Represents fees for services and advice provided in connection with preparation of Youbet’s federal and state (California and Oregon) tax returns.

4.	During 2005, Youbet incurred fees related to the filing of the 2005 proxy statement.

5.	During 2005, Youbet engaged BDO Seidman LLP to provide consent services for various filings, which fees are not included in the table above. Total fees billed by BDO Seidman LLP in 2005 were $78,200, of which $22,000 was for providing consent to a Form S-8 registration, $15,000 for providing consent for our universal shelf registration statement, and $40,000 for review of the abandoned public equity offering, and $1,200 for out-of-pocket expenses.

6.	Certain prior year amounts in the table above have been reclassified to conform to the current year presentation.
The Audit Committee has determined that the provision of non-audit services by PBTK during fiscal year 2005 was compatible with maintaining PBTK’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. Generally, the Audit Committee approves in advance audit and non-audit services to be provided by Youbet’s independent auditors. In other cases, in accordance with SEC Rule 2-01(c)(7) of Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee and the next regularly scheduled meeting of the Audit Committee.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
(1)	The consolidated financial statements of Youbet.com, Inc. which are listed on the Index to Consolidated Financial Statements appearing on page F-1 of this report.

(2)	All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

(3)	List of Exhibits:

2.1	Stock Purchase Agreement, dated as of June 1, 2005, by and among IRG Holdings Curacao, N.V., IRG US Holdings Corp., International Racing Group, N.V., It’s All Good Buddy, Inc., Louis J. Tavano, James Scott and Richard M. Tavano (incorporated by reference to Youbet’s Form 8-K dated June 1, 2005 and filed June 2, 2005).

2.2	Stock Purchase Agreement, dated as of November 30, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.1 to Youbet’s Current Report on Form 8-K dated November 30, 2005 and filed December 5, 2005).

2.3	First Amendment to Stock Purchase Agreement, dated as of December 22, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.2 to Youbet’s Current Report on Form 8-K dated and filed December 22, 2005).

2.4	Second Amendment to Stock Purchase Agreement, dated as of January 26, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.3 to Youbet’s Current Report on Form 8-K dated and filed January 26, 2006).

2.5	Third Amendment to Stock Purchase Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.4 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

3.1	Certificate of Incorporation of Youbet.com, Inc., as amended through November 12, 2001 (incorporated by reference to Youbet’s Form 10-Q for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Youbet’s Form 8-K dated February 23, 2004).

4.1	Registration Rights Agreement by and among Youbet.com, Inc. (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (incorporated by reference to Youbet’s Form 8-K dated June 29, 1998).

4.2	Warrant to purchase Youbet common stock issued to Robert M. Fell dated June 29, 1998 (incorporated by reference to Youbet’s Form 8-K dated June 29, 1998).

4.3	Registration Rights Agreement, dated as of June 1, 2005, by and among Youbet.com, Inc., and Louis J. Tavano, James Scott and Richard M. Tavano (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).

4.4	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group, LLC (incorporated by reference to Exhibit 4.1 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.1	1998 Stock Option Plan (incorporated by reference to Youbet’s Form 10-KSB for the year ended December 31, 1998).*

10.2	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 the Youbet’s Form S-3, SEC File No. 333-126131).*

10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).*

10.4	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Youbet’s Form 10-K for the year ended December 31, 2000).

10.5	Amendment, dated as of September 8, 2003, to lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Youbet’s Form 10-KSB for the year ended December 31, 2003).

10.6	License and Content Agreement dated May 18, 2001 by and between the TVG Parties and Youbet.com, Inc. (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2001).

10.7	Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion incorporated by reference to Youbet’s Form 10-KSB for the year ended December 31, 2003).*

10.8	First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*

10.9	Second Amendment, dated as of December 31, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion.*

10.10	First Amended and Restated Services Agreement dated as of February 1, 2005, by and between Youbet.com and David Marshall, Inc. (incorporated by reference to Youbet’s Form 8-K dated January 28, 2005).*

10.11	Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2004).*

10.12	First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*

10.13	Employment Agreement, dated as of March 29, 2004, by and between Youbet.com, Inc. and Charles Bearchell (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2004).*

10.14	Severance and General Release Agreement, dated as of August 8, 2005, by and between Charles Bearchell and Youbet.com, Inc.

10.15	Consulting Agreement, dated as of June 19, 2003, by and between Youbet.com, Inc. and James R. Edgar (incorporated by reference to Youbet’s Form 10-Q for the quarter ended September 30, 2003).

10.16	Credit Agreement, dated as of September 5, 2003, between United Tote Company and Manufacturers and Traders Trust Company, as amended (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.17	Continuing Guarantee, dated as of February 9, 2006, of Youbet.com, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to Youbet’s current report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.18	Forbearance Letter Agreement, dated as of February 9, 2006, among Manufacturers and Trades Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to Youbet’s current report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.19	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.21	Management Retention Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Group LLC, Joe Tracy and Terry Woods (incorporated by reference to Exhibit 10.5 to Youbet’s current report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

23.1	Consent of Piercy Bowler Taylor & Kern.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 10, 2006	By:	/s/ Charles F. Champion
Charles F. Champion, President, Chief Executive Officer and Chairman of the Board

Power of Attorney
Youbet.com, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Charles F. Champion and Gary W. Sproule, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles F. Champion Charles F. Champion	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2006

/s/ Gary W. Sproule Gary W. Sproule	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2006

/s/ Jae C. Yu Jae C. Yu	Corporate Controller (Principal Accounting Officer)	March 10, 2006

/s/ David M. Marshall David M. Marshall	Director	March 10, 2006

/s/ Gary Adelson Gary Adelson	Director	March 10, 2006

/s/ Joseph Barletta Joseph Barletta	Director	March 7, 2006

/s/ Robert Brierley Robert Brierley	Director	March 7, 2006

/s/ R. Doug Donn R. Doug Donn	Director	March 10, 2006

Signature	Title	Date
/s/ James Edgar James Edgar	Director	March 8, 2006

/s/ F. Jack Liebau F. Jack Liebau	Director	March 10, 2006

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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Youbet’s internal control over financial reporting is effective as of December 31, 2005.
The independent registered public accounting firm of Piercy Bowler Taylor & Kern, as auditors of Youbet’s consolidated financial statements, has issued a report on management’s assessment of Youbet’s internal control over financial reporting, which report is included herein.

/s/ Charles F. Champion	/s/ Gary W. Sproule

Charles F. Champion	Gary W. Sproule
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Youbet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Youbet.com’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Youbet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Youbet.com, Inc. and Subsidiaries and our report dated February 16, 2006, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor, & Kern
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2005, 2004, and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youbet.com, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years ended December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Youbet.com, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2006, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor, & Kern
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
February 16, 2006

Youbet.com, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$16,685,787	$13,287,492
Current portion of restricted cash	5,185,115	3,197,468
Accounts receivable, net of allowance for doubtful collection of $346,000 and $346,000	2,504,427	595,108
Other receivables, net of allowance for doubtful collection of $180,457 in 2004	27,493	254,805
Prepaid expenses	1,290,849	936,524
Current portion of deferred tax asset	4,088,000	1,791,000

	29,781,671	20,062,397
Property and equipment, net of accumulated depreciation and amortization of $8,675,956 and $7,912,388	4,418,872	3,210,841
Restricted cash, net of current portion	381,962	487,750
Unamortized intangibles and other	5,025,339	157,832
Deferred tax asset, net of current portion	1,221,000	1,523,000

	$40,828,844	$25,441,820

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long term debt	$620,000	$391,208
Trade payables, TVG	4,805,642	3,928,161
Trade payables, track related	2,337,709	2,088,774
Trade payables, other	783,621	478,021
Accrued expenses	3,193,625	860,713
Customer deposits	5,905,099	3,327,132
Deferred revenues	121,027	112,156

	17,766,723	11,186,165
Long term debt, net of current portion	177,655	157,895

	17,944,378	11,344,060

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 33,451,809 and 30,979,768 shares issued and outstanding	33,452	30,980
Additional paid-in-capital	105,715,395	103,110,751
Deficit	(81,524,009)	(87,215,262)
Less treasury stock (457,015 and 623,683 shares at cost)	(1,340,372)	(1,828,709)

	22,884,466	14,097,760

	$40,828,844	$25,441,820

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Revenues
Commissions	$85,555,193	$62,791,496	$52,160,697
Other	3,281,730	2,457,618	1,986,173

	88,836,923	65,249,114	54,146,870

Operating expenses
Track fees	38,037,555	26,199,688	22,805,411
Licensing, TVG	19,540,777	14,424,438	10,839,164
Network operations	4,909,670	3,292,591	3,048,950
Research and development	1,579,158	1,510,969	1,601,339
Sales and marketing	6,359,216	3,535,270	2,287,530
General and administrative	13,734,634	12,763,902	11,421,959
Depreciation and amortization	1,590,615	2,286,408	5,270,521

	85,751,625	64,013,266	57,274,874

Income (loss) from operations	3,085,298	1,235,848	(3,128,004)

Other income (expense)
Interest income	581,286	154,446	52,857
Interest expense	(81,376)	(15,373)	(1,005,826)
Other	252,110	6,413	78,408

	752,020	145,486	(874,561)

Income (loss) before income tax benefit	3,837,318	1,381,334	(4,002,565)

Income tax benefit	(1,853,935)	(3,250,000)	—

Net income (loss)	$5,691,253	$4,631,334	$(4,002,565)

Basic income (loss) per share	$0.18	$0.16	$(0.15)
Diluted income (loss) per share	$0.16	$0.14	$(0.15)
Weighted average shares outstanding
Basic	32,078,957	29,458,838	25,852,726
Diluted	34,643,677	33,381,238	25,852,726
See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

				Additional
	Common Stock		Treasury	Paid-In-
	Shares	Dollars	Stock	Capital	Deficit	Total
Balances at January 1, 2003	23,422,600	$23,422	—	$95,863,660	$(87,844,031)	$8,043,051
Warrants exercised	3,341,480	3,342	$(1,458,000)	2,917,041	—	1,462,383
Stock options exercised	1,613,363	1,614	(370,709)	1,497,857	—	1,128,762
Fair value of stock options and warrants issued	—	—	—	518,223	—	518,223
Other non-cash compensation	—	—	—	580,457	—	580,457
Net loss	—	—	—	—	(4,002,565)	(4,002,565)

Balances at December 31, 2003	28,377,443	28,378	(1,828,709)	101,377,238	(91,846,596)	7,730,311
Warrants exercised	443,953	444	—	462,537	—	462,981
Stock issued in connection with TVG settlement	1,124,144	1,124	—	414,758	—	415,882
Stock options exercised	1,034,228	1,034	—	761,631	—	762,665
Other non-cash compensation	—	—	—	94,587	—	94,587
Net income	—	—	—	—	4,631,334	4,631,334

Balances at December 31, 2004	30,979,768	30,980	(1,828,709)	103,110,751	(87,215,262)	14,097,760
Warrants exercised	179,255	179	—	113,821	—	114,000
Stock options exercised	2,292,786	2,293	—	2,123,038	—	2,125,331
Treasury stock re-issuance	—	—	488,337	511,663	—	1,000,000
Non-cash compensation	—	—	—	(143,878)	—	(143,878)
Net income	—	—	—	—	5,691,253	5,691,253

Balances at December 31, 2005	33,451,809	$33,452	$(1,340,372)	$105,715,395	$(81,524,009)	$22,884,466

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

Operating activities
Net income (loss)	$5,691,253	$4,631,334	$(4,002,565)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and amortization	1,590,615	2,286,408	5,270,522
Non-cash interest expense	—	—	802,982
Stock-based employee compensation	(143,878)	94,586	393,505
Provision for doubtful accounts	131,791	—	—
Increase in operating (assets) and liabilities:
Restricted cash, Players Trust SM	(994,584)	(424,699)	(1,069,781)
Accounts receivable	(315,441)	(316,051)	511,629
Other receivables	237,663	877,554	(860,727)
Prepaid expenses	(370,901)	(52,115)	(696,240)
Income tax benefit from change in deferred tax asset valuation allowance	(1,853,935)	(3,314,000)	—
Deposits and others	(1,013,244)	505,229	4,254
Trade payables, TVG	877,482	502,085	1,312,536
Trade payables, track related	71,161	(450,760)	(1,753,755)
Trade payables, other	(146,160)	38,462	(164,858)
Accrued expenses	1,115,090	(1,004,520)	1,018,584
Customer deposits	943,233	971,128	878,749
Deferred revenues	8,872	32,637	52,942

Net cash provided by operating activities	5,829,017	4,377,278	1,697,777

Investing activities
Purchases of property and equipment	(1,413,820)	(648,381)	(433,149)
Proceeds from sale of property and equipment	3,020	—	—
Cash paid for IRG acquisition, net of cash acquired of $535,252	1,578,577	—	—
Investments in intangibles and other	(35,077)	(38,081)	—
Increase in restricted cash	(1,000,000)	—	—
Decrease (increase) in restricted cash	(887,276)	257,496	608,257

Net cash provided by (used in) investing activities	(3,911,730)	(428,966)	175,108

Financing activities
Proceeds from exercise of stock options and warrants, nets	2,239,331	1,225,649	2,591,144
Proceeds from notes payable	—	—	2,000,000
Repayment of long term debt	(758,322)	(160,395)	(2,750,000)

Net cash provided by financing activities	1,481,009	1,065,254	1,841,144

Net increase in cash and cash equivalents	3,398,296	5,013,566	3,714,029

Cash and cash equivalents at the beginning of the period	13,287,492	8,273,926	4,559,897

Cash and cash equivalents at the end of the period	$16,685,788	$13,287,492	$8,273,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,311	$15,373	$264,223
Cash paid for income taxes	$64,000	—	—
Non-cash investing and financing activities:
Stock issuance for surrender of TVG warrant	—	$3,640,000	—
Stock issuance for TVG legal fees reimbursement	—	$415,882	—
Re-issuance of 166,668 shares of treasury stock for IRG acquisition	$1,000,000	—	—
IRG earn-out payment	$1,048,024	—	—
Equipment acquired with capital lease and other financing arrangements	$1,006,874	$748,186	—
See notes to consolidated financial statements.

Youbet.com, Inc and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1: NATURE OF BUSINESS
Youbet is a licensed, multi-jurisdictional facilitator of online pari-mutuel horse race wagering. Through its main product, Youbet ExpressSM, Youbet offers its customers interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, the United Kingdom, Australia, South Africa, and Hong Kong. Youbet is working to expand its brand, products, and services throughout the United States and in select international markets. Recently, the California Horse Racing Board renewed through 2006 Youbet’s in-state and out-of-state multi-jurisdictional wagering hub Advance Deposit Wagering (“ADW”) licenses. The Oregon Racing Commission recently renewed through May 2006 Youbet’s multi-jurisdictional licenses that allow Youbet to accept and place online and telephone wagers and recently granted IRG a multi-jurisdictional license that expires in June 2006. In 2005, the Idaho State Racing Commission approved Youbet’s application to renew through 2006 its multi-jurisdictional simulcast and interactive wagering totalisator hub license and the Washington Horse Racing Commission approved its application for a one year ADW license to accept and place online and telephone horse racing and pari-mutuel wagers in these states.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. Youbet.com, Inc., and its wholly-owned subsidiary, Youbet Oregon, Inc., are collectively referred to herein as “Youbet.com”, “Youbet”, or the “Company”. IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “International Racing Group”, or “IRG”, unless the context requires otherwise. All inter-company accounts and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts. Actual results could materially differ from these estimates. Management estimates about the deferred income tax asset valuation allowance (see Note 14) are revisited at each reporting period and could be revised significantly in the next year.
Revenue recognition. Youbet records commissions on wagers it places with tracks for its customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Other sources of revenue, including membership and information fees, are relatively insignificant and recognized when earned. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned. Volume discounts offered to IRG’s customers are recorded as a reduction of commissions earned.
Cash and cash equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the financial statements, restricted cash (see Note 3), current and non-current, is excluded from cash and cash equivalents.
Accounts receivable and allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and do not bear interest. IRG’s accounts receivable primarily represent amounts due from certain customers who have qualified for credit pursuant to IRG’s credit policy, which has been approved by the Oregon Racing Commission. Youbet recognizes an allowance for doubtful accounts to record accounts receivable at estimated net realizable value. The allowances are determined based upon management’s evaluation of periodic aging of accounts and Youbet’s assessment of collectibility. If circumstances related to our assumptions change, recoverability estimates are adjusted accordingly. The provision for doubtful accounts was $346,000, $526,457, and $553,600 for the years ended December 31, 2005, 2004 and 2003, respectively
Concentration of credit risk. IRG periodically experiences a concentration of credit risk for its outstanding customer receivables. As of December 31, 2005, IRG’s ten highest customer receivable balances, in aggregate, accounted for $1,136,960, or 80%, of total customer receivables and three accounts, each individually, exceeded 10% of the total accounts receivable balance. Pursuant to IRG’s credit policy, collateral or other security is not required to support the credit risk. However, IRG exercises its right to offset the customer receivables against the customer deposit balances to mitigate the credit risk.

Fair value of financial instruments. The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.
Property and equipment. Property and equipment are carried at cost less accumulated depreciation (Note 9). Depreciation of property and equipment, which includes equipment under capital leases (Note 13), is provided on the straight-line method over estimated useful lives, generally ranging from three to five years. Leasehold improvements are amortized over the economic life or the term of the lease, including lease renewal periods, if applicable, whichever is shorter.
Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, Youbet capitalizes certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which Youbet expects to benefit from the use of that software. The carrying value of software development costs included in other assets in the consolidated balance sheets amounted to $701,760 and $188,151 as of December 31, 2005 and 2004, respectively, net of accumulated amortization of $77,225 and $476 in 2005 and 2004, respectively. The Company periodically reviews the carrying value of software development costs to determine if an impairment loss should be recognized.
Licensing rights. Licenses are stated at cost, less accumulated amortization, and are amortized over their estimated economic life or agreement term, whichever is shorter. Amortization expense for licensing rights was $0, $1,407,447, and $3,615,383 for 2005, 2004, and 2003, respectively.
Advertising. The costs of advertising are expensed as incurred. Advertising expense was $2,029,482, $1,356,383, and $473,940 in 2005, 2004, and 2003, respectively.
Legal defense costs. Legal defense costs are expensed as period costs when services are provided.
Basic and diluted earnings (loss) per share. Basic net income (loss) per share (Note 6) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding plus all dilutive securities, such as stock options, warrants, and convertible notes.
Stock based compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), (“SFAS 123R”), Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board’s Opinion No. 25 (“ABP 25”), Accounting for Stock Issued to Employees. SFAS 123R will require Youbet to measure the cost of employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, Youbet will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS 123R from the first interim period or fiscal year beginning after June 15, 2005 to the first annual fiscal period beginning after June 15, 2005. Therefore, Youbet is required to implement the standard no later than January 1, 2006. SFAS 123R permits a choice from among the following transitional methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, to date Youbet has accounted for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on Youbet’s results of operations, although it will have no impact on cash flow. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations.
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

	2005	2004	2003
Expected life in years	8.6	4.4	7.8
Risk free interest rate	7.3%	4.5%	4.0%
Dividend yield	0%	0%	0%
Expected volatility	40.1%	56.1%	79.5%
The pro forma results of operations as if the Company had adopted the fair value method for options granted to employees pursuant to SFAS 123 is as follows:

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$5,691,253	$4,631,334	$(4,002,565)
Add stock-based employee compensation expense included in reported loss	(143,878)	94,586	233,043
Less total stock-based employee compensation expense determined under fair value based methods for all awards	(1,734,669)	(1,518,465)	(4,230,677)

Pro forma net income (loss)	$3,812,706	$3,207,455	$(8,000,199)

Net income (loss) per share, basic and diluted
As reported, basic	$0.18	$0.16	$(0.15)
As reported, diluted	$0.16	$0.14	$(0.15)
Pro forma, basic	$0.12	$0.11	$(0.30)
Pro forma, diluted	$0.11	$0.09	$(0.30)
Reclassifications. In its 2003 financial statements as presented in its annual report on Form 10-K for 2004, the Company made certain reclassifications including reclassifying approximately $1,066,000 in credit card fee revenues originally shown in error as a reduction of a related expense. The correction had no effect on reported loss from operations or net loss for that year.
NOTE 3: RESTRICTED CASH
Facilities lease. As required by a lease agreement (Note 13), Youbet maintains a letter of credit in favor of the landlord secured by restricted cash deposits in like amount through 2010. The restricted cash requirement ($489,048 and $596,915 at December 31, 2005 and 2004, respectively) decreases $107,867 per year for the first five years of the lease and $97,867 thereafter. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements.
Players TrustSM. As of December 31, 2005 and 2004, customer deposits maintained in Players TrustSM which totaled $4,053,867 and $3,059,283, respectively, all of which is recorded as restricted cash in current assets.
Credit card reserves. Youbet uses outside vendors to process credit card and check transactions. These vendors require Youbet to maintain restricted cash balances based on varying percentages of the dollar amounts processed. As of December 31, 2005 and 2004, these amounted to $25,261 and $25,051, respectively, all of which is in current assets.
NOTE 4: AGREEMENTS WITH TVG
In May 2001, Youbet entered into a track content agreement (the “License Agreement”) and a warrant issuance agreement with ODS Technologies, L.P. and ODS Properties, Inc., subsidiaries of Gemstar-TV Guide International, doing business as Television Games

Network (“TVG”). Pursuant to these agreements, Youbet agreed to pay to TVG fees based on handle generated by Youbet from certain specified wagering activity and issued to TVG warrants to purchase Youbet common stock.
In 2005, TVG exercised its rights under the License Agreement to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. TVG subsequently concluded that Youbet had underpaid TVG $5,767,837, and demanded payment of that amount plus interest and the accounting firm’s fees. On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment. In November 2005, Youbet filed its answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. (For more information about Youbet’s ongoing arbitration with TVG see Note 18).
While Section 6.2 of the TVG license agreement provides that the agreement shall remain in effect until the later of (x) May 2011, (y) the date of expiration of the last to expire of the TVG Patent Rights (as defined in the agreement), or (z) the date on which the last of TVG’s agreements with its track partners terminates (subject to the earlier termination as provided for in the agreement), management concluded that the economic life of the license was much shorter and amortized the TVG license agreement over the three-year period that ended in May 2004.
NOTE 5: AGREEMENTS WITH MAGNA AND INDEPENDENT TRACKS
In December 2005, Youbet entered into a content license agreement with Magna Entertainment Corporation (“Magna”), which owns and operates a network of licensed horse racing and pari-mutuel wagering facilities throughout North America, including Golden Gate Fields, Great Lakes Downs, Gulfstream Park, Laurel Park, Lone Star Park, The Meadows, Pimlico Racecourse, Portland Meadows, Remington Park, Santa Anita Park, and Thistledown. The content license agreement with Magna provides Youbet with a one-year, non-exclusive license to use the racing content generated by each Magna track in connection with Youbet’s account wagering business. The annual fee payable to Magna, as a result of this agreement, will be based on the amount of handle that Youbet processes from Magna owned tracks.
Under the terms of a predecessor agreement with Ladbrokes (subsequently acquired by Magna), Youbet reserved the right to audit Magna’s records for proper accounting of commissions due to Youbet in connection with Magna’s Call-A-Bet service. In December 2003, Youbet commenced an audit and preliminary findings indicated that Magna underreported handle from 2000 to 2002 and, as a result, owes Youbet in excess of $692,000. As a result, Youbet recorded a receivable for $692,000 and subsequently provided a 50% allowance against this amount to bring the net receivable down to its estimated net realizable value of $346,000. Management believes that the Company has a legitimate claim for the full $692,000; however, because these discussions with Magna are not yet finalized, and because the timing and any potential costs of recovering these amounts is not determinable, it continues to believe a 50% allowance against the claim was appropriate (Note 7). Subsequent to Youbet’s audit findings, Youbet and Magna modified the agreement to simplify how commissions would be calculated to reduce the risk of future errors and the potential for future disputes. In June 2004, Youbet discontinued the Magna Call-A-Bet service. Net commissions earned through Magna’s Call-A-Bet system in 2005, 2004, and 2003 were $0, $47,898, and $433,280 respectively.
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with various agreements with TVG, Magna and independent racetracks, Youbet receives a fee from each racetrack for wagers delivered to their respective pari-mutuel pools.

NOTE 6: EARNINGS (LOSS) PER SHARE
The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

		WEIGHTED
	INCOME	AVERAGE
	(LOSS)	SHARES	EPS
Year Ended December 31, 2005

Earnings per share, basic	$5,691,253	32,078,957	$0.18
Effect of dilutive securities	—	2,564,720	—
Earnings per share, diluted	$5,691,253	34,643,677	$0.16

Year Ended December 31, 2004

Earnings per share, basic	$4,631,334	29,458,838	$0.16
Effect of dilutive securities	—	3,922,400	—
Earnings per share, diluted	$4,631,334	33,381,238	$0.14

Year Ended December 31, 2003

Loss per share, basic and diluted	$(4,002,565)	25,852,726	$(0.15)
As of December 31, 2005, potentially dilutive securities represented 4,429,372 shares of common stock and consisted of outstanding options (4,394,372 shares) and warrants (35,000 shares).
As of December 31, 2004, potentially dilutive securities represented 6,505,688 shares of common stock and consisted of outstanding options (6,154,325 shares) and warrants (351,363 shares).
NOTE 7: ACCOUNTS RECEIVABLE
As of December 31, 2005, accounts receivable of $2,504,427 consisted primarily of $1,421,458 for IRG customer receivables and $346,000, net of an allowance of $346,000, for estimated uncollectible amounts due from Magna for commissions earned on underreported handle.
As of December 31, 2004, accounts receivable of $595,108 consisted primarily of $346,000, net of an allowance of $346,000, for estimated uncollectible amounts due from Magna for commissions earned on underreported handle. During 2004, based upon management’s assessment of collectibility, management determined that it was appropriate to reduce the allowance by $207,600, from $553,600.
NOTE 8: OTHER RECEIVABLES
As of December 31, 2004, other receivables of $254,805 consisted primarily of (1) $100,000 net of an allowance of $180,457, for estimated uncollectible amounts due as reimbursement for expenses incurred on behalf of a new international business venture and (2) $75,000 due from American Wagering, Inc. in consideration for Youbet’s withdrawal of its competing plan of reorganization and release of certain claims.

NOTE 9: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2005 and 2004:

	2005	2004
Computer equipment, owned	$5,571,870	$5,224,082
Computer equipment under capital lease	755,302	309,087
Software	2,512,252	1,658,238
Office furniture and equipment	1,222,991	1,059,490
Leasehold improvements	3,032,413	2,872,332

	13,094,828	11,123,229
Less accumulated depreciation and amortization	8,675,956	7,912,388

	$4,418,872	$3,210,841

Depreciation and amortization expense for property and equipment, including capitalized leases, was $1,258,215, $912,539 and $1,655,138 for 2005, 2004 and 2003, respectively.
NOTE 10: UNAMORTIZED INTANGIBLES AND OTHER
At December 31, 2005 and 2004, unamortized intangibles and other consisted of the following:

	2005	2004
Long term deposits	$134,426	$99,544
Intangibles, net of accumulated amortization of $338,388 and $1,407,447	3,209,687	—
Other unamortizing intangibles	65,094	28,148
Investments	1,512,243	—
Other	103,889	30,140

	$5,025,339	$157,832

In 2005, amortizable intangibles consisted exclusively of IRG’s customer listing and non-competition agreements. Amortization expense in 2005 for these intangibles was $338,388. Investments primarily consisted of $1,048,024 related to the IRG earn-out accrual, due in August 2006.
In 2004, amortizable intangibles consisted exclusively of TVG’s warrants, which were fully amortized before December 31, 2004. Amortization expense in 2004 for these intangibles was $1,407,447.
NOTE 11: ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Legal fees and settlement expenses	$267,398	$19,266
Employee compensation, related taxes and other benefits	930,826	384,114
IRG accrued purchase payments	1,048,024	—
Other	947,377	457,333

	$3,193,625	$860,713

NOTE 12: LONG-TERM DEBT (EXCLUDING CAPITAL LEASE OBLIGATIONS)
Youbet is obligated under an installment purchase arrangement for telephone equipment. The final payment under this financed purchase arrangement of $160,524 will become due within the next 12 months.

NOTE 13: LEASES
Operating leases. Youbet has a lease agreement for its office facilities. The lease expires in 2010 subject to a lessee’s option to extend the lease until 2015. Base monthly rent payments are $60,078 with annual increases specified in the lease agreement. Minimum future obligations under this non-cancellable operating lease agreement are as follows:

2006	$821,563
2007	846,209
2008	871,596
2009	897,744
2010 and thereafter	532,735

$3,969,847

In 2005, Youbet entered into operating lease arrangements for networking and computer equipment with obligations totaling $731,023, of which $286,133 will become due within the next 12 months. Future obligations under these non-cancellable operating leases are as follows:

2006	$286,133
2007	253,078
2008	137,771

Total obligation	$676,982

Rent expense under all operating leases were $1,073,217, $830,435, and $800,488 for 2005, 2004, and 2003, respectively.
Capital lease obligations (included in long-term debt). In 2005, Youbet entered into capital lease arrangements for networking equipment, computer equipment, and software with obligations totaling $1,006,874, of which $468,353 will become due within the next 12 months. Future obligations under these non-cancellable capital leases are as follows:

2006	$468,353
2007	142,124
2008	35,531

Total obligation	646,008
Interest	8,877

Total principle	$637,131

NOTE 14: INCOME TAXES
Income tax expense (benefit) consists of the following:

	2005	2004	2003
Current
Federal	$107,000	$44,000	$—
State	34,000	20,000	—

	141,000	64,000	—

Deferred
Federal	1,334,000	1,108,000	(106,000)
State	388,000	(106,000)	(11,000)
Change in valuation allowance	(3,717,000)	(4,316,000)	117,000

	(1,995,000)	(3,314,000)	—

	$(1,854,000)	$(3,250,000)	$—

Actual income taxes for 2005, 2004, and 2003 differ from expected income taxes for those years computed by applying the U.S. federal statuatory rate of 34% to income (loss) before taxes as follows:

	2005	2004	2003
Tax expense (benefit) at U.S. statutory rate	$1,371,000	$470,000	$(1,361,000)
State tax (benefit) net of federal benefit	235,000	81,000	(234,000)
Permanent differences	231,000	70,000	14,000
Net change in valuation allowance	(3,717,000)	(4,316,000)	1,581,000
Other, net	26,000	445,000	—

	$(1,854,000)	$(3,250,000)	$—

Youbet’s net deferred tax assets at December 31 consist of the following:

	2005	2004	2003
Deferred tax assets
Net operating loss carry forwards	$20,334,000	$22,180,000	$23,940,000
Tax credits	178,000	57,000	0
Depreciation	292,000	363,000	0
Amortization of intangibles	630,000	727,000	640,000
Accrued expenses	449,000	325,000	0
Other	55,000	8,000	81,000

	21,938,000	23,660,000	24,661,000
Valuation allowance	(16,629,000)	(20,346,000)	(24,661,000)

Net deferred taxes	$5,309,000	$3,314,000	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and forecasted future taxable income over the periods for which the deferred tax assets are deductible. Management believes that Youbet will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit, and therefore, that it is more likely than not that the Company will realize future benefits of these deductible differences in the amount of $3,717,000. Nevertheless, Youbet may be limited in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382. Management has assessed a valuation allowance against the remainder of the deferred tax assets.
The Company also has tax credit carryforwards totaling $188,000. In addition, Youbet has federal and state net operating loss carryforwards in the amount of $56,755,000 and $15,328,000 at December 31, 2005, which are expected to begin expiring in 2012 and 2006, respectively.

NOTE 15: STOCKHOLDERS’ EQUITY
Youbet has issued various stock options and warrants for services rendered and to be rendered, and to obtain financing. Youbet has calculated the fair value of such warrants and stock options according to the Black-Scholes pricing model.
Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted Average
	Warrants	Exercise Price
Balance, January 1, 2003	21,792,078	$2.61

Warrants issued	1,344,727	0.80
Warrants expired	(1,933,451)	2.59
Warrants exercised	(3,341,480)	0.87

Balance, December 31, 2003	17,861,874	$2.54

Warrants issued	—	—
Warrants expired and terminated	(17,066,558)	2.62
Warrants exercised	(443,953)	1.04

Balance, December 31, 2004	351,363	$0.80

Warrants issued	—	—
Warrants expired	(137,108)	0.81
Warrants exercised	(179,255)	0.64

Balance, December 31, 2005	35,000	$1.58

Warrants exercisable at December 31, 2005	35,000	$1.58

Additional information about outstanding warrants to purchase Youbet’s common stock at December 31, 2005 is as follows:

	Warrants Outstanding and Exercisable
		Weighted Avg.	Weighted
		Remaining	Average
	Number	Contractual Life	Exercise
	of Shares	(in years)	Price
Range of exercise prices:
$0.50 – 0.99	25,000	1.22	$0.50
$2.00 – 4.99	10,000	0.00	4.28

	35,000	0.87	$1.58

In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of December 31, 2005, there were options for 9,110,563 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 9,250,000 shares.
During 2005, Youbet granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)	No stock options were granted to executive officers of Youbet during 2005.

2)	Stock options were granted to other employees of Youbet to purchase a total of 695,600 shares of common stock at exercise prices ranging from $4.38 to $6.19, the fair market value at the date of grant. These options vest ratably between two and four years and are exercisable for ten years.

3)	Stock options were granted to directors of Youbet to purchase a total of 110,000 shares of common stock at exercise prices ranging from $4.73 to $5.99, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

During 2004, Youbet granted various stock options to officers, other employees and directors, under the plan as follows:
1)	Stock options were granted to executive officers of Youbet to purchase a total of 450,000 shares of common stock at exercise prices ranging from $2.49 to $3.49, the fair market values at the dates of grant. The vesting schedules for these options range from vesting immediately to vesting ratably over four years. These options are exercisable for five years.

2)	Stock options were granted to other employees of Youbet to purchase a total of 257,800 shares of common stock at exercise prices ranging from $2.49 to $5.49, the fair market value at the date of grant. These options vest ratably between two and four years and are exercisable for five years.

3)	Stock options were granted to directors of Youbet to purchase a total of 110,000 shares of common stock at exercise prices ranging from $2.76 to $5.62, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.
During 2003, Youbet granted various stock options to officers, other employees and directors, as follows:
1)	Youbet issued stock options to executive officers to purchase a total of 1,200,000 shares of common stock at exercise prices ranging from $2.00 to $2.23 per share, the fair market value at the date of grant. These options vested at the date of grant and are exercisable for a period of five to ten years.

2)	Stock options were granted to other employees to purchase a total of 498,400 shares of common stock at exercise prices ranging from $0.77 to $3.51 per share, the fair market values at the dates of grant. These options vest ratably between two and four years and are exercisable for five years.

3)	Stock options were granted to non-employee directors to purchase a total of 120,000 shares of common stock at an exercise prices ranging from $0.74 to $2.74 per share, the fair market values on the dates of the grant. These options vest ratably over a 12-month period and are exercisable for a period of ten years.

4)	Stock options were granted to a former director to purchase a total of 13,334 shares of common stock at an exercise price of $0.68 per share, below the $1.50 per share market value at the date of grant. These options were granted to correct a prior award, vested immediately and were exercisable for a period of one year.
Information with respect to activity under Youbet’s stock option plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, January 1, 2003	6,598,075	$0.84

Options granted	1,831,734	2.24
Options exercised	(1,613,363)	0.93
Options cancelled	(129,465)	1.76
Options forfeited	(105,277)	4.34

Balance, December 31, 2003	6,581,704	$1.15

Options granted	817,800	3.43
Options exercised	(1,034,228)	0.74
Options cancelled	(95,087)	2.62
Options forfeited	(115,864)	0.55

Balance, December 31, 2004	6,154,325	$1.52

Options granted	805,600	4.46
Options exercised	(2,292,786)	0.93
Options cancelled	(191,350)	3.34
Options forfeited	(81,417)	2.63

Balance, December 31, 2005	4,394,372	$2.30

Options exercisable (vested) at December 31, 2005	3,582,943	$1.91

Additional information about outstanding options to purchase Youbet’s common stock at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted Average		Weighted Average
Prices	Number of Shares	(in years)	Exercise Price	Number of Shares	Exercise Price
$0.26 – $0.99	1,503,994	4.22	$0.63	1,450,850	$0.62
$1.00 – $1.99	183,605	1.63	1.43	133,155	1.31
$2.00 – $4.99	2,505,898	6.87	3.12	1,880,188	2.79
$5.00 – $10.50	200,875	8.50	5.40	73,750	5.46

	4,394,372	5.82	$2.30	3,537,943	$1.90

The weighted average fair value at the date of grant for stock options during 2005, 2004, and 2003 were $3.42, $2.10, and $1.92, respectively. There were no warrants issued during 2005 and 2004. The weighted average fair value at the date of grant for warrants issued during 2003 was $0.80 per warrant.
For the year ended December 31, 2005, Youbet recorded ($143,878) of expense to reflect non-cash compensation related to options repriced.
NOTE 16: ACQUISITION (SEE ALSO NOTE 19)
On June 2, 2005, the Company completed its acquisition of 100% of the issued and outstanding equity interests of IRG. Pursuant to the terms of the Stock Purchase Agreement, dated as of June 1, 2005, the purchase price paid at closing consisted of: (i) $2.0 million in cash; (ii) 55,557 shares of Youbet treasury stock, subject to a one-year “lock-up” period; and (iii) 111,111 shares of Youbet treasury stock, also subject to a one-year “lock-up” period as well as a restricted stock agreement.
In addition to the cash and treasury stock referenced in the preceding paragraph, under the Stock Purchase Agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the gross amount of wagers and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $0.5 million per year in additional payments based on IRG achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. The Company may take specified offsets against certain of these payments.
As of December 31, 2005, the purchase price allocation resulted in approximately $3.3 million of identifiable intangible assets related to customer lists and non-competition agreements. A summary of the purchase price allocation through December 31, 2005 is as follows:

Purchase price allocation	December 31, 2005
Purchase price paid at closing	$3,000,000
Legal and other closing costs	341,800

$3,341,800

Cash	$535,252
Accounts receivable	1,725,669
Other current assets	10,350
Property and equipment, net	42,584
Customer list	1,668,710
Non-competition agreements	1,668,710

Total assets	5,651,275
Current liabilities	674,742
Customer deposits	1,634,733

Total liabilities	2,309,475

Total allocated purchase price	$3,341,800

The excess purchase price paid at closing over the book value of net assets of the acquired company was allocated equally to the customer list and non-competition agreements. No amount was recorded as goodwill. The customer list is amortized on a straight-line basis over the estimated useful lives of the various customer segments, ranging from two to ten years, with the weighted average being six years, based on the quality of each customer segment. The non-competition agreements are amortized on a straight-line basis over ten years, the term of the non-competition agreements. Any installment payments paid to the sellers based on the performance of IRG in each of the next three years will be allocated to customer list, non-competition agreements, and possibly goodwill.
The following unaudited pro forma financial information for 2005 and 2004 presents the consolidated operations of the Company as if the IRG acquisition had been made on January 1, 2005 and 2004, after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Twelve Months Ended December 31,
	2005	2004
Revenue	$93,354,668	$83,079,499
Net income	6,260,777	5,986,607
Basic earnings per share	$0.20	$0.20
Diluted earnings per share	$0.18	$0.18
NOTE 17: COMMITMENTS
Agreement with Charles F. Champion. Effective June 16, 2003, Mr. Champion and Youbet entered into a three year employment agreement pursuant to which Mr. Champion serves and President, Chief Executive Officer and Chairman of the Board of Youbet. Effective as of August 1, 2005, Mr. Champion and Youbet entered into the First Amendment to Mr. Champion’s June 13, 2003 employment agreement, and effective December 31, 2005, Mr. Champion and Youbet entered into a Second Amendment to Mr. Champion’s June 13, 2003 employment agreement pursuant to which Mr. Champion assumed the additional responsibilities of Chief Operating Officer. Pursuant to Mr. Champion’s employment agreement, as amended, Mr. Champion received an annual salary of $440,000 for the twelve months ended June 15, 2004, with 6% annual increases over the remaining term of the employment agreement. In addition, Mr. Champion is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Upon execution of the June 13, 2003 employment agreement, Mr. Champion received 950,000 stock options at an exercise price of $2.23, all of which immediately vested. Mr. Champion also receives a $750 per month car allowance and $60,000 duplicative living expenses per contract year. The employment agreement also provides that in the event of a change of control, as defined in the employment agreement, Mr. Champion would receive a special achievement bonus of 750,000 stock options and a severance payment equal to three years of salary and bonus.
Agreement with Gary W. Sproule. Effective January 1, 2004, Mr. Sproule and Youbet entered into an employment agreement pursuant to which Mr. Sproule agreed to serve as Senior Vice President, Operations of Youbet. Effective as of August 1, 2005, Mr. Sproule and Youbet entered into the First Amendment to Mr. Sproule’s January 1, 2004 employment agreement pursuant to which Mr. Sproule agreed to assume the position of Chief Financial Officer. Mr. Sproule’s employment agreement, as amended, will terminate two years after either Youbet or Mr. Sproule provide notice to the other of their intention to terminate the agreement. Under his employment agreement, Mr. Sproule’s annual salary was $300,000 during the first year, $325,000 during the second year and will be $325,000 during each subsequent year. Upon execution of the January 1, 2004 employment agreement, Mr. Sproule received 300,000 stock options at an exercise price of $2.49, all of which immediately vested. In addition, Mr. Sproule is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Mr. Sproule also receives a $750 per month car allowance and reimbursement for personal financial consulting services up to $10,000.
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
Employee Benefit Plan. Youbet sponsors a voluntary, defined contribution 401(k) plan. The plan provides for contributions by eligible employees and matching contributions by Youbet of 100% of the first 6% of the employee’s pre-tax contributions. Matching contributions made by Youbet included in general and administrative expenses were $390,854, $371,872, and $100,466 for 2005, 2004, and 2003, respectively, excluding nominal administrative costs assumed by the Company.
Note 18: LITIGATION
In accordance with SFAS No. 5, Accounting for Contingencies, Youbet has not accrued for a loss contingency relating to the following proceedings because Youbet believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. Consistent with Youbet’s accounting policy, legal defense costs will be recorded as period costs when incurred. As such, Youbet has not accrued for estimated future defense costs.
TVG Arbitration
In 2005, TVG exercised its rights under the License Agreement to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. During this process, Youbet attempted to correct a number of assumptions that it believes were erroneous and that were being used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the License Agreement. As such, the final report issued to TVG merely compared Youbet’s historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the License Agreement, and demanded payment from Youbet in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (the “Monetary Claim”).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that the 25 tracks listed on Schedule 1.15 of the License Agreement are TVG Exclusive Tracks for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted that certain tracks were not TVG Exclusive Tracks even though they were included in Schedule 1.15. In its report the accounting firm stated that: “Based on discussions with [TVG] . . . Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with . . . Youbet as well as with [TVG], neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.” In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) Youbet has violated the License Agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, Youbet’s redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential legal, regulatory and financial ramifications thereof; (ii) Youbet is not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology; and (iii) Youbet is improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio/video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.
In November 2005, Youbet filed its answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, Youbet has not changed its manner of calculating and paying the license and transaction fees due to TVG under the License Agreement.
Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein, filed a lawsuit against various parties, including Youbet. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed his bankruptcy petition, we paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against us, including: (i) our payment to the Trustee of $200,000, plus 12 percent interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of our common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant-whether or not assigned-do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because we had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when we, in good faith, paid the note and issued shares pursuant to the warrant. Discovery is proceeding, no trial date has been set. However, the outcome of the litigation cannot be predicted at this time.
Other
From time to time we may be a party to proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
Note 19: SUBSEQUENT EVENTS
On February 10, 2006, Youbet completed its acquisition of all of the outstanding stock of United Tote Company for $31.9 million plus the assumption of approximately $14.7 million of United Tote secured debt (primarily related to the financing of equipment that is placed with United Tote’s track customers), which Youbet agreed to guarantee. Youbet financed the acquisition by delivering to United Tote’s former owner the following consideration:
•	$1.0 million from the restricted purchase escrow account that Youbet previously funded;

•	Approximately $8.7 million from Youbet’s cash and cash equivalents;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of Youbet common stock, valued at $5.50 per share.
Each promissory note bears interest at a fixed rate of 5.02% per annum, and the principal amounts are due in full at their respective maturity dates (subject to partial or full prepayment under certain circumstances).
The Youbet shares issued to the seller are subject to a 90-day lock up period, and Youbet has agreed to register such shares with the Securities and Exchange Commission. Youbet also agreed to a “make-whole” provision pursuant to which it will pay to the seller a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of Youbet’s common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by Youbet and then held by the seller. In addition, Youbet may cause the seller to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price is below $5.50 per share, provided that Youbet pays to the seller the make-whole amount within ten trading days of the sale. Further, the make-whole provisions terminate if the trading price of Youbet’s common stock meets or exceeds $6.15 for any three consecutive trading days during which the resale shelf registration statement is effective and available for use, or if the seller sells more than 352,700 shares of Youbet stock in any five consecutive trading-day period.
The following summarized unaudited pro forma balance sheet information gives effect to Youbet’s acquisition of United Tote Company.
The summarized unaudited pro forma combined balance sheet was prepared by combining Youbet’s consolidated balance sheet with the unaudited consolidated balance sheet of United Tote as of December 31, 2005. The purchase accounting adjustments made in connection with the development of the unaudited pro forma combined balance sheet are preliminary and have been made solely for purposes of developing such summarized unaudited pro forma combined balance sheet. The actual allocations could differ materially from those set forth in the unaudited pro forma combined balance sheet.

ASSETS
Current assets	$27,193,065
Long term assets	53,863,068

$81,056,133

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$32,813,731
Long term liabilities	15,539,754

48,353,485
Equity	32,702,648

$81,056,133

On February 6, 2006, Youbet abandoned a proposed public equity offering originally intended to finance Youbet’s acquisition of United Tote. As a result, $206,671 of costs incurred in association with the abandoned financing were expensed in 2005.