Form 10-Q
period 2006-03-31
YOUBET COM INC
filed 2006-05-10
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Yes ☐ No ☑
As of March 31, 2006, the issuer had 35,760,543 shares of common stock, par value $0.001 per share, outstanding.

YOUBET.COM, INC.
Preliminary Note
This quarterly report on Form 10-Q is for the three month period ended March 31, 2006. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,503,800	$16,685,787
Current portion of restricted cash	4,457,999	5,185,115
Accounts receivable, net of allowance for doubtful collection of $563,507 and $346,000	8,922,396	2,504,427
Other receivables	12,823	27,493
Inventory, net of reserve of $385,436	2,150,736	—
Current portion of notes receivable	241,122	—
Prepaid expenses	1,587,071	1,290,849
Current portion of deferred tax asset	4,464,841	4,088,000

	30,340,788	29,781,671
Property and equipment, net of accumulated depreciation and amortization of $9,322,975 and $8,675,956	21,961,425	4,418,872
Restricted cash, net of current portion	381,962	381,962
Notes receivable, net of current portion, net of allowance for doubtful collections of $76,742	301,416	—
Intangibles and other, net of accumulated amortization of $690,525 and $338,388	17,022,685	5,025,339
Goodwill	10,447,106	—
Deferred tax asset, net of current portion	1,505,202	1,221,000

	$81,960,584	$40,828,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long term debt	$5,193,123	$620,000
Short term debt	5,200,000	—
Trade payables, TVG	3,112,208	4,805,642
Trade payables, track related	4,608,054	2,337,709
Trade payables, other	2,485,262	783,621
Accrued expenses and other	5,760,439	3,193,625
Customer deposits	6,071,008	5,905,099
Deferred revenues	464,114	121,027

	32,894,208	17,766,723
Long term debt, net of current portion	14,726,927	177,655
Fair value of interest rate swaps	11,985	—

	47,633,120	17,944,378

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 35,760,543 and 33,451,809 shares outstanding	35,761	33,452
Additional paid-in capital	115,829,560	105,715,395
Deficit	(80,174,606)	(81,524,009)
Accumulated other comprehensive loss	(22,879)	—
Treasury stock (457,015 and 457,015 shares at cost)	(1,340,372)	(1,340,372)

	34,327,464	22,884,466

	$81,960,584	$40,828,844

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues
Commissions	$23,921,590	$17,763,048
Contract revenues	2,851,891	—
Equipment sales	135,651	—
Other	846,821	752,310

	27,755,953	18,515,358

Operating costs and expenses
Track fees	11,577,615	8,625,132
Licensing, TVG	3,103,740	3,011,857
Contract costs	1,934,135	—
Equipment costs	89,254	—
Network operations	1,283,433	995,201
Research and development	766,270	319,876
Sales and marketing	2,070,869	1,276,148
General and administrative	4,417,361	3,182,438
Depreciation and amortization	1,140,214	231,825

	26,382,891	17,642,477

Income from operations	1,373,062	872,881

Other income (expense)
Interest income	157,205	89,421
Interest expense	(188,218)	(18,827)
Other	77,675	86,523
Equity in net income of joint venture	24,072	—

	70,734	157,117

Income before income taxes	1,443,796	1,029,998
Income taxes	(94,393)	—

Net income	$1,349,403	$1,029,998

Income per share — basic	$0.04	$0.03
Income per share — diluted	$0.04	$0.03
See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$1,349,403	$1,029,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,140,214	231,825
Equity in net income of joint venture	(24,072)	—
Stock-based compensation expense (benefit)	201,421	(52,726)
Change in operating assets and liabilities
Restricted cash	(41,530)	(33,891)
Receivables	(1,821,772)	(46,928)
Other receivables	17,231	124,625
Inventory	26,578	—
Prepaid expenses	4,920	(664,304)
Deposits and others	310,213	—
Unamortized intangibles and other	—	(45,529)
Trade payables, TVG	(1,693,434)	(916,303)
Trade payables, track related	2,270,344	478,626
Trade payables, other	231,073	183,294
Accrued expenses and other	749,011	1,123,835
Customer deposits	165,909	30,538
Deferred revenues	(55,709)	10,595

Net cash provided by operating activities	2,829,800	1,453,655

Investing activities
Purchases of property and equipment	(1,087,569)	(416,807)
Notes receivable	37,964	—
Cash paid for United Tote Company acquisition, net of cash acquired of $159,762	(10,094,105)	—
Investments in intangibles and other	—	(1,751)
Decrease in restricted cash	1,018,647	—
Increase in restricted cash	(250,000)	(3,113)

Net cash used in investing activities	(10,375,063)	(421,671)

Financing activities
Proceeds from exercise of stock options and warrants, net	96,871	832,988
Repayment of long term debt	(722,701)	(95,108)

Net cash provided (used) by financing activities	(625,830)	737,880
Foreign currency translation adjustment	(10,894)	—
Increase (decrease) in cash and cash equivalents	(8,181,987)	1,769,864
Cash and cash equivalents, beginning of period	16,685,787	13,287,492

Cash and cash equivalents, end of period	$8,503,800	$15,057,356

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
Note 1: Basis of presentation
The accompanying financial statements have been prepared by Youbet.com, Inc. (“Youbet”) pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim information. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For further information, please refer to the consolidated financial statements for the year ended December 31, 2005, and the related notes, included within Youbet’s Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission, from which the balance sheet information as of December 31, 2005, is derived.
Youbet and its wholly-owned subsidiaries are collectively referred to herein as the “Company.” IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. UT Gaming, Inc. and its wholly-owned subsidiaries are collectively referred to as “United Tote,” unless the context requires otherwise. All inter-company accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.
Youbet has issued various stock options and warrants in non-capital raising transactions in exchange for services rendered and to be rendered and in connection with debt financing. Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“Statement 123”). As permitted under Statement 123, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of the adoption of the revised statement. As a result of the adoption of SFAS No. 123R, stock-based compensation expense recognized during the quarter ended March 31, 2006, of $201,421, included compensation expense for all share-based payments granted on or prior to December 31, 2005, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted or vesting on or subsequent to January 1, 2006, based on the fair value estimates in accordance with the provisions of SFAS No. 123R.
Note 2: Accounts receivable
Accounts receivable consisted of the following:

	March 31,	December 31,
	2006	2005
Track receivables, net of allowance for doubtful collection of $217,507 and $0	$7,445,567	$671,720
Player receivables	1,080,632	1,421,458
Magna receivable, net of allowance for doubtful collection of $346,000 and $346,000	346,000	346,000
Other	50,197	65,249

	$8,922,396	$2,504,427

Note 3: Inventories
Inventories consisted of the following:

March 31,
2006
Raw materials, net of reserve of $287,096	$1,428,381
Work in process	126,255
Ticket stock	316,310
Finished goods, net of reserve of $98,339	279,790

$2,150,736

Note 4: Property and equipment
Property and equipment consists of the following:

	March 31,	December 31,
	2006	2005
Computer equipment, owned	$5,978,030	$5,571,870
Computer equipment under capital lease	175,623	755,302
Pari-mutuel equipment	17,531,120	—
Software	2,862,728	2,512,252
Office furniture, fixtures and equipment	1,414,260	1,222,991
Leasehold improvements	3,078,779	3,032,413
Building	220,708	—
Land	23,152	—

	31,284,400	13,094,828
Less: Accumulated depreciation	(9,322,975)	(8,675,956)

	$21,961,425	$4,418,872

Note 5: Unamortized intangibles and other
Unamortized intangibles and other consists of the following:

	March 31,	December 31,
	2006	2005
Intangibles, net of accumulated amortization of $690,525 and $338,388	$14,940,146	$3,209,687
Unamortizing intangibles	151,433	65,094
Investments	1,658,730	1,512,243
Long term deposits	159,876	134,426
Trademark and trade names	77,597	—
Investment in joint venture	10,000	—
Other	24,903	103,889

	$17,022,685	$5,025,339

Note 6: Joint venture
As of March 31, 2006, the Company had a 50% membership interest in a joint venture, IWP Systems, LLC. (“IWP”). United Tote received a dividend of approximately $21,000 from IWP during the first quarter of 2006. The Company’s equity in net income of IWP recognized for the three months ended March 31, 2006 of $24,072 was related to this joint venture. IWP had revenues of approximately $95,832 during the three months ended March 31, 2006.
Note 7: Debt
Debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Capital lease obligations and other financing arrangements	$541,505	$797,655
Promissory notes	10,200,000	—
Revolving line of credit	1,775,513	—
Bank equipment term loan	12,078,256	—
Bank mortgage term loan	507,500	—
Notes payable	17,276	—

	25,120,050	797,655
Short term debt and current portion of long term debt	10,393,123	620,000

Long term debt, less current maturities	$14,726,927	$177,655

United Tote Acquisition
On November 30, 2005, Youbet, UT Gaming, Inc., a Delaware corporation and a wholly-owned subsidiary of Youbet, UT Group LLC, a Delaware limited liability company, and United Tote Company, a Montana corporation, entered into a stock purchase agreement pursuant to which Youbet agreed to acquire from UT Group all of the outstanding common stock of United Tote. The stock purchase agreement was subsequently amended on December 22, 2005, January 26, 2006 and February 10, 2006. On February 10, 2006, the closing under the amended stock purchase agreement occurred, and UT Gaming acquired all of the issued and outstanding common stock of United Tote. Pursuant to the terms of the amended stock purchase agreement, Youbet paid or delivered to UT Group, the former owner of United Tote, aggregate consideration valued at approximately $31.9 million, which included three unsecured promissory notes with an aggregate principal amount of $10.2 million:

	Principal	Maturity	Interest Rate	Payments
Short term promissory note	$5,200,000	2/9/2007	5.02%	Principal due at maturity and interest due quarterly.
Long term promissory note	3,200,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.
Long term promissory note	1,800,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.

	10,200,000
Less short term promissory note	(5,200,000)

Long term debt less short term promissory note	$5,000,000

United Tote Credit Facility
On September 5, 2003, United Tote entered into a credit agreement with M&T Bank consisting of a revolving credit facility, an equipment line of credit and a mortgage term loan. Upon the closing of Youbet’s acquisition of United Tote, United Tote became an indirect, wholly-owned subsidiary of Youbet, which event constituted a change of under the M&T Bank credit agreement. However, M&T Bank has agreed not to accelerate the payment of any outstanding amounts due under its credit agreement as a result of the change of control until June 30, 2006, while Youbet negotiates a replacement credit facility. In addition, Youbet agreed to fully and unconditionally guarantee the United Tote credit agreement. The following table shows amounts outstanding under the M&T Bank credit agreement as of March 31, 2006:

March 31,
2006
Revolving line of credit	$1,775,513

Bank equipment term loans, monthly principal payments plus interest at LIBOR plus 3.25% (7.72% at March 31, 2006); balances due November 2009 through September 2010	12,078,256

Bank mortgage term loan, monthly principal payments plus interest at LIBOR plus 3.0% (7.47% at March 31, 2006); balance due September 2008	507,500

Note payable, payable in monthly installments; maturing in July 2009	17,276

14,378,545
Less current maturities	(4,793,742)

Long term debt, less current maturities	$9,584,803

Note 8: Income taxes
The Company has federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amount of $55,000,000 and $13,538,000, respectively, at March 31, 2006. Management believes that the Company will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $5,964,000, which resulted primarily from the net operating loss carryforwards, will be realized. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2006 in determining the tax rate applied to the current quarter.
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
The change in the deferred tax asset valuation allowance for the quarter ended March 31, 2006, based on these estimates created an income tax benefit (expense) of $695,000, which offset all current quarter income tax expense.
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
Note 9: Income per share
The following tables are reconciliations of the weighted average shares used in the computation of basic and diluted income per share (“EPS”) for the periods presented:

	Three Months Ended March 31,
	2006			2005
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS

EPS — Basic	$1,349,403	34,206,932	$0.04	$1,029,998	30,538,253	$0.03
Effect of dilutive securities	—	2,170,674	—	—	3,899,603	—

EPS — Diluted	$1,349,403	36,377,606	$0.04	$1,029,998	34,437,856	$0.03

Note 10: Stockholders’ equity
Warrants
Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average Exercise
	Warrants	Price
Balance, December 31, 2005	35,000	$1.58
Warrants expired	(10,000)	4.28
Warrants exercised	(25,000)	0.50

Warrants exercisable at March 31, 2006	—	0.00

Stock options
In June 2005, Youbet’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constituted an amendment, restatement and continuation of Youbet’s 1998 Stock Option Plan. As of March 31, 2006, there were options for 9,021,577 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 9,250,000 shares.

Information with respect to activity under the Equity Incentive Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2005	4,394,372	$2.30
Options granted	82,664	4.27
Options exercised	(101,916)	0.83
Options cancelled	(50,800)	4.38
Options forfeited	(77,350)	4.44

Balance, March 31, 2006	4,246,970	2.31

Options exercisable (vested) at March 31, 2006	3,479,343	1.93

Additional information about outstanding options to purchase the Youbet’s common stock at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price
$0.49 — $0.99	1,413,329	4.20	$0.62	1,360,185	$0.62
$1.00 — $1.99	173,605	1.44	1.45	148,380	1.39
$2.00 — $4.99	2,504,161	6.72	3.13	1,943,278	2.84
$5.00 — $10.50	155,875	9.15	5.40	27,500	5.72

TOTAL	4,246,970	5.75	2.31	3,479,343	1.93

Note 11: Acquisition
On February 10, 2006, the Company acquired from UT Group LLC all of the issued and outstanding common stock of United Tote Company, a leading supplier of totalizator systems (the systems that process wagers and payouts), terminals and other pari-mutuel wagering services. Pursuant to the terms of the amended stock purchase agreement, Youbet paid aggregate consideration valued at approximately $31.9 million, which consisted of:
•	$9.75 million in cash (including the release of $1.0 million previously held in escrow and net of a $0.25 million adjustment due to an increase in United Tote’s secured debt and certain other indebtedness);

•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and

•	2,181,818 shares of Youbet common stock that are subject to certain make-whole provisions which value such shares at $5.50 per share.
The assets and liabilities of United Tote have been recorded at their estimated fair value. The preliminary purchase allocation resulted in $12,051,832 of specifically identifiable intangible assets including trademarks and trade names, technology, and game content with estimated useful lives ranging from five to fifteen years. The annual amortization of these assets is expected to be approximately $1,511,927. Goodwill was recorded for $10,447,106. A final determination of required purchase accounting adjustments, including the allocation of the purchase price to the assets (tangible and intangible) acquired and liabilities assumed based on their respective fair values, has not yet been made.
The following unaudited pro forma financial information for the three months ended March 31, 2006, presents the consolidated operations of the Company as if the United Tote acquisition occurred on January 1, 2005, after giving effect to certain adjustments for the pro forma acquisition as of that date. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended March 31,
	2006	2005
Revenue	$30,092,324	$23,693,043
Net income	1,097,105	358,762

Basic earnings per share	$0.03	$0.01
Diluted earnings per share	$0.03	$0.01

Note 12: Segment reporting
As a result of the acquisition of United Tote, the Company now operates as two reportable segments beginning in 2006, which the Company operates and manages as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Our advance deposit wagering segment consists of the combined operations of Youbet and IRG, and our totalizator services segment consists of solely of the operations of United Tote.

	Three Months Ended March 31,
	2006	2005
Revenue
Advance deposit wagering segment	$24,768,411	$18,515,358
Totalizator services segment	3,074,387	—

	27,842,798	18,515,358
Intercompany elimination of totalizator services	(86,845)	—

	$27,755,953	$18,515,358

	Three Months Ended March 31,
	2006	2005
Revenue by Geographic Area
United States	$27,148,149	$18,515,358
International	607,804	—

	$27,755,953	$18,515,358

	Three Months Ended March 31,
	2006	2005
Reconciliation of Income Before Income Taxes
Income (loss) from operations
Advance deposit wagering segment	$1,591,207	$872,881
Totalizator services segment	(218,145)	—

	1,373,062	872,881
Interest income	157,205	89,421
Interest expense	(188,218)	(18,827)
Other	77,675	86,523
Equity in net income of joint venture	24,072	—

Income before income taxes	$1,443,796	$1,029,998

	As of March 31,	As of December 31,
	2006	2005
Total Assets
Advance deposit wagering segment	$34,358,328	$40,828,844
Totalizator services segment	47,602,256	—

	$81,960,584	$40,828,844

Note 13: Contingencies
In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the following proceedings because management believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered to be probable or reasonably estimable, even in the form of a range of likely loss.
TVG Arbitration
In 2005, TVG exercised its rights under the license and content agreement, dated as of May 18, 2001, to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. During this process, the Company attempted to correct a number of assumptions that the Company believes were erroneous and that were being used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the license and content agreement. As such, the final report issued to TVG merely compared the Company’s historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the license and content agreement, and demanded payment from the Company in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (referred to as the “Monetary Claim”).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that the 25 tracks listed on Schedule 1.15 of the license and content agreement are TVG Exclusive Tracks for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted that certain tracks were not TVG Exclusive Tracks even though they were included in Schedule 1.15. In its report, the accounting firm stated that: “Based on discussions with [TVG] . . . Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with . . . Youbet as well as with [TVG], neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.” In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) the Company has violated the license and content agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, Youbet’s redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential legal, regulatory and financial ramifications thereof; (ii) the Company is not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology; and (iii) the Company is improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio/video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.
In November 2005, the Company filed its answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. The arbitration is currently scheduled for October 2006. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, the Company has not changed its manner of calculating and paying the license and transaction fees due to TVG under the license and content agreement.
Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein, filed a lawsuit against various parties, including Youbet. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, we paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against Youbet, including: (i) Youbet’s payment to the Trustee of $200,000, plus 12 percent interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of Youbet’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant—whether or not assigned—do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because Youbet had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when Youbet, in good faith, paid the note and issued shares pursuant to the warrant. The litigation has been set for trial in January 2007, and discovery is proceeding. Youbet intends to vigorously defend this action. However, the outcome of the litigation cannot be predicted at this time.
Other
From time to time we may be a party to proceedings that are ordinary and incidental to our business. We do not expect that any of these legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to secure external sources of financing on acceptable terms; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; the outcome of the pending arbitration with TVG; and other factors described in our annual report on Form 10-K for the year ended December 31, 2005 and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
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

Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to the off-track betting facilities. As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of handle, from the race tracks.
In June 2005, we acquired International Racing Group, or IRG, a pari-mutuel wagering company with a call center based in Curaçao, Netherlands Antilles. IRG provides us with an established market position in the rapidly growing, high-volume rebate shop segment. The rebate shop model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition allows us to expand our customer base with live telephone operators. In 2005, IRG was issued a one year, renewable license to operate a multi-jurisdictional simulcasting and interactive wagering hub by the Oregon Racing Commission.
Key developments
On February 10, 2006, we completed our acquisition of the outstanding stock of United Tote Company, a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services. For more information, see Note 11: “Acquisition” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
Critical accounting estimates and policies
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts. Actual results could materially differ from these estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts, inventory obsolescence reserves, useful lives related to the calculation of depreciation and amortization on property and equipment, and the valuation allowance on deferred taxes.
Revenue recognition. Youbet and IRG record commissions on wagers it places with tracks for its customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Other sources of revenue, including membership and information fees, are relatively insignificant and recognized when earned. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned. Volume discounts offered to IRG’s customers are recorded as a reduction of commissions earned. The majority of United Tote’s revenues are derived from contracts which include the installation and operation of pari-mutuel wagering networks. United Tote is compensated under these arrangements by sharing in the revenue generated by the pari-mutuel venues and United Tote recognizes its revenue relating to this business based on its share of gaming receipts as generated. In some instances, United Tote incurs significant costs relating to these contracts before the systems become operational. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.
Cash and cash equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the financial statements, restricted cash, current and non-current, is excluded from cash and cash equivalents.
Accounts receivable and allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and do not bear interest. IRG’s accounts receivable primarily represent amounts due from certain customers who have qualified for credit pursuant to IRG’s credit policy, which has been approved by the Oregon Racing Commission. We recognize an allowance for doubtful accounts to record accounts receivable at estimated net realizable value. The allowances are determined based upon management’s evaluation of periodic aging of accounts and our assessment of collectibility. If circumstances related to our assumptions change, recoverability estimates are adjusted accordingly. United Tote sells to customers using credit terms customary in its industry. We establish a reserve for losses on its accounts based on historic loss experience and current economic conditions. Losses are charged off to the reserve when management deems further collection efforts will not produce additional recoveries.
Fair value of financial instruments. The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. We account for interest rate swaps in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133,

Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, we designate the derivative as either a (1) fair-value hedge, (2) cash-flow hedge, (3) foreign-currency hedge, (4) net investment in a foreign operation or (5) trading instrument. We engage in derivatives classified as cash-flow hedges. In evaluating the fair value of financial instruments, including derivatives, we generally use third-party market quotes.
On March 24, 2005, United Tote entered into an interest-rate swap agreement for the purpose of reducing certain exposures to interest-rate fluctuations on its equipment term loans. United Tote pays a fixed rate of 4.59% under this swap agreement, and receives a floating rate at the bank counterparties’ LIBOR rate.
The swap agreement expires in April 2010. United Tote expects to continue to hold this swap, and the fair value of this swap will reverse out of accumulated other comprehensive loss with the passage of time.
Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, United Tote designates the derivative as either a (1) fair-value hedge, (2) cash-flow hedge, (3) foreign-currency hedge, (4) net investment in a foreign operation or (5) trading instrument. United Tote has designated the swap agreement as a cash-flow hedge.
United Tote formally documents all relations between derivative instruments and the hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. United Tote formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In evaluating the fair value of financial instruments, including derivatives, United Tote generally uses third-party market quotes.
United Tote’s cash-flow hedge contains credit risk to the extent that its bank counterparty may be unable to meet the terms of the agreement. United Tote minimizes such risk by limiting its counterparties to major financial institutions. Management does not expect any material losses as a result of defaults by the counterparty.
The carrying value of financial instruments reported in the Consolidated Balance Sheet for current assets, current liabilities and long-term variable-rate debt approximates fair value at March 31, 2006 and December 31, 2005. The fair market value of United Tote’s interest rate swap agreement at March 31, 2006 was $11,985.
Foreign currency. The functional currency of United Tote Canada, a wholly owned subsidiary of United Tote, is Canadian dollars. We translate assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.
Inventories and obsolescence. Inventories are stated at the lower of cost (first-in, first-out method) or market value. We regularly review inventory quantities on hand and records provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.
Property and equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment, which includes equipment under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from three to five years. Leasehold improvements are amortized over the economic life or the term of the lease, including lease renewal periods, if applicable, whichever is shorter. The majority of United Tote’s equipment is in place at various pari-mutuel gaming sites located throughout North America.
Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We periodically review the carrying value of software development costs to determine if an impairment loss should be recognized.

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
Stock based compensation. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), or SFAS 123R, Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires Youbet to measure the cost of employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, Youbet is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Youbet implemented this standard on January 1, 2006. Youbet adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 1: “Basis of presentation” and Note 10: “Stockholders’ equity” in Part I, Item 1 of this Form 10-Q for more information about Youbet’s stock based compensation.
As a result of our acquisition of United Tote, we began operating as two reportable segments in February 2006, which we operate and manage as strategic business units. Our reporting segments are based upon business units; one segment consists of the combined operations of Youbet and IRG, and the other consists of solely of the operations of United Tote. Because we have only owned and operated United Tote since February 2006, we do not have sufficient information to compare and discuss year-over-year results for our reportable segments. As such, the discussion and analysis below was prepared on a consolidated basis. As noted above, we do not consider IRG to be a separate reportable segment; however, we have presented certain financial information for IRG to aid investors in understanding our results of operations. For further discussion of our segments, see Note 12: “Segment reporting” in Part I, Item 1 of this Form 10-Q.
Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005
Total revenues increased 50% for the first quarter of 2006, compared to the first quarter of 2005. This increase is partially due to $3.4 million of IRG revenue and $3.1 million of United Tote revenue for the first quarter of 2006 that we did not have during the first quarter of 2005. Total wagers (handle) for Youbet and IRG for the three months ended March 31, 2006 were $146.8 million, an increase of 66% from the same period of 2005. This increase is partially due to $43.5 million of IRG handle for the first quarter of 2006 that we did not have during the first quarter of 2005.
Youbet and IRG’s total blended yield, defined as commission revenue less track and licensing fees (each as calculated and presented in accordance with accounting principles generally accepted in the United States), as a percentage of handle, was 6.3% in the first quarter of 2006 and reflects the impact of the lower yielding IRG handle. In the first quarter of 2006, we generated a 7.8% yield on Youbet handle and a 2.7% yield on IRG handle. The 6.4% yield is a decline from the first quarter 2005 yield of 6.9% due to a change in year-over-year track mix. Yield is considered a non-GAAP financial measure as defined by SEC Regulation G. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
United Tote generated $2.9 million of contract revenue and $0.1 million of equipment sales in the first quarter of 2006. Contract revenue represents the revenue from providing core totalizator services. Equipment sales represents sales of totalizator equipment.
Operating expenses
TRACK FEES: Track fees increased 34% to $11.6 million in the first quarter of 2006, compared to $8.6 million in the first quarter of 2005. The increase was primarily due to $2.2 million of track fees associated with IRG operations that we acquired in June 2005. The remaining increase was primarily due to an increase in handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
LICENSING FEES — TVG: For the three months ended March 31, 2006, these fees increased 3% to $3.1 million, compared to $3.0 million for the first quarter of 2005, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG.
CONTRACT COSTS: Contract costs of $1.9 million for the current quarter are from United Tote’s operations and represent those costs associated with earning contract revenue. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
EQUIPMENT COSTS: Equipment costs of $89,254 for the current quarter are from United Tote’s operations and represent those costs associated with earning the equipment sales revenue. Youbet did not have these costs prior to the United Tote acquisition.
NETWORK OPERATIONS: Network operations expense increased 29% to $1.3 million in the first quarter of 2006, compared to $1.0 million in the first quarter of 2005. This increase was primarily due to $0.2 million of increased data center expenses and other network operations expenses resulting from the IRG acquisition that we did not have last year. The remaining increase was primarily due to increased totalizator fees related to increased wager volume. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
RESEARCH AND DEVELOPMENT: Research and development expense increased 140% to $0.8 million in the first quarter of 2006, compared to $0.3 million in the first quarter of 2005. The increase was primarily due to $48,890 and $338,280 of research and development expense for IRG and United Tote, respectively, that we did not have last year. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
SALES AND MARKETING: Sales and marketing expense increased 62% to $2.1 million in the first quarter of 2006, compared to $1.3 million in the first quarter of 2005. The increase was primarily due to $0.4 million of IRG player services expenses and $0.2 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our CBS Sportsline and expanded ESPN marketing agreements that did not exist during the first quarter of 2005. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 39% to $4.4 million in the first quarter of 2006, compared to the first quarter of 2005. The increase was primarily due to $149,617 and $161,064 of general and administrative expenses for IRG and United Tote, respectively, that we did not have last year. We also had increased transaction processing fees related to the increased transaction volume discussed above, fully burdened salaries, Sarbanes-Oxley compliance, and legal expenses partially offset by decreased professional consulting fees. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will ordinarily decline. Accordingly, general and administrative expenses, as a percentage of total revenues, declined in the first quarter of 2006 to 16% from 17% in the first quarter of 2005.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 392% to $1.1 million in the first quarter of 2006, compared to the first quarter of 2005. The increase in the current quarter includes $0.2 million of amortization related to the IRG acquisition and $0.6 million of depreciation and amortization related to the United Tote acquisition that we did not have last year.
INTEREST INCOME: Interest income increased 76% to $0.2 million in the first quarter of 2006, compared to the first quarter of 2005. The increase is due to increased cash balances in the current quarter, compared to the prior year same quarter, combined with the increased interest rates in the current year, compared to last year.
INTEREST EXPENSE: Interest expense increased to $0.2 million in the first quarter, compared to $18,827 during the first quarter of 2005. The increase is primarily due to $71,117 of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote with an aggregate principal amount of $10.2 million and $91,715 of interest expense related to United Tote’s credit agreement with Manufacturers and Traders Trust Company, or M&T Bank, consisting of a revolving credit facility, an equipment line of credit and a mortgage term loan. For more information, see Note 7: “Debt” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
INCOME TAXES: During first quarter 2006, we determined that $0.7 million of the Company's aggregate $20.0 million deferred tax asset related to our net operating loss carryforward should be recognized. Our current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $6.0 million of the deferred tax asset recognized as of the first quarter of 2006, except as necessary to offset the current period’s tax provision. Therefore, the current change in the deferred tax asset valuation allowance created an income tax benefit of $0.7 million, which offsets all but $95,000 of the current period income tax expense.

Liquidity and capital resources
During the first three months of 2006, we funded our operations primarily with net cash provided by operating activities. As of March 31, 2006, we had net working capital of negative $2.6 million, compared to positive working capital of $12.0 million at December 31, 2005. As of March 31, 2006, we had $8.5 million in cash and cash equivalents, $4.8 million in restricted cash, and $25.1 million in debt. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, Sarbanes-Oxley compliance costs, data center operations, telecommunications, debt service, interest expense, and costs to fund United Tote’s inventory and assembly process to build and deploy new totalizator equipment for its track partners. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.
Net cash provided by operating activities for the three months ended March 31, 2006, compared to net cash provided by operating activities increased by $1.4 million for the three months ended March 31, 2005, primarily due to the increased change in depreciation of $0.9 million, prepaid expenses of $0.7 million and trade payables – track related of $1.8 million; partially offset by a decreased change in accounts receivable of $1.8 million and trade payable – TVG of $0.8 million.
Net cash used in investing activities for the three months ended March 31, 2006, compared to net cash used in investing activities in the same period of 2005 increased by $9.9 million primarily due to the net cash paid in connection with the United Tote acquisition.
Net cash used in financing activities decreased by $1.1 million, compared to the cash increase in the first quarter of 2005 primarily due to proceeds from the exercise of stock options and warrants in 2005 compared to long term debt repayments in 2006.
United Tote Acquisition
On November 30, 2005, Youbet, UT Gaming, Inc., a Delaware corporation and a wholly-owned subsidiary of Youbet, UT Group LLC, a Delaware limited liability company, and United Tote Company, a Montana corporation, entered into a stock purchase agreement pursuant to which Youbet agreed to acquire from UT Group all of the outstanding common stock of United Tote. The stock purchase agreement was subsequently amended on December 22, 2005, January 26, 2006 and February 10, 2006. On February 10, 2006, the closing under the amended stock purchase agreement occurred, and UT Gaming acquired all of the issued and outstanding common stock of United Tote. Pursuant to the terms of the amended stock purchase agreement, Youbet paid or delivered to UT Group, the former owner of United Tote, aggregate consideration valued at approximately $31.9 million, which consisted of:
•	$9.75 million in cash (including the release of $1.0 million previously held in escrow and net of a $0.25 million adjustment due to an increase in United Tote’s secured debt and certain other indebtedness);

•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and

•	2,181,818 shares of Youbet common stock that are subject to make-whole provisions (described further below) which value such shares at $5.50 per share.
The purchase price paid for the stock of United Tote was allocated to net assets based on preliminary estimates of fair value. As of March 31, 2006, the preliminary purchase price allocation, subject to further adjustment, resulted in approximately $12.1 million of specifically identifiable intangible assets related to trademarks and trade names, technology, and game content and approximately $10.4 million to goodwill. An independent third party has been engaged to assist management in determining the fair value of acquired assets and liabilities assumed, including identifiable intangible assets. The final purchase price allocation may result in a materially different allocation to tangible and intangible assets than those presented in the unaudited pro forma consolidated financial statements filed on February 13, 2006 on Form 8-K.
Pursuant to the terms of a stockholder rights agreement between Youbet and UT Group, Youbet filed a registration statement to register UT Group’s Youbet stock for resale on April 21, 2006 and the SEC declared that registration statement effective on May 2, 2006.
Under the stockholder rights agreement, the shares of Youbet stock issued to UT Group are subject to a make-whole provision pursuant to which Youbet will pay UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the weighted average trading price of Youbet’s common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by Youbet and then held by UT Group on February 9, 2007. The stockholder rights agreement allows Youbet to cause UT Group to sell some or all of its Youbet stock on or prior to February 9, 2007 at prices below $5.50 per share, provided that Youbet pays UT Group the difference between $5.50 per share and the price per share at which UT Group was forced to sell its shares, multiplied by the number of shares sold by UT Group at Youbet’s request. These make-whole provisions terminate if the trading price of Youbet’s common stock meets or exceeds $6.15 per share for any three consecutive trading days during which the resale shelf registration is effective and available for use, or if UT Group sells more than 352,700 shares in any five consecutive trading days.
Other
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
During the first three months of 2006, we did not enter into any new capital lease arrangements. and $0.4 million in capital lease obligations will become due within the next 12 months. Also, during the first three months of 2006, we entered into new operating lease arrangements totaling $12,728, and $0.2 million in operating lease obligations will become due within the next 12 months.
United Tote has a credit agreement with M&T Bank consisting of a revolving credit facility, an equipment line of credit and a mortgage term loan. At March 31, 2006, United Tote has $14.4 million in borrowings outstanding under this credit agreement. See Note 7: “Debt” in Part I, Item 1 of this Form 10-Q for more information regarding the M&T Bank credit agreement.
Regulatory considerations
Legal issues concerning online wagering that may adversely effect our business.
On April 7, 2005, the Appellate Body of the World Trade Organization, referred to as the WTO, circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda, referred to as Antigua, challenging certain U.S. measures affecting the cross-border supply of gambling and betting services. Antigua claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the U.S. in violation of certain U.S. obligations under the General Agreement on Trade in Services, referred to as GATS. In relevant part, Antigua argued that the U.S. was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The Appellate Body of the WTO found, inter alia, “that the U.S. has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire Act, the Travel Act and the Illegal Gambling Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing, and therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body, referred to as the DSB, of the WTO, and the U.S. was requested to bring its measures into conformity with its obligations under the GATS. The United States was given until April 5, 2006 to do so. In a submission to the WTO dated April 10, 2006, the Office of the United States Trade Representative, or the USTR, noted that a U.S. Department of Justice official had provided the following information in April 5, 2006 testimony before a Congressional committee: “The Department of Justice views the existing criminal statutes as prohibiting the interstate transmission of bets or wagers, including wagers on horse races. The Department is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. We have previously stated that we do not believe that the Interstate Horse Racing Act, 15 U.S.C. §§ 3001-3007, amended the existing criminal statutes.” The USTR reported, in light of these circumstances, that the United States is in compliance with its WTO obligations. Under WTO rules, the Government of Antigua and Barbuda may challenge that position and seek authorization to impose trade retaliation against the United States. Although the WTO decision and the U.S. Government’s recent submission do not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. Government will take in response to any new WTO proceedings and what effect, if any, the consequences thereof will have on our business and operations.
Various state legislatures, Congress and federal and state executive authorities have proposed laws and regulations directly applicable to online and Internet gaming which could have a material adverse effect on our business.
Most prominently in 1998, a bill sponsored by U.S. Senator Jon Kyl of Arizona and adopted by a wide margin in the Senate would have prohibited online and Internet gaming, with specified exceptions, including exceptions for certain horse race wagering and certain “closed-loop” online systems. This 1998 bill was not enacted. Senator Kyl introduced a new version of his 1998 bill entitled, the “Internet Gambling Prohibition Act of 1999.” This 1999 Kyl bill contained more broadly drafted exceptions than the 1998 Kyl bill. If it had been enacted in the form in which it was approved by the Senate in November 1999, we do not believe that the Kyl bill would have had a material adverse effect on our business. In October 1999, Representative Goodlatte introduced a bill in the House of Representatives with similar language as the 1999 Kyl bill. In April 2000, the House Judiciary Committee passed the Goodlatte bill. If the Goodlatte bill had been enacted in the form in which it was approved by the House Judiciary Committee, we do not believe that the Goodlatte bill would have had a material adverse effect on our business. Recently, Senator Kyl circulated a draft bill entitled “The Unlawful Internet Gambling Enforcement Act of 2005.” As currently drafted, this bill would bar credit card issuers and other financial institutions from transmitting money related to online wagering. Unlike Senator Kyl’s previous bills, this new draft bill does not contain an exception for legal pari-mutuel wagers placed on horse races. This bill has not been introduced into the Senate, however, the most recent draft proposal from Senator Jon Kyl sets out a specific exemption for entities that are covered by the Interstate Horseracing Act of 1978, et seq. Youbet has obtained and may rely on an opinion of counsel that it is included in the provisions of the Interstate Horseracing Act and thus the exemption in the Kyl proposal would be applicable to Youbet. No action on the Kyl Bill is known to have taken place at the time of this writing.
Congressman Jim Leach of Iowa has introduced a bill that would prohibit the use of financial instruments in the furtherance of Internet gambling; however, the bill has a specific exemption for transactions that are covered by the Interstate Horseracing Act of 1978 and, therefore, actives conducted by Youbet are exempted from the provisions of the Leach bill. Congressman Goodlatte has re-introduced his previous legislation in the form of a bill that amends the Wire Act and makes transmission of Internet wagering a federal criminal act. This Goodlatte bill also has a specific exemption for account wagering conducted pursuant to the Interstate Horseracing Act of 1978. The Leach bill has been approved by the House Financial Services Committee and is pending action on the House floor. The new Goodlatte bill is scheduled for mark-up in the House Judiciary Committee’s Crime Sub-Committee and if approved will go to the full House Judiciary Committee for mark-up. The House Majority Leader has indicated that Internet gambling legislation will be acted on by the House of Representatives in June.
Other proposals similar to the Kyl , Leach and Goodlatte proposals could emerge in Congress. Many states have considered and are considering interactive and Internet gaming legislation and regulations which may or may not be worded so as to permit our business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on our business. International expansion of our business may be subject to regulation in those countries in which it is made available. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.
Item 3. Quantitative and qualitative disclosures about market risk
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of March 31, 2006, our portfolio of investments included $8.5 million in cash and cash equivalents and $4.8 million of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments was approximately 4.5% at March 31, 2006. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Our wholly-owned subsidiary, United Tote, has one interest rate swap agreement outstanding at March 31, 2006, which is used to manage its exposure to the variability of future cash flows related to certain of its floating rate interest obligations that may result due to changes in interest rates. For more information about United Tote’s interest rate swap agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting estimates and policies—Fair value of financial instruments” under Part I, Item 2 above, which information is incorporated herein by reference.
Item 4. Controls and procedures
As of March 31, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Except as disclosed in the following paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In February 2006, Youbet acquired United Tote Company, and management is currently assessing the effectiveness of United Tote’s internal controls. We have begun to incorporate certain Youbet controls and procedures into this recently acquired business. Upon completion of our assessment of the effectiveness of United Tote’s internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report on Form 10-K for the year ended December 31, 2006 about whether or not our internal control over financial reporting was effective as of December 31, 2006, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Part II. Other information
Item 1. Legal proceedings
For a description of certain legal matters, refer to Note 13: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
Our Form 10-K for the year ended December 31, 2005 included risk factors captioned:
•	An adverse ruling on one or more claims in our arbitration proceedings with TVG could adversely affect our liquidity and operating performance.

•	If credit card companies, as a policy, refuse to process wagering account transactions due to perceived legal uncertainty surrounding online, live event wagering, our business and results of operations could be adversely affected.

•	If, in response to allegations brought before the WTO, the U.S. government amends existing laws to exempt foreign providers of online gambling from, or restricts domestic service providers, our business could be adversely affected.
For an update on these matters, see Note 13 “Contingencies” in Part I, Item 1 of this Form 10-Q and “Regulatory considerations” in Part I, Item 2 of this Form 10-Q.
Item 2. Unregistered sales of equity securities and use of proceeds
The information included under “Liquidity and capital resources—United Tote Acquisition” under Part I, Item 2 of this Form 10-Q is incorporated herein by reference. The shares of Youbet common stock issued to UT Group were issued by Youbet in reliance on the exemption from registration set forth in Rule 506 under the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) under the Securities Act because the shares were issued to one accredited investor in a transaction not involving a public offering and without general solicitation.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
None

Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

2.1	Stock Purchase Agreement, dated as of November 30, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 2.1 the Form 8-K of Yuobet.com dated November 30, 2005 and filed December 5, 2005).

2.2	First Amendment to Stock Purchase Agreement, dated as of December 22, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 2.2 to the Form 8-K of Youbet.com dated and filed December 22, 2005).

2.3	Second Amendment to Stock Purchase Agreement, dated as of January 26, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 2.3 to the Form 8-K of Youbet.com dated and filed January 26, 2006).

2.4	Third Amendment to Stock Purchase Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 2.4 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

4.1	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

4.2	Waiver Letter, dated as of April 11, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 4.5 to the Registration Statement of Form S-3 of Youbet.com (File No. 333-133478) filed April 21, 2006).

10.1	Credit Agreement, dated as of September 5, 2003, between United Tote Company and Manufacturers and Traders Trust Company, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.2	Continuing Guarantee, dated as of February 9, 2006, of Youbet.com, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.3	Forbearance Letter Agreement, dated as of February 9, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.4	Forbearance Letter Agreement, dated as of April 19, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated April 19, 2006 and filed April 25, 2006).

10.5	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.6	Management Retention Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Group LLC, Joe Tracy and Terry Woods (incorporated by reference to Exhibit 10.5 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.7	Amendment to Management Retention Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Group LLC, Joe Tracy and Terry Woods.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
May 10, 2006	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

May 10, 2006	By:	/s/ Gary W. Sproule
Gary W. Sproule
Chief Financial Officer