Form 10-Q
period 2006-06-30
YOUBET COM INC
filed 2006-08-09
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the issuer had 35,904,270 shares of common stock, par value $0.001 per share, outstanding.

YOUBET.COM, INC.
Preliminary Note
This quarterly report on Form 10-Q is for the three and six month periods ended June 30, 2006. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,159,971	$16,685,787
Current portion of restricted cash	5,005,755	5,185,115
Accounts receivable, net of allowance for doubtful collection of $564,104 and $346,000	12,776,423	2,504,427
Other receivables	139,586	27,493
Inventory	2,975,598	—
Current portion of notes receivable	213,452	—
Prepaid expenses	1,760,831	1,290,849
Current portion of deferred tax asset	5,110,000	4,088,000

	42,141,616	29,781,671
Property and equipment, net of accumulated depreciation and amortization of $10,481,984 and $8,675,956	22,448,339	4,418,872
Restricted cash, net of current portion	381,962	381,962
Notes receivable, net of current portion, net of allowance of $76,742	269,759	—
Intangibles and other, net of accumulated amortization of $1,246,269 and $338,388	17,625,936	5,025,339
Goodwill	10,447,106	—
Deferred tax asset, net of current portion	1,221,000	1,221,000

	$94,535,718	$40,828,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,216,787	$620,000
Short term debt	5,200,000	—
Trade payables, TVG	6,175,989	4,805,642
Trade payables, track related	7,543,891	2,337,709
Trade payables, other	3,519,426	783,621
Accrued expenses and other	8,636,197	3,193,625
Customer deposits	7,032,710	5,905,099
Deferred revenues	344,156	121,027

	41,669,156	17,766,723
Long-term debt, net of current portion	15,990,900	177,655

	57,660,056	17,944,378

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 35,904,270 and 33,451,809 shares outstanding	35,904	33,452
Additional paid-in capital	116,195,741	105,715,395
Deficit	(77,979,376)	(81,524,009)
Accumulated other comprehensive loss	(36,235)	—
Treasury stock (457,015 and 457,015 common shares at cost)	(1,340,372)	(1,340,372)

	36,875,662	22,884,466

	$94,535,718	$40,828,844

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Revenues
Commissions	$30,891,756	$22,587,863
Contract revenues	6,862,779	—
Equipment sales	815,869	—
Other	1,019,563	894,557

	39,589,967	23,482,420

Operating costs and expenses
Track fees	14,782,838	9,620,276
Licensing, TVG	6,175,989	5,745,376
Contract costs	3,857,811	—
Equipment costs	443,844	—
Network operations	1,516,724	1,090,615
Research and development	908,242	414,352
Sales and marketing	2,482,235	1,799,563
General and administrative	5,574,203	3,324,887
Depreciation and amortization	1,729,754	317,869

	37,471,640	22,312,938

Income from operations	2,118,327	1,169,482

Other income (expense)
Interest income	128,301	133,818
Interest expense	(532,734)	(20,232)
Other	442,884	54,014
Equity in net income of joint venture	50,155	—

	88,606	167,600

Income before income taxes	2,206,933	1,337,082
Income taxes	11,703	—

Net income	$2,195,230	$1,337,082

Income per share — basic	$0.06	$0.04
Income per share — diluted	$0.06	$0.04
See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Revenues
Commissions	$54,813,347	$40,350,910
Contract revenues	9,714,670	—
Equipment sales	951,520	—
Other	1,866,384	1,646,868

	67,345,921	41,997,778

Operating costs and expenses
Track fees	26,360,454	18,245,409
Licensing, TVG	9,279,729	8,757,233
Contract costs	5,791,946	—
Equipment costs	533,098	—
Network operations	2,800,157	2,085,816
Research and development	1,674,512	734,229
Sales and marketing	4,553,104	3,075,711
General and administrative	9,991,564	6,507,325
Depreciation and amortization	2,869,968	549,694

	63,854,532	39,955,417

Income from operations	3,491,389	2,042,361

Other income (expense)
Interest income	285,506	223,240
Interest expense	(720,952)	(39,059)
Other	520,559	140,537
Equity in net income of joint venture	74,227	—

	159,340	324,718

Income before income taxes	3,650,729	2,367,079
Income taxes	106,096	—

Net income	$3,544,633	$2,367,079

Income per share — basic	$0.10	$0.07
Income per share — diluted	$0.09	$0.07
See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June30,
	2006	2005
Operating activities
Net income	$3,544,633	$2,367,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property	1,962,087	527,642
Amortization of intangibles	907,881	25,072
Equity in net income of joint venture	74,227	—
Stock-based compensation expense (benefit)	405,474	(115,753)
Provision for doubtful accounts	—	131,791
Change in operating assets and liabilities
Restricted cash	(583,757)	(653,276)
Receivables	(5,675,799)	(472,213)
Other receivables	(109,532)	235,802
Inventory	(798,284)	—
Prepaid expenses	(168,840)	(861,921)
Income tax benefit from change in deferred tax asset valuation allowance	(360,957)
Deposits and others	774,430	—
Unamortized intangibles and other	—	(205,983)
Trade payables, TVG	1,370,347	1,954,171
Trade payables, track related	5,206,182	1,226,209
Trade payables, other	1,265,237	43,208
Accrued expenses and other	1,636,128	928,774
Customer deposits	1,127,611	477,876
Deferred revenues	(175,668)	17,245

Net cash provided by operating activities	10,401,400	5,625,723

Investing activities
Purchases of property and equipment	(2,156,217)	(790,697)
Notes receivable	97,290	—
Cash paid for United Tote Company acquisition, net of cash acquired of $159,762	(10,094,105)	—
Investments in intangibles and other	—	(1,610,838)
Decrease in restricted cash	1,013,117	112,239
Increase in restricted cash	(250,000)	—

Net cash used in investing activities	(11,389,915)	(2,289,296)

Financing activities
Proceeds from exercise of stock options and warrants, net	259,143	1,931,429
Repayment of long term debt	(1,760,209)	(263,112)

Net cash provided (used) by financing activities	(1,501,066)	1,668,317

Foreign currency translation adjustment	(36,235)	—

Increase (decrease) in cash and cash equivalents	(2,525,816)	5,004,744
Cash and cash equivalents, beginning of period	16,685,787	13,287,492

Cash and cash equivalents, end of period	$14,159,971	$18,292,236

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2006
Note 1: Basis of presentation
The accompanying financial statements have been prepared by Youbet.com, Inc. (“Youbet”), pursuant to the rules and regulations of the Securities and Exchange Commission relating to interim information. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. For further information, please refer to the consolidated financial statements for the year ended December 31, 2005, and the related notes, included within Youbet’s Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission (the “SEC”), from which the balance sheet information as of December 31, 2005, was derived.
Youbet and its wholly-owned subsidiaries are collectively referred to herein as the “Company.” IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group, N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. UT Gaming, Inc. and its wholly-owned subsidiaries are collectively referred to as “United Tote,” unless the context requires otherwise. All inter-company accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2: Adoption of SFAS 123R
Youbet has issued various stock options (Note 10) and warrants in non-capital raising transactions in exchange for services rendered and to be rendered and in connection with debt financing. No warrants remained outstanding as of January 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (Statement 123). As permitted under Statement 123, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and applied the provisions of the SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Accordingly, prior periods were not restated to reflect the impact of the adoption of the revised statement. As a result of the adoption of SFAS No. 123R, stock-based compensation expense recognized during the three and six months ended June 30, 2006, of $204,053 and $405,474, respectively, included compensation expense for all share-based payments granted on or prior to December 31, 2005, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted or vesting on or subsequent to January 1, 2006, based on the fair value estimates in accordance with the provisions of SFAS 123R. As a result of SFAS 123R, diluted earnings per share was reduced by $.01 and $.01 for the three and six months ended June 30, 2006, respectively.
Prior to adopting SFAS 123R, the Company measured compensation cost for share-based compensation plans using the intrinsic value method under APB 25 and made pro forma disclosures of the fair value method under SFAS 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement 123, the net income (loss) and basic earnings (loss) per share would have been as shown below. The fair value of stock options granted under the Equity Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for grants in the three and six month periods ending June 30, 2005.

Expected life in years	3.03
Risk free interest rate	6.25%
Dividend yield	0.0%
Expected volatility	53.5%

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
As reported net income	$1,337,082	$2,367,079
Add stock-based employee compensation expense included in reported income, net of related tax effects	(63,027)	(115,753)
Less total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(831,303)	(944,318)

Pro forma net income	$442,752	$1,307,008

Net income per share:
As reported, fully diluted	$0.04	$0.07
Pro forma, fully diluted	$0.01	$0.04
Note 3: Accounts receivable
Accounts receivable consisted of the following as of the balance sheet dates presented:

	June 30,	December 31,
	2006	2005
Track receivables, net of allowance for doubtful collection of $218,104 and $0	$10,191,424	$671,720
Player receivables	1,659,641	1,421,458
Magna receivable, net of allowance for doubtful collection of $346,000 and $346,000	346,000	346,000
Other	579,358	65,249

	$12,776,423	$2,504,427

Note 4: Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Youbet regularly reviews inventory quantities on hand and records provisions for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements at United Tote.

Inventories consisted of the following as of the balance sheet dates presented:

June 30,
2006
Totalizator components	$2,534,966
Work in process	168,244
Ticket stock	310,008
Finished goods	356,406

3,369,624
Less: Allowance	394,026

$2,975,598

Note 5: Property and equipment
Property and equipment consisted of the following as of the balance sheet dates presented:

	June 30,	December 31,
	2006	2005
Computer equipment, owned	$4,946,127	$5,571,870
Computer equipment under capital lease	1,008,531	755,302
Pari-mutuel equipment	18,548,059	—
Software	3,478,548	2,512,252
Office furniture, fixtures and equipment	1,609,276	1,222,991
Leasehold improvements	3,095,922	3,032,413
Building	220,708	—
Land	23,152	—

	32,930,323	13,094,828
Less: Accumulated depreciation	10,481,984	8,675,956

	$22,448,339	$4,418,872

Note 6: Intangibles and other
Intangibles, other than goodwill, and other consisted of the following as of the balance sheet dates presented:

	June 30,	December 31,
	2006	2005
Intangibles, other than goodwill, net of accumulated amortization of $1,246,269 and $338,388	$16,684,408	$3,209,687
Unamortizing intangibles	154,134	65,094
Investments	392,111	1,512,243
Long term deposits	259,417	134,426
Trademark and trade names	94,357	—
Investment in joint venture	17,654	—
Other	23,855	103,889

	$17,625,936	$5,025,339

Note 7: Debt
Debt consisted of the following as of the balance sheet dates presented:

	June 30,	December 31,
	2006	2005
Capital lease obligations and other financing arrangements	$590,616	$797,655
Promissory notes	10,200,000	—
Revolving line of credit	1,861,675	—
Bank equipment term loan	11,238,756	—
Bank mortgage term loan	500,250	—
Notes payable	16,390	—

	24,407,687	797,655
Short-term debt and current portion of long-term debt	8,416,787	620,000

Long-term debt, less current maturities	$15,990,900	$177,655

United Tote Credit Facility
At June 30, 2006, United Tote was a party to a credit agreement with Manufacturers and Traders Trust Company (“M&T Bank”) that consisted of a revolving credit facility, an equipment line of credit and a mortgage term loan. Pursuant to the terms of the M&T Bank credit agreement, Youbet’s acquisition of United Tote constituted a change of control under the credit agreement. Also as previously reported, in connection with Youbet’s acquisition of United Tote in February 2006, M&T Bank and Youbet entered into a forbearance letter agreement pursuant to which M&T Bank agreed not to accelerate the payment of any outstanding amounts due under the United Tote credit agreement until April 30, 2006. On April 19, 2006, Youbet and M&T Bank entered into a letter agreement extending the forbearance period until June 30, 2006.
On May 23, 2006, Youbet received a letter from M&T Bank stating, among other things, that it was not prepared to restructure United Tote’s obligations under the credit agreement, and it expected payment of all amounts due under the credit agreement and United Tote’s swap agreement (if any), including interest and fees, at the expiration of the forbearance period.
On June 30, 2006, Youbet, United Tote, UT Gaming and M&T Bank entered into a modification agreement to amend certain terms of the United Tote credit agreement. Pursuant to the modification agreement, the maturity date of the M&T Bank credit agreement was changed from September 5, 2008 to August 31, 2006.
Under the modification agreement, M&T Bank waived any and all defaults under the United Tote credit agreement and the cure period for any future defaults was eliminated. The modification agreement also eliminated the debt service coverage ratio financial covenant and reduced the tangible net worth covenant to $7.6 million. In addition, United Tote’s swap agreement with M&T Bank was terminated at the request of M&T Bank. In further consideration of the extension of the time for United Tote to refinance the debt owed under the M&T credit agreement, Youbet and United Tote also released M&T Bank from any claims they may have against M&T Bank.
On June 30, 2006, Youbet paid M&T Bank a modification fee of $75,000 and reimbursed M&T Bank for its costs and expenses as required under the M&T credit agreement. On July 27, 2006, Youbet and United Tote entered into a new credit agreement with Wells Fargo Foothill, Inc. and repaid the M&T Bank credit facility with term loan borrowings under the new agreement (Note 15). See “Liquidity and capital resources” in Item 2 below for more information about the Wells Fargo credit agreement.
Note 8: Other income
During the second quarter of 2006, MEC Lone Star, LP paid United Tote $358,725 as an early termination fee to terminate their totalizator services agreement. Under guidance of APB No. 30, the Company does not consider this event an extraordinary item and therefore has included the collected amounts in Other Income for the three and six months ended June 30, 2006.
Note 9: Income taxes
The Company has federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amount of $53,714,000 and $12,254,000, respectively, at June 30, 2006, which are expected to expire in various years ending in 2024. In addition, the Company has tax credits totaling $253,000. Management believes that the Company will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $6,331,000, which resulted primarily from the net operating loss carryforwards, will be fully realized. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2006 in determining the tax rate applied to the current quarter.
The Company could be limited, however, in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382. The Company has estimated the amount of net operating loss carryforwards that it could utilize in any one year based on certain prior year events that could potentially be deemed as ownership changes.
The change in the deferred tax asset valuation allowance for the three and six months ended June 30, 2006, based on these estimates, created an income tax benefit of $1,100,000 and $1,800,000, respectively, which created a net income tax benefit of $37,000 for the three months ended June 30, 2006 and which offset all but $58,000 of income tax expense for the six months ended June 30, 2006.
Although the expectations reflected in these estimates are based upon information currently available to management and what management believes are reasonable assumptions, the Company can give no assurance that actual results will not differ materially from these expectations. See “Forward Looking Statements” in Item 2 below for more information about management’s assumptions.

Note 10: Income per share
The following tables are reconciliations of the weighted average shares used in the computation of basic and diluted income per share (“EPS”) for the periods presented:

	Three Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$2,195,230	35,362,263	$0.06	$1,337,082	31,915,699	$0.04
Effect of dilutive securities	—	3,224,523	—	—	2,717,208	—

EPS — Diluted	$2,195,230	38,586,786	$0.06	$1,337,082	34,632,907	$0.04

	Six Months Ended June 30,
	2006			2005
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$3,544,633	34,748,221	$0.10	$2,367,079	31,226,976	$0.07
Effect of dilutive securities	—	3,274,621	(0.01)	—	2,643,447	—

EPS — Diluted	$3,544,633	38,022,842	$0.09	$2,367,079	33,870,423	$0.07

Note 11: Stockholders’ equity
Stock options
In June 2005, Youbet’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constituted an amendment, restatement and continuation of Youbet’s 1998 Stock Option Plan. In June 2006, Youbet’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for grant under the plan by 2,500,000 shares. As of June 30, 2006, there were options for 9,127,852 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 11,750,000 shares.
Information with respect to activity under the Equity Incentive Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2005	4,394,372	$2.30
Options granted	193,167	4.32
Options exercised	(245,643)	1.00
Options cancelled	(132,375)	4.43
Options forfeited	—	—

Balance, June 30, 2006	4,209,521	2.40

Options exercisable (vested) at June 30, 2006	3,441,410	$2.03

Additional information about outstanding options to purchase the Youbet’s common stock at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price
$0.49 — $0.99	1,322,702	4.21	$0.60	1,290,187	$0.60
$1.00 — $1.99	134,882	1.52	1.57	109,657	1.53
$2.00 — $4.99	2,579,362	6.67	3.17	1,991,566	2.89
$5.00 — $10.50	172,575	8.99	5.36	50,000	5.57

TOTAL	4,209,521		$2.40	3,441,410	$2.03

Note 12: United Tote Acquisition
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
The following unaudited pro forma financial information for the three and six months ended June 30, 2006 and 2005 presents the consolidated operations of the Company as if the United Tote acquisition had been made on January 1, 2005 after giving effect to certain adjustments for the pro forma acquisition as of the acquisition date. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$39,589,967	$31,016,303	$69,696,203	$54,711,210
Net income	$2,195,230	1,987,399	3,294,990	2,346,786

EPS — Basic	$0.06	$0.06	$0.09	$0.08
EPS — Diluted	$0.06	$0.06	$0.09	$0.07
Note 13: Segment reporting
As a result of the acquisition of United Tote, the Company began operating as two reportable segments beginning in 2006, which the Company operates and manages as strategic business units. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Our advance deposit wagering (“ADW”) segment consists of the combined operations of Youbet and IRG, and our totalizator services segment consists of solely of the operations of United Tote.

	Three Months Ended June 30,
	2006	2005
Revenue
ADW segment	$31,926,703	$23,482,420
Totalizator services segment	7,983,113	—

	39,909,816	23,482,420
Intercompany elimination of totalizator services	(319,849)	—

	$39,589,967	$23,482,420

	Six Months Ended June 30,
	2006	2005
ADW segment	$56,695,115	$41,997,778
Totalizator services segment	11,057,500	—

	67,752,615	41,997,778
Intercompany elimination of totalizator services	(406,695)	—

	$67,345,920	$41,997,778

	Three Months Ended June 30,
	2006	2005
Revenue by Geographic Area
United States	$38,468,809	$23,482,420
International	1,121,158	—

	$39,589,967	$23,482,420

	Six Months Ended June 30,
	2006	2005
United States	$65,407,250	$41,997,778
International	1,938,670	—

	$67,345,920	$41,997,778

	Three Months Ended June 30,
	2006	2005
Reconciliation of Income Before Income Taxes
Income from operations
ADW segment	$740,325	$1,169,482
Totalizator services segment	1,378,002	—

	2,118,327	1,169,482
Interest income	128,301	133,818
Interest expense	(532,734)	(20,232)
Other	442,884	54,014
Equity in net income of joint venture	50,155	—

Income before income taxes	$2,206,933	$1,337,082

	Six Months Ended June 30,
	2006	2005
Income from operations
ADW segment	$2,331,533	$2,042,361
Totalizator services segment	1,159,856	—

	3,491,389	2,042,361
Interest income	285,506	223,240
Interest expense	(720,952)	(39,059)
Other	520,559	140,537
Equity in net income of joint venture	74,227	—

Income before income taxes	$3,650,729	$2,367,079

	As of June 30,	As of December 31,
	2006	2005
Total Assets
ADW segment	$44,459,737	$40,828,844
Totalizator services segment	50,075,981	—

	$94,535,718	$40,828,844

Note 14: Contingencies
The Company has not accrued for a loss contingency relating to the following proceedings because management believes that, although unfavorable outcomes in the proceedings may be possible, they are not considered to be probable or reasonably estimable, even in the form of a range of likely loss.
TVG Arbitration
In 2005, ODS Technologies, L.P. and ODS Properties, Inc., subsidiaries of Gemstar — TV Guide International, doing business as Television Games Network (collectively, “TVG”), exercised its rights under the license and content agreement, dated as of May 18, 2001, to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. During this process, the Company attempted to correct a number of assumptions that the Company believes were erroneous and that were being used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the license and content agreement. As such, the final report issued to TVG merely compared the Company’s historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the license and content agreement, and demanded payment from the Company in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (referred to as the “Monetary Claim”).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that the 25 tracks listed on Schedule 1.15 of the license and content agreement are TVG Exclusive Tracks for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted that certain tracks were not TVG Exclusive Tracks even though they were included in Schedule 1.15. In its report, the accounting firm stated that: “Based on discussions with [TVG] . . . Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with . . . Youbet as well as with TVG, neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.” In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) the Company has violated the license and content agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, Youbet’s redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential legal, regulatory and financial ramifications thereof; (ii) the Company is not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology; and (iii) the Company is improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio/video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.
In November 2005, the Company filed its answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. The arbitration is currently scheduled for October 2006, and discovery is proceeding. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, the Company has not changed its manner of calculating and paying the license and transaction fees due to TVG under the license and content agreement.
Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein and Mr. Goldstein’s parents, as the purported successor-in-interest to The JG Trust and The DG Trust, filed a lawsuit against various parties, including Youbet. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, we paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against Youbet, including: (i) Youbet’s payment to the Trustee of $200,000, plus 12% interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of Youbet’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant—whether or not assigned—do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because Youbet had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when Youbet, in good faith, paid the note and issued shares pursuant to the warrant. On May 10, 2006, the Trustee’s Fourth Amended Complaint was filed. On June 30, 2006, Youbet filed a Motion to Dismiss the Fourth Amended Complaint on the principal grounds that: (i) the Note and the Warrant are not assets of Mr. Goldstein’s bankruptcy estate and (ii) the Trustee is not entitled to enforce the note or the warrant, as alleged, on the supposed basis that the Trustee is “the successor in interest” to The JG Trust. The lawsuit has been set for trial in January 2007, and briefing on the motion to dismiss and discovery are proceeding. Youbet intends to vigorously defend this action. However, the outcome of the litigation cannot be predicted at this time.
Other
From time to time, the Company may be a party to proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows.
Note 15: Subsequent event
On July 27, 2006, the Company entered into a new credit facility pursuant to which the lender agreed to provide the Company with up to $19.0 million in total borrowing capacity. As of July 27, 2006, in connection with our entry into the new credit facility, United Tote Company terminated its existing credit facility with another lender.
The new credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The principal of the term loan is to be repaid in 60 equal monthly installments of principal, commencing on September 1, 2006 and continuing on the first day of each month thereafter. The lending commitments under the credit facility are scheduled to terminate on July 27, 2010. At Youbet’s election, borrowings under the credit facility will bear interest based upon the following options: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (2) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of (i) Youbet and United Tote, as co-borrowers, and (ii) certain subsidiaries of Youbet, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on the ability of Youbet to incur indebtedness, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, and (iii) a requirement to maintain a specified leverage ratio.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, and in certain cases, Youbet’s obligations under the credit facility may be accelerated and the lending commitments terminated.
At June 30, 2006, approximately $2.1 million of short-term debt owed to M&T Bank was reclassed to long-term debt to conform to current and non-current obligations under the new refinance commitment.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; increases in or new taxes imposed on wagering revenues; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; the outcome of the pending arbitration with TVG; and other factors described in our annual report on Form 10-K for the year ended December 31, 2005 and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
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
We strive to appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ Youbet accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
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
International Racing Group, or IRG, a pari-mutuel wagering company with a call center based in Curaçao, Netherlands Antilles provides us with an established market position in the rapidly growing, high-volume rebate shop segment. The rebate shop model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition allows us to expand our customer base with live telephone operators. In 2005, IRG was issued a one year, renewable license to operate a multi-jurisdictional simulcasting and interactive wagering hub by the Oregon Racing Commission.
On February 10, 2006, we completed our acquisition of the outstanding stock of United Tote Company, a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services.
The acquisitions of IRG and United Tote materially impacted the comparative operations for the periods presented.

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
Revenue recognition. Youbet and IRG record commissions on wagers it places with tracks for its customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Other sources of revenue, including membership and information fees, are relatively insignificant and recognized when earned. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned. Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and IRG’s volume discounts are both recorded as a reduction of commissions earned. The majority of United Tote’s revenues are derived from contracts which include the installation and operation of pari-mutuel wagering networks. United Tote is compensated under these arrangements by sharing in the revenue generated by the pari-mutuel venues and United Tote recognizes its revenue relating to this business based on its share of gaming receipts as generated. In some instances, United Tote incurs significant costs relating to these contracts before the systems become operational. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance. IRG derives a significant portion of the revenue from one customer. This customer is expected to continue to account for a significant portion of IRG’s total revenue. Because of this revenue concentration, our business could be harmed by a decline in wagering or loss of this customer.
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
Inventories and obsolescence. Inventories consist of totalizator equipment and components to build totalizator equipment. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. We regularly review inventory quantities on hand and records provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

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
Stock based compensation. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), or SFAS 123R, Share-Based Payment. This statement replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board’s Opinion, or APB, No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires Youbet to measure the cost of employee stock-based compensation awards granted after the effective date of SFAS 123R based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, Youbet is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Youbet implemented this standard on January 1, 2006. Youbet adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 1: “Basis of presentation” and Note 10: “Stockholders’ equity” in Part I, Item 1 of this Form 10-Q for more information about Youbet’s stock based compensation.
Segment reporting. As a result of our acquisition of United Tote, in February 2006 we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon business units; one segment consists of the combined pari-mutuel ADW operations of Youbet and IRG, and the other consists solely of the totalizator operations of United Tote. Because we have only owned and operated United Tote since February 2006, we do not have sufficient information to compare and discuss year-over-year results for our reportable segments. As such, the discussion and analysis below was prepared on a consolidated basis. As noted above, we do not consider IRG to be a separate reportable segment; however, we have presented certain financial information for IRG to aid investors in understanding our results of operations. For further discussion of our segments, see Note 12: “Segment reporting” in Part I, Item 1 above for more information about the results for each segment.

Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005
Total revenues increased 69% for the second quarter of 2006, compared to the second quarter of 2005. This increase is partially due to a full quarter of IRG revenue of $6.8 million included in the current quarter, compared to only approximately one month of IRG revenue of $1.0 million included in the prior year quarter. Additionally, the second quarter of 2006 includes $7.7 million of United Tote revenue that we did not have during the second quarter of 2005. Total wagers (handle) for Youbet and IRG for the three months ended June 30, 2006 were $217.2 million, an increase of 80% from the same period of 2005. This increase is partially due to a full quarter of IRG handle of $91.9 million included in the current quarter, compared to only approximately one month of IRG handle of $11.7 million included in the prior year quarter.
While we expect Youbet handle to grow on a year-over-year basis, we have recently experienced a decline in wagering volume from several of our highest wagering class customers. We believe a significant portion of this decline is attributable to an industry-wide trend whereby high-volume track, off-track and ADW customers are being aggressively recruited by illegal off-shore bookmaking entities that do not pay host track fees and, therefore, offer higher rebates and a broader number of gaming opportunities than domestically-licensed ADW providers. We continue to work with the industry and our partners on formulating a response to this issue.
Youbet and IRG’s total blended yield, defined as commission revenue less track and licensing fees (each as calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP), as a percentage of handle, was 4.6% in the second quarter of 2006 and reflects the impact of the lower yielding IRG handle. In the second quarter of 2006, we generated a 6.3% yield on Youbet handle and a 2.3% yield on IRG handle. Youbet’s yield of 6.3% remained consistent from the second quarter of 2005 yield of 6.3%. Yield is calculated as commission revenue less track and licensing fees, each as calculated in accordance with GAAP and presented on our consolidated statements of operations, as a percentage of handle. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
United Tote generated $6.9 million of contract revenue and $0.8 million of equipment sales in the second quarter of 2006. Contract revenue represents the revenue from providing core totalizator services. Equipment sales represents sales of totalizator equipment.
Operating expenses
TRACK FEES: Track fees increased 54% to $14.8 million in the second quarter of 2006, compared to $9.6 million in the second quarter of 2005. The increase was primarily due to a full quarter of IRG track fees in 2006, compared to only approximately one month of IRG track fees during the second quarter of 2005. IRG was acquired on June 2, 2005. The remaining increase was primarily due to an increase in handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
LICENSING FEES — TVG: For the three months ended June 30, 2006, these fees increased 7.5% to $6.2 million, compared to $5.7 million for the second quarter of 2005, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG.
CONTRACT COSTS: Contract costs of $3.9 million for the second quarter are from United Tote’s operations and represent those costs associated with earning contract revenue. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
EQUIPMENT COSTS: Equipment costs of $0.4 million for the current quarter are from United Tote’s operations and represent those costs associated with earning the equipment sales revenue. Youbet did not have these costs prior to the United Tote acquisition.
NETWORK OPERATIONS: Network operations expense increased 39% to $1.5 million in the second quarter of 2006, compared to $1.1 million in the second quarter of 2005. This increase was primarily due to a full quarter of data center and other network operations expenses for IRG, compared to only one month of these IRG expenses during the second quarter of 2005. The remaining increase was primarily due to increased totalizator fees related to increased wager volume. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
RESEARCH AND DEVELOPMENT: Research and development expense increased 119% to $0.9 million in the second quarter of 2006, compared to $0.4 million in the second quarter of 2005. The increase was primarily due to $30,050 and $0.5 million of research and development expense for IRG and United Tote, respectively, that we did not have last year. We will continue to invest in the development of our network infrastructure and United Tote’s products and to support continued technology upgrades, which could increase our research and development expenses in the future.
SALES AND MARKETING: Sales and marketing expense increased 38% to $2.5 million in the second quarter of 2006, compared to $1.8 million in the second quarter of 2005. The increase was primarily due to $0.3 million of IRG player services expenses and $0.3 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our CBS Sportsline and expanded ESPN marketing agreements that did not exist during the second quarter of 2005. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 68% to $5.6 million in the second quarter of 2006, compared to the second quarter of 2005. The increase was primarily due to $0.1 million and $0.5 million of general and administrative expenses for IRG and United Tote, respectively, that we did not have last year. We also had increased transaction processing fees related to the increased transaction volume discussed above, fully burdened salaries, Sarbanes-Oxley compliance, United Tote bank debt re-finance, and legal expenses partially offset by decreased professional consulting fees. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will ordinarily decline. General and administrative expenses, as a percentage of total revenues, remained consistent at 14% in the second quarter of 2006, compared to the second quarter of 2005.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 444% to $1.7 million in the second quarter of 2006, compared to the second quarter of 2005. The increase in the second quarter includes $0.2 million and $1.1 million of depreciation and amortization related to IRG and United Tote, respectively, that we did not have last year.
INTEREST INCOME: Interest income decreased by 4% in the second quarter of 2006, compared to the second quarter of 2005. The decrease was due to decreased cash balances in the current quarter, compared to the prior year same quarter.
INTEREST EXPENSE: Interest expense increased to $0.5 million in the second quarter, compared to $20,232 during the second quarter of 2005. The increase was primarily due to $129,432 of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote with an aggregate principal amount of $10.2 million and $0.4 million of interest expense related to United Tote’s credit agreement with Manufacturers and Traders Trust Company, or M&T Bank, consisting of a revolving credit facility, an equipment line of credit and a mortgage term loan. For more information, see Note 7: “Debt” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
OTHER INCOME: During the quarter ended June 30, 2006, MEC Lone Star, LP paid United Tote $0.4 million as an early termination fee to terminate their totalizator services agreement. Under guidance of APB No. 30, we do not consider this event an extraordinary item and therefore have included the collected amounts in Other Income for the three months ended June 30, 2006.
INCOME TAXES: During second quarter of 2006, we determined that an additional $1.1 million of our aggregate $22.5 million deferred tax assets primarily related to our net operating loss carryforward should be recognized. Our current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $6.3 million of the deferred tax asset recognized as of the second quarter of 2006. The current change in the deferred tax asset valuation allowance created an income tax benefit of $1.1 million, which offset all income tax expense for the second quarter and created an income tax benefit of $37,000 for the quarter.

Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005
Total revenues increased 60% for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This increase was partially due to six months of IRG revenue of $10.2 million included in the current year-to-date period, compared to approximately one month of IRG revenue of $1.0 million included in the prior-year period. Additionally, the six months ended June 30, 2006 included $11.1 million of United Tote revenue that we did not have during the six months ended June 30, 2005. Handle for Youbet and IRG for the six months ended June 30, 2006 were $364.1 million, an increase of 74% from the same period of 2005. This increase was partially due to six months of IRG handle of $135.4 million included in the current year-to-date period, compared to only approximately one month of IRG handle of $11.7 million included in the prior year-to-date period.
Youbet and IRG’s total blended yield was 5.3% for the six months ended June 30, 2006 and reflects the impact of the lower yielding IRG handle. For the first six months of 2006, we generated a 6.9% yield on Youbet handle and a 2.4% yield on IRG handle. Youbet’s yield of 6.9% for the six months ended June 30, 2006 was an increase over the prior year six month period yield of 6.6%.
United Tote generated $10.1 million of contract revenue and $0.9 million of equipment sales in the six months ended June 30, 2006.
Operating expenses
TRACK FEES: Track fees increased 45% to $26.4 million during the six months ended June 30, 2006, compared to $18.2 million during the six months ended June 30, 2005. The increase was primarily due to a full six months of IRG track fees during the 2006 year-to-date period, compared to only approximately one month of IRG track fees during the 2005 year-to-date period. IRG was acquired on June 2, 2005. The remaining increase was primarily due to an increase in handle and revenues.
LICENSING FEES — TVG: For the six months ended June 30, 2006, these fees increased 6% to $9.3 million, compared to $8.8 million for the six months ended June 30, 2005, primarily due to increased wagering on horse races at TVG tracks.
CONTRACT COSTS: Contract costs of $5.8 million for the current year-to-date period are from United Tote’s operations and represent those costs associated with earning contract revenue. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
EQUIPMENT COSTS: Equipment costs of $0.5 million for the current year-to-date period are from United Tote’s operations and represent those costs associated with earning the equipment sales revenue. Youbet did not have these costs prior to the United Tote acquisition.
NETWORK OPERATIONS: Network operations expense increased 34% to $2.8 million during the six months ended June 30, 2006, compared to $2.1 million during the six months ended June 30, 2005. This increase was primarily due to a full six months of data center and other network operations expenses for IRG during the current year, compared to approximately one month of these IRG expenses during the prior year. The remaining increase was primarily due to increased totalizator fees related to increased wager volume.
RESEARCH AND DEVELOPMENT: Research and development expense increased 128% to $1.7 million during the six months ended June 30, 2006, compared to $0.7 million during the six months ended June 30, 2005. The increase was primarily due to $0.1 million and $0.8 million of research and development expense for IRG and United Tote, respectively, that we did not have last year.

SALES AND MARKETING: Sales and marketing expense increased 48% to $4.6 million during the 2006 year-to-date period, compared to $3.1 million during the first six months of 2005. The increase was primarily due to $0.8 million of IRG player services expenses and $0.4 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our CBS Sportsline and expanded ESPN marketing agreements that did not exist during 2005.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 54% to $10.0 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was partially due to $0.3 million and $0.6 million of general and administrative expenses for IRG and United Tote, respectively, that we did not have last year. We also had increased transaction processing fees related to the increased transaction volume, fully burdened salaries, Sarbanes-Oxley compliance, United Tote bank debt re-finance and legal expenses, partially offset by decreased professional consulting fees. General and administrative expenses, as a percentage of total revenues, decreased to 15% for the six months ended June 30, 2006 from 16% for the six months ended June 30, 2005.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 422% to $2.9 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase in the current year includes $0.4 million and $1.7 million of depreciation and amortization related to IRG and United Tote, respectively, that we did not have last year.
INTEREST INCOME: Interest income increased by 28% during the six months ended June 30, 2006, compared to the prior year period. The increase is primarily due to higher interest rates during the current year-to-date period, compared to the prior year-to-date period.
INTEREST EXPENSE: Interest expense increased to $0.7 million during the six months ended June 30, 2006, compared to $39,059 during the six months ended June 30, 2005. The increase was primarily due to $0.3 million of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote with an aggregate principal amount of $10.2 million and $0.5 million of interest expense related to United Tote’s credit agreement with M&T Bank. For more information, see Note 7: “Debt” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
OTHER INCOME: During the quarter ended June 30, 2006, MEC Lone Star, LP paid United Tote $358,725 as an early termination fee to terminate their totalizator services agreement with United Tote. Under guidance of APB No. 30, we did not consider this event an extraordinary item and therefore have included the collected amounts in Other Income for the six months ended June 30, 2006.
INCOME TAXES: During the six months ended June 30, 2006, we determined that $1.8 million of our aggregate $22.5 million deferred tax assets primarily related to our net operating loss carryforward should be recognized. Our current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $6.3 million of the deferred tax asset recognized as of the first six months of 2006, except as necessary to offset the current period’s tax provision. Therefore, the current change in the deferred tax asset valuation allowance created an income tax benefit of $1.8 million, which offset all but $0.1 million of income tax expense for the six months ended June 30, 2006.
Liquidity and capital resources
During the six months ended June 30, 2006, we funded our operations primarily with net cash provided by operating activities. As of June 30, 2006, we had net working capital of $472,460, compared to $12.0 million at December 31, 2005. As of June 30, 2006, we had $14.2 million in cash and cash equivalents, $5.0 million in restricted cash, and $24.4 million in debt. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, Sarbanes-Oxley compliance costs, data center operations, telecommunications, debt service, interest expense, and costs to fund United Tote’s inventory and assembly process to build and deploy new totalizator equipment for its track partners. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, has improved cash flow to a level that will support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.
Net cash provided by operating activities for the six months ended June 30, 2006, compared to net cash provided by operating activities for the six months ended June 30, 2005 increased by $4.8 million, primarily due to the increased net income of $1.2 million, the increased changes in depreciation of $1.4 million, amortization of intangibles of $0.9 million, accrued expenses and other of $0.7 million, customer deposits of $0.6 million, trade payables — track related of $4.0 million, and trade payables — other of $1.2 million; partially offset by a decreased change in accounts receivable of $5.2 million.
Net cash used in investing activities for the six months ended June 30, 2006, compared to net cash used in investing activities in the same period of 2005 increased by $9.1 million primarily due to the net cash paid in connection with the United Tote acquisition.
Net cash used in financing activities was $1.5 million for the six months ended June 30, 2006 was compared to $1.7 million of net cash provided by financing activities for the six months ended June 30, 2005. This was primarily due to increased repayment of long term debt in the current year, compared to increased proceeds from the exercise of warrants last year.
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

	Principal	Maturity	Interest Rate	Payments
Short-term promissory note	$5,200,000	2/9/2007	5.02%	Principal due at maturity and interest due quarterly.
Long-term promissory note	3,200,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.
Long-term promissory note	1,800,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.

	10,200,000
Less short-term promissory note	(5,200,000)

Long-term debt less short-term promissory note	$5,000,000

As a result of the acquisition, Youbet guaranteed United Tote’s existing bank credit facility with M&T Bank. On July 27, 2006, Youbet refinanced the existing credit facility with a new Wells Fargo credit facility consisting of a $4.0 million revolving line of credit and a $15.0 million term loan. At Youbet’s election, borrowings under the new Wells Fargo credit facility will bear interest based upon the following options: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (2) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement. On July 27, 2006, Youbet received the proceeds from the term loan under the new credit facility, of which approximately $13.5 million was used to repay the M&T Bank credit facility. The principal of the term loan is to be repaid in 60 equal monthly installments of principal, commencing on September 1, 2006 and continuing on the first day of each month thereafter. The lending commitments under the Wells Fargo credit facility are scheduled to terminate on July 27, 2010.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of (i) Youbet and United Tote, as co-borrowers, and (ii) certain subsidiaries of Youbet, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on the ability of Youbet to incur indebtedness, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, and (iii) a requirement to maintain a specified leverage ratio.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, and in certain cases, Youbet’s obligations under the credit facility may be accelerated and the lending commitments terminated. Such events of default include: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) the attachment or seizure of a material portion of assets that is not discharged within a specified number of days, and (iv) the filing of a petition in bankruptcy by or against Youbet, United Tote or any guarantor.
Pursuant to the IRG stock purchase agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the gross amount of wagers (i.e., handle) and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $1.5 million in additional payments based on the IRG operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. The Company may take specified offsets against certain of these payments. The first measurement date for these earn-out payments was June 1, 2006, and based on IRG’s performance during the preceding year, we expect to pay the sellers approximately $1.9 million, net of certain specified offsets. The first payment is due before the end of August 2006.
Other
We may from time-to-time seek additional capital to fund our operations, reduce our liabilities, and fund our expansion plans (including acquisitions) consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We currently have an effective shelf registration statement that permits Youbet, from time to time, to offer and sell up to $50 million of common stock, preferred stock, debt securities, stock purchase contracts and units, and warrants or any combination of the foregoing in one or more public offerings. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Regulatory considerations
Legal issues concerning online wagering that may adversely effect our business.
On April 7, 2005, the Appellate Body of the World Trade Organization, referred to as the WTO, circulated its report in a dispute settlement proceeding brought by the Government of Antigua and Barbuda, referred to as Antigua, challenging certain U.S. measures affecting the cross-border supply of gambling and betting services. Antigua claimed that certain federal and state laws have the effect of prohibiting the supply of gambling services from outside the U.S. in violation of certain U.S. obligations under the General Agreement on Trade in Services, referred to as GATS. In relevant part, Antigua argued that the U.S. was discriminating between domestic and foreign remote suppliers of wagering services for horse racing because the Interstate Horseracing Act purports to exempt domestic service suppliers, like Youbet, from the prohibitions of the Wire Act, the Travel Act and the Illegal Gambling Business Act, but does not exempt foreign services suppliers. The Appellate Body of the WTO found, inter alia, “that the U.S. has not shown, in light of the Interstate Horseracing Act that the prohibitions embodied in [the Wire Act, the Travel Act and the Illegal Gambling

Business Act] are applied to both foreign and domestic service suppliers of remote betting services for horse racing, and therefore, has not established that these measures satisfy the requirements of [Article XIV of the GATS].” On April 20, 2005, the Appellate Body report was adopted by the Dispute Settlement Body, referred to as the DSB, of the WTO, and the U.S. was requested to bring its measures into conformity with its obligations under the GATS. The United States was given until April 5, 2006 to do so. In a submission to the WTO dated April 10, 2006, the Office of the United States Trade Representative, or the USTR, noted that a U.S. Department of Justice official had provided the following information in April 5, 2006 testimony before a Congressional committee: “The Department of Justice views the existing criminal statutes as prohibiting the interstate transmission of bets or wagers, including wagers on horse races. The Department is currently undertaking a civil investigation relating to a potential violation of law regarding this activity. We have previously stated that we do not believe that the Interstate Horse Racing Act, 15 U.S.C. §§ 3001-3007, amended the existing criminal statutes.” The USTR reported, in light of these circumstances, that the United States is in compliance with its WTO obligations. On June 8, 2006, Antigua initiated proceedings in the WTO to challenge the U.S. position and to determine whether the United States is in compliance with the panel and Appellate Body findings adopted in 2005. Should the WTO find that the United States has not complied with its commitments, Antigua may seek authorization to impose trade retaliation against the United States. Although the WTO decision and the U.S. Government’s recent submission do not affect any existing federal or state law, we cannot predict what actions, if any, the U.S. Government will take in response to any new WTO proceedings and what effect, if any, the consequences thereof will have on our business and operations.
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
On July 12, 2006, the House of Representatives passed the Unlawful Internet Gambling Funding Prohibition Act. This bill was sponsored by Congressman Jim Leach of Iowa and would prohibit the use of financial instruments in the furtherance of Internet gambling; however, the bill has a specific exemption for transactions that are covered by the Interstate Horseracing Act of 1978 and, therefore, activities conducted by Youbet are exempted from the provisions of the Leach bill. Congressman Goodlatte has also re-introduced his previous legislation in the form of a bill that amends the Wire Act and makes transmission of Internet wagering a federal criminal act. This Goodlatte bill also has a specific exemption for account wagering conducted pursuant to the Interstate Horseracing Act of 1978. The new Goodlatte bill has been referred by the House Judiciary Committee to the House Committee on Energy and Commerce for consideration. As of the date of this report, the Senate has not acted on the Unlawful Internet Gambling Funding Prohibition Act, and no action on the Kyl Bill is known to have taken place.
Other proposals similar to the Unlawful Internet Gambling Funding Prohibition Act, the Kyl proposal or the Goodlatte proposal could emerge in Congress. Many states have considered and are considering interactive and Internet gaming legislation and regulations which may or may not be worded so as to permit our business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on our business. International expansion of our business may be subject to regulation in those countries in which it is made available. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.

Item 3. Quantitative and qualitative disclosures about market risk
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of June 30, 2006, our portfolio of investments included $14.2 million in cash and cash equivalents and $5.0 million of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments was approximately 4.95% at June 30, 2006. The swap agreement held by United Tote was terminated in June of 2006. Upon termination, United Tote received a nominal settlement amount from M&T Bank, and such amount was used to repay amounts owed to M&T Bank. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Item 4. Controls and procedures
As of June 30, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
Except as disclosed in the following paragraphs, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the ordinary course of business, Youbet routinely enhances its internal controls. During the second quarter of 2006, Youbet upgraded its accounting information systems by implementing a new SFAS No. 123R accounting software package.
In February 2006, Youbet acquired United Tote Company, and management is currently continuing its assessment of the effectiveness of United Tote’s internal controls. As an initial step, Youbet has moved United Tote’s accounting function to Youbet’s headquarters in Woodland Hills, California, allowing centralized control over United Tote’s accounting, and we have begun to incorporate certain Youbet controls and procedures into this recently acquired business. Upon completion of our assessment of the effectiveness of United Tote’s internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report on Form 10-K for the year ended December 31, 2006, about whether or not our internal control over financial reporting was effective as of December 31, 2006, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Part II. Other information
Item 1. Legal proceedings
For a description of certain legal matters, refer to Note 13: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
Our Form 10-K for the year ended December 31, 2005, included risk factors captioned:
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
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
Youbet held its Annual Meeting of Stockholders on June 15, 2006. Two matters were voted on at this meeting: the election of eight directors and an amendment to the Youbet.com, Inc. Equity Incentive Plan. All director nominees were elected and the amendment to the Equity Incentive Plan was approved at the 2006 Annual Meeting.
The following table sets forth the nominees for director and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Against
Charles F. Champion	32,149,818	305,785
David M. Marshall	31,766,268	689,335
Gary Adelson	32,179,498	276,105
Joseph Barletta	32,063,198	392,405
R. Douglas Donn	32,177,498	278,105
James Edgar	31,654,118	801,485
Steven C. Good	31,641,868	813,735
F. Jack Liebau	32,059,758	395,845
In connection with the approval of the amendment to the Equity Incentive Plan, 14,696,621 shares were voted in favor, 1,770,076 against, 590,104 abstained, and there were 15,398,802 broker non-votes.
Item 5. Other information
None.
Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

4.1	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

4.2	Amendment No. 1, dated as of May 3, 2006, to Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Youbet.com dated May 3, 2006 and filed May 4, 2006).

4.3	Waiver Letter, dated as of April 11, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 4.5 to the Registration Statement of Form S-3 of Youbet.com (File No. 333-133478) filed April 21, 2006).

10.1	Credit Agreement, dated as of September 5, 2003, between United Tote Company and Manufacturers and Traders Trust Company, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.2	Continuing Guarantee, dated as of February 9, 2006, of Youbet.com, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.3	Forbearance Letter Agreement, dated as of February 9, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.4	Forbearance Letter Agreement, dated as of April 19, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated April 19, 2006 and filed April 25, 2006).

10.5	Modification Agreement, dated June 30, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company.

10.6	Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated July 27, 2006 and filed July 28, 2006).

10.7	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-3 of Youbet.com SEC File No.333-126131).*

10.8	Amendment Number 1 to Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated June 15, 2006 and filed June 16, 2006).*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.

August 9, 2006	By:	/s/ Charles F. Champion

Charles F. Champion
President and Chief Executive Officer

August 9, 2006	By:	/s/ Gary W. Sproule

Gary W. Sproule
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).

4.1	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

4.2	Amendment No. 1, dated as of May 3, 2006, to Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Youbet.com dated May 3, 2006 and filed May 4, 2006).

4.3	Waiver Letter, dated as of April 11, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 4.5 to the Registration Statement of Form S-3 of Youbet.com (File No. 333-133478) filed April 21, 2006).

10.1	Credit Agreement, dated as of September 5, 2003, between United Tote Company and Manufacturers and Traders Trust Company, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.2	Continuing Guarantee, dated as of February 9, 2006, of Youbet.com, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.3	Forbearance Letter Agreement, dated as of February 9, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).

10.4	Forbearance Letter Agreement, dated as of April 19, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company (incorporated by reference to Exhibit 10.3 to the Form 8-K of Youbet.com dated April 19, 2006 and filed April 25, 2006).

10.5	Modification Agreement, dated June 30, 2006, among Manufacturers and Traders Trust Company, Youbet.com, Inc., UT Gaming, Inc. and United Tote Company.

10.6	Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated July 27, 2006 and filed July 28, 2006).

10.7	Amendment Number One to the Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated June 15, 2006 and filed June 16, 2006).

10.8	Amendment No. 1 to Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K of Youbet.com dated June 15, 2006 and filed June 16, 2006).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.