Form 10-Q
period 2006-09-30
YOUBET COM INC
filed 2006-11-09
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
COMMISSION FILE NUMBER: 0-26015

YOUBET.COM, INC.

DELAWARE	95-4627253
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2006, the issuer had 35,916,540 shares of common stock, par value $0.001 per share, outstanding.

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2006
Preliminary Note
This quarterly report on Form 10-Q is for the three and nine month periods ended September 30, 2006. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,362,601	$16,685,787
Current portion of restricted cash	5,051,799	5,185,115
Accounts receivable, net of allowance for doubtful collection of $1,593,560 and $346,000	13,031,039	2,504,427
Current portion of notes receivable	196,343	—
Other receivables	68,467	27,493
Inventory, net of reserve of $418,506	3,213,774	—
Prepaid expenses	1,353,315	1,290,849
Current portion of deferred tax asset	4,996,000	4,088,000

	36,273,338	29,781,671
Property and equipment, net of accumulated depreciation and amortization of $12,439,990 and $8,675,956	29,792,796	4,418,872
Restricted cash, net of current portion	381,962	381,962
Notes receivable, net of current portion, net of allowance of $76,742	269,759	—
Intangibles and other, net of accumulated amortization of $1,399,705 and $338,388	14,574,202	5,025,339
Goodwill	8,275,749	—
Deferred tax asset, net of current portion	1,221,000	1,221,000

	$90,788,806	$40,828,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$305,738	$620,000
Short-term debt	8,200,000	—
Trade payables, TVG	6,020,352	4,805,642
Trade payables, track related	4,539,763	2,337,709
Trade payables, other	3,459,416	783,621
Accrued expenses and other	6,374,049	3,193,625
Customer deposits	7,980,283	5,905,099
Deferred revenues	241,616	121,027

	37,121,217	17,766,723
Long-term debt, net of current portion	17,094,532	177,655

	54,215,749	17,944,378

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares, 35,916,540 and 33,451,809 shares outstanding	35,917	33,452
Additional paid-in capital	116,323,219	105,715,395
Deficit	(78,419,346)	(81,524,009)
Accumulated other comprehensive loss	(26,361)	—
Treasury stock (457,015 and 457,015 common shares)	(1,340,372)	(1,340,372)

	36,573,057	22,884,466

	$90,788,806	$40,828,844

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Revenues
Commissions	$29,627,536	$25,225,696
Contract revenues	6,374,413	—
Equipment sales	136,740	—
Other	911,241	853,182

	37,049,930	26,078,878

Operating costs and expenses
Track fees	14,170,699	11,176,452
Licensing, TVG	6,043,150	5,972,759
Contract costs	4,149,809	—
Equipment costs	56,952	—
Network operations	1,335,279	1,508,495
Research and development	813,499	397,631
Sales and marketing	2,398,830	1,642,618
General and administrative	6,192,235	3,229,873
Depreciation and amortization	2,204,181	506,999

	37,364,634	24,434,827

Income (loss) from operations	(314,704)	1,644,051

Other income (expense)
Interest income	137,152	165,859
Interest expense	(550,598)	(19,609)
Other	161,068	57,369

	(252,378)	203,619

Income (loss) before income taxes	(567,082)	1,847,670
Income tax benefit	127,109	—

Net income (loss)	$(439,973)	$1,847,670

Income (loss) per share — basic	$(0.01)	$0.06
Income (loss) per share — diluted	$(0.01)	$0.05
See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Revenues
Commissions	$84,440,883	$65,576,607
Contract revenues	16,089,083	—
Equipment sales	1,088,261	—
Other	2,777,625	2,500,049

	104,395,852	68,076,656

Operating costs and expenses
Track fees	40,531,153	29,421,861
Licensing, TVG	15,322,879	14,729,993
Contract costs	9,941,755	—
Equipment costs	590,049	—
Network operations	4,135,436	3,594,311
Research and development	2,488,011	1,131,859
Sales and marketing	6,951,934	4,718,328
General and administrative	16,183,799	9,737,198
Depreciation and amortization	5,074,148	1,056,692

	101,219,164	64,390,242

Income from operations	3,176,688	3,686,414

Other income (expense)
Interest income	422,658	389,098
Interest expense	(1,271,550)	(58,668)
Other	755,854	197,905

	(93,038)	528,335

Income before income taxes	3,083,650	4,214,749
Income tax benefit	21,013	—

Net income	$3,104,663	$4,214,749

Income per share — basic	$0.09	$0.13
Income per share — diluted	$0.08	$0.12
See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES,
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$3,104,661	$4,214,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property	3,843,359	874,808
Amortization of intangibles	1,232,189	181,884
Equity in net income of joint venture	(75,295)	—
Stock-based compensation expense (benefit)	525,468	(164,609)
Provision for doubtful accounts	—	131,791
Change in operating assets and liabilities
Restricted cash	(637,216)	(1,151,778)
Receivables	(6,932,360)	(167,849)
Other receivables	(38,413)	251,982
Inventory	(1,236,266)	—
Prepaid expenses	238,676	(634,223)
Income tax benefit from change in deferred tax asset valuation allowance	(246,957)	—
Deposits and others	2,195,198	(234,359)
Trade payables, TVG	1,214,710	2,164,047
Trade payables, track related	2,202,054	(57,116)
Trade payables, other	1,205,227	(250,483)
Accrued expenses and other	1,097,320	693,245
Customer deposits	2,075,184	941,274
Deferred revenues	(278,207)	1,115

Net cash provided by operating activities	9,489,332	6,794,478

Investing activities
Purchases of property and equipment	(4,098,866)	(1,184,967)
Collections on notes receivable	114,399	—
Cash paid for United Tote Company, net of cash acquired of $159,762	(10,094,105)	—
Investments in intangibles and other	(1,177,132)	(1,806,449)
Increase in restricted cash	770,532	487,003

Net cash used in investing activities	(14,485,172)	(2,504,413)

Financing activities
Proceeds from exercise of stock options and warrants	266,641	2,059,176
Repayment of long-term debt	(3,567,626)	(508,198)

Net cash provided by (used in) financing activities	(3,300,985)	1,550,978

Foreign currency translation adjustment	(26,361)	—

Increase (decrease) in cash and cash equivalents	(8,323,186)	5,841,043
Cash and cash equivalents, beginning of period	16,685,787	13,287,492

Cash and cash equivalents, end of period	$8,362,601	$19,128,535

See notes to unaudited consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
Note 1: Basis of presentation
The accompanying financial statements have been prepared by Youbet.com, Inc. (“Youbet”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) relating to interim financial information. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For further information, please refer to the consolidated financial statements for the year ended December 31, 2005 and the related notes included within Youbet’s Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC, from which the balance sheet information as of December 31, 2005, was derived.
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” Youbet’s subsidiaries IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group, N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise and UT Gaming, Inc. and its wholly-owned subsidiaries are collectively referred to as “United Tote,” unless the context requires otherwise. All inter-company accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2: Adoption of SFAS 123R
Youbet has issued various stock options (Note 10) and warrants in non-capital raising transactions in exchange for services rendered and to be rendered and in connection with debt financing. No warrants remained outstanding as of January 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“Statement 123”). As permitted under Statement 123, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company adopted SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and the provisions of the SEC Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Accordingly, prior periods were not restated to reflect the impact of the adoption of the new standard. As a result of the adoption of SFAS No. 123R, stock-based compensation expense was recognized during the three and nine months ended September 30, 2006, of $119,994 and $525,468, respectively, including compensation expense for all stock-based payments granted on or prior to December 31, 2005, but not yet vested as of January 1, 2006, and for all stock-based payments granted or vesting on or subsequent to January 1, 2006, based on the fair value estimates in accordance with the provisions of SFAS 123R. As a result of SFAS 123R, diluted earnings per share was reduced by $0.00 and $0.01 for the three and nine months ended September 30, 2006, respectively.
Prior to adopting SFAS 123R, the Company measured compensation cost for stock-based compensation plans using the intrinsic value method under APB 25 and made pro forma disclosures of the fair value method under Statement 123. If compensation expense for stock options issued to officers and employees had been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement 123, the net income (loss) and basic earnings (loss) per share would have been as shown below.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
As reported net income	$1,847,670	$4,214,749
Add stock-based employee compensation expense included in reported income, net of related tax effects	(48,856)	(164,609)
Less total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(917,597)	(1,090,403)

Pro forma net income	$881,217	$2,959,737

Net income per share:
As reported, fully diluted	$0.05	$0.12
Pro forma, fully diluted	$0.02	$0.09
For purposes of the foregoing pro forma presentation, the fair value of stock options granted under the Youbet.com, Inc. Equity Incentive Plan during the three and nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions.

Expected life in years	7.33
Risk free interest rate	6.75%
Dividend yield	0.0%
Expected volatility	38.9%
Note 3: Accounts receivable
Accounts receivable consisted of the following as of the balance sheet dates presented:

	September 30,	December 31,
	2006	2005
Track receivables, net of allowance for doubtful collection of $1,247,560 and $0	$11,378,559	$671,720
Player receivables	1,026,064	1,421,458
Magna receivable, net of allowance for doubtful collection of $346,000 and $346,000	346,000	346,000
Other	280,416	65,249

	$13,031,039	$2,504,427

Note 4: Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Prior to the acquisition of United Tote in February 2006, Youbet did not have inventory. Youbet regularly reviews inventory quantities on hand and records provisions for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements at United Tote.
Inventories consisted of the following as of the balance sheet dates presented:

September 30,
2006
Totalizator components	$2,185,491
Work in process	179,044
Ticket stock	349,768
Finished goods	917,977

3,632,280
Less: Allowance	418,506

$3,213,774

Note 5: Property and equipment
Property and equipment consisted of the following as of the balance sheet dates presented:

	September 30,	December 31,
	2006	2005
Computer equipment owned	$8,529,896	$5,571,870
Computer equipment under capital lease	1,223,916	755,302
Pari-mutuel equipment	16,362,007	—
Software	10,705,590	2,512,252
Office furniture, fixtures and equipment	1,683,934	1,222,991
Leasehold improvements	3,159,904	3,032,413
Building	427,539	—
Land	140,000	—

	42,232,786	13,094,828
Less: Accumulated depreciation	12,439,990	8,675,956

	$29,792,796	$4,418,872

Note 6: Intangibles and other
Intangibles, other than goodwill, and other consisted of the following as of the balance sheet dates presented:

	September 30,	December 31,
	2006	2005
Intangibles, other than goodwill, net of accumulated amortization of $1,399,705 and $338,388	$12,347,020	$3,209,687
Unamortizing intangibles	154,134	65,094
Investments	991,121	1,512,243
Long term deposits	289,157	134,426
Trademark and trade names	90,177	—
Investment in joint venture	17,654	—
Other	684,939	103,889

	$14,574,202	$5,025,339

Note 7: Debt
Debt consisted of the following as of the balance sheet dates presented:

	September 30,	December 31,
	2006	2005
Capital lease obligations and other financing arrangements	$391,419	$797,655
Promissory notes	10,200,000	—
Bank mortgage term loan	15,000,000	—
Notes payable	8,851	—

	25,600,270	797,655
Short-term debt and current portion of long-term debt	8,505,738	620,000

Long-term debt, less current maturities	$17,094,532	$177,655

Credit facility
On July 27, 2006, the Company entered into a new credit agreement pursuant to which the lender agreed to provide the Company with up to $19.0 million in total borrowing capacity. In connection with our entry into this new credit agreement, United Tote Company terminated its then existing credit agreement with another lender.
The new credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The principal of the term loan is to be repaid in 60 equal monthly installments, commencing on September 1, 2006 and continuing on the first day of each month thereafter. The lending commitments under the credit facility are scheduled to terminate on July 27, 2010. At Youbet’s election, borrowings under the credit facility will bear interest based upon the following options: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (2) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement.

The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of (i) Youbet and United Tote, as co-borrowers, and (ii) certain subsidiaries of Youbet, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on the ability of Youbet to incur indebtedness, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, and (iii) a requirement to maintain a specified leverage ratio. As of September 30, 2006, the Company was in compliance with all covenants.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, obligations under the credit agreement may be accelerated and the lending commitments terminated.
Note 8: Income taxes
The Company has federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amount of $54.6 million and $13.7 million, respectively, at September 30, 2006, which are expected to expire in various years ending in 2024. In addition, the Company has tax credits totaling $0.3 million. Management believes that the Company will continue to be profitable for the foreseeable future and that it is more likely than not that the recorded net deferred tax asset of $6.2 million, which resulted primarily from the net operating loss carryforwards, will be fully realized. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2006 in determining the tax rate applied to the current quarter.
The Company could be limited, however, in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382. The Company has estimated the amount of net operating loss carryforwards that it could utilize in any one year based on certain prior year events that could potentially be deemed as ownership changes.
The change in the deferred tax asset valuation allowance for the three and nine months ended September 30, 2006, based on these estimates, created an income tax expense of $70,000 and a tax benefit of $118,000, respectively, which created income tax benefits of $127,000 and $21,000, respectively.
Although the expectations reflected in these estimates are based upon information currently available to management and what management believes are reasonable assumptions, the Company can give no assurance that actual results will not differ materially from these expectations.
Note 9: Income per share
The following tables are reconciliations of the weighted average shares used in the computation of basic, diluted and pro forma income per share (“EPS”) for the periods presented:

	Three Months Ended September 30,
	2006			2005
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$(439,973)	35,449,618	$(0.01)	$1,847,670	32,883,310	$0.06
Effect of dilutive securities	—	3,713,451	—	—	2,664,930	—

EPS — Diluted	$(439,973)	39,163,069	$(0.01)	$1,847,670	35,548,240	$0.05

	Nine Months Ended September 30,
	2006			2005
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	EPS	Income	Shares	EPS
EPS — Basic	$3,104,663	35,017,986	$0.09	$4,214,749	31,779,087	$0.13
Effect of dilutive securities	—	3,370,848	—	—	2,557,526	—

EPS — Diluted	$3,104,663	38,388,834	$0.08	$4,214,749	34,336,613	$0.12

Note 10: Stock options
Stock options
In June 2005, Youbet’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constituted an amendment, restatement and continuation of Youbet’s 1998 Stock Option Plan. In June 2006, Youbet’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares available for grant under the plan by 2,500,000 shares. As of September 30, 2006, there were options for 10,029,003 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 11,750,000 shares.
Information with respect to activity under the Equity Incentive Plan is summarized below.

		Weighted Average
	Stock Options	Exercise Price
Balance, December 31, 2005	4,394,372	$2.30
Options granted	353,767	4.40
Options exercised	(257,819)	0.99
Options cancelled	(137,124)	4.43
Options forfeited	—	—

Balance, September 30, 2006	4,353,196	2.48

Options exercisable (vested) at September 30, 2006	3,570,700	$2.08

Additional information about outstanding options to purchase the Youbet’s common stock at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (in years)	Price	Shares	Price
$0.49 - $0.99	1,311,422	3.99	$0.60	1,310,704	$0.60
$1.00 - $1.99	133,487	1.27	1.58	108,262	1.54
$2.00 - $4.99	2,738,212	6.62	3.25	2,079,252	2.92
$5.00 - $10.50	170,075	8.73	5.35	72,482	5.49

TOTAL	4,353,196		$2.48	3,570,700	$2.08

Note 11: United Tote acquisition
On February 10, 2006, the Company acquired all of the issued and outstanding common stock of United Tote Company, a leading supplier of totalizator systems (the systems that process wagers and payouts), terminals and other pari-mutuel wagering services. Youbet paid aggregate consideration valued at approximately $31.9 million, which consisted of:
•	$9.75 million in cash;

•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and

•	2,181,818 shares of Youbet common stock that are subject to certain make-whole provisions which value such shares at $5.50 per share.

The assets and liabilities of United Tote have been recorded at their fair value. The final purchase allocation resulted in $14.8 million of specifically identifiable intangible assets including trademarks and trade names, software, game content, and other existing technologies with estimated useful lives ranging from five to fifteen years. The annual amortization of these assets is expected to be approximately $1.4 million. Goodwill was recorded for $8.3 million.
The following unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005 presents the consolidated operations of the Company as if the United Tote acquisition had been made on January 1, 2005. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$37,049,930	$32,919,449	$104,378,578	$87,643,019
Net income (loss)	(439,973)	1,874,106	2,904,130	4,154,594
EPS Basic	$(0.02)	$0.05	$0.08	$0.12
EPS Diluted	$(0.02)	$0.05	$0.08	$0.11
Note 12: Segment reporting
As a result of the acquisition of United Tote, the Company began operating as two reportable segments beginning in 2006, each of which the Company operates and manages as a strategic business unit. Reportable segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Our advance deposit wagering (“ADW”) segment consists of the combined operations of Youbet and IRG, and our totalizator services segment consists of the operations of United Tote. Information for our ADW segment for 2005, which was the only segment in 2005, is presented for comparative purposes.

	Three Months Ended September 30,
Revenue	2006	2005
ADW segment	$30,538,778	$26,078,878
Totalizator services segment	6,822,625	—

	37,361,403	26,078,878
Intercompany elimination of totalizator services	(311,473)	—

	$37,049,930	$26,078,878

	Nine Months Ended September 30,
	2006	2005
ADW segment	$87,233,892	$68,076,656
Totalizator services segment	17,880,125	—

	105,114,017	68,076,656
Intercompany elimination of totalizator services	(718,165)	—

	$104,395,852	$68,076,656

	Three Months Ended September 30,
Revenue by Geographic Area	2006	2005
United States	$36,322,493	$26,078,878
International	727,437	—

	$37,049,930	$26,078,878

	Nine Months Ended September 30,
	2006	2005
United States	$102,777,288	$68,076,656
International	1,618,564	—

	$104,395,852	$68,076,656

	Three Months Ended September 30,
Reconciliation of income (loss) before income taxes	2006	2005
Income (loss) from operations
ADW segment	$(44,866)	$1,644,051
Totalizator services segment	(269,838)	—

	(314,704)	1,644,051
Interest income	137,152	165,859
Interest expense	(550,598)	(19,609)
Other	161,068	57,369

Income (loss) before income taxes	$(567,082)	$1,847,670

	Nine Months Ended September 30,
	2006	2005
Income from operations
ADW segment	$2,286,669	$3,686,414
Totalizator services segment	890,019	—

	3,176,688	3,686,414
Interest income	422,658	389,098
Interest expense	(1,271,550)	(58,668)
Other	755,854	197,905

Income before income taxes	$3,083,650	$4,214,749

	As of September 30,	As of December 31,
	2006	2005
Total Assets
ADW segment	$40,013,736	$40,828,844
Totalizator services segment	50,775,070	—

	$90,788,806	$40,828,844

Note 13: Contingencies
TVG Arbitration
In 2005, ODS Technologies, L.P. and ODS Properties, Inc., subsidiaries of Gemstar – TV Guide International, doing business as Television Games Network (collectively, “TVG”), exercised its rights under the license and content agreement, dated as of May 18, 2001, to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. During this verification process, Youbet attempted to correct a number of assumptions that Youbet believes were erroneous and that were being used by the accounting firm retained by TVG to conduct the royalty exam. The accounting firm’s final report disclaimed any representations regarding questions of legal interpretation or any determinations of the relevance of specific documentation concerning the license and content agreement. As such, the final report issued to TVG merely compared Youbet’s historical payments during this period with the accounting firm’s alternative calculations. TVG, in turn, concluded that the accounting firm had identified underreported and underpaid amounts due to TVG under the terms of the license and content agreement, and demanded payment from Youbet in the amount of $5,767,837, plus interest and the accounting firm’s fees and expenses (referred to as the “Monetary Claim”).
On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking payment of the Monetary Claim. In addition, and most notably, TVG is seeking a declaration that the 25 tracks listed on Schedule 1.15 of the license and content agreement are TVG Exclusive Tracks for purposes of calculating TVG’s license fees, despite the fact that the accounting firm noted that certain tracks were not TVG Exclusive Tracks even though they were included in Schedule 1.15. In its report, the accounting firm stated that: “Based on discussions with [TVG] . . . Lone Star Park opted out of the Agreement; and Portland Meadows, Saratoga Harness and Suffolk Downs did not consent to the Agreement. According to discussions with . . . Youbet as well as with TVG, neither Youbet nor TVG consider Lone Star Park, Portland Meadows, Saratoga Harness, or Suffolk Downs as TVG Exclusive tracks.” In addition to the Monetary Claim and the declaratory relief described above, TVG is seeking certain injunctive relief based upon TVG’s allegations that (i) Youbet has violated the license and content agreement by accepting wagers on TVG Exclusive Tracks through a hub facility located in a state other than Oregon (specifically, Youbet’s redundant and lower cost hub located in San Mateo, California) because it improperly deprives TVG of the ability to evaluate the potential legal, regulatory and financial ramifications thereof; (ii) Youbet is not permitted to process wagers on TVG Exclusive Tracks through any wireless communications technology; and (iii) Youbet is improperly allowing IRG (which accepts only live telephone wagers, and none via the Internet, as permitted by separate contracts with its track partners) to use streaming online simulcast and audio/video content of live races conducted at, and to accept wagers on, TVG Exclusive Tracks.

In November 2005, the Company filed its answer and counter-claims to TVG’s Demand for Arbitration with the American Arbitration Association. The arbitration proceedings concluded on October 25, 2006, and a decision is expected to be rendered before the end of November 2006. The outcome of the arbitration and any such counterclaims cannot be predicted at this time and, accordingly, Youbet has not changed its manner of calculating and paying the license and transaction fees due to TVG under the license and content agreement. The Company has not accrued for a loss contingency relating to this arbitration proceeding because management believes that, although an unfavorable outcome may be possible, such an outcome is not considered to be probable or reasonably estimable, even in the form of a range of likely loss.
Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein and Mr. Goldstein’s parents, as the purported successor-in-interest to The JG Trust and The DG Trust, filed a lawsuit against various parties, including Youbet. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, Youbet paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against Youbet, including: (i) Youbet’s payment to the Trustee of $200,000, plus 12% interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of Youbet’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant-whether or not assigned-do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because Youbet had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when Youbet, in good faith, paid the note and issued shares pursuant to the warrant. On May 10, 2006, the Trustee’s Fourth Amended Complaint was filed. On June 30, 2006, Youbet filed a Motion to Dismiss the Fourth Amended Complaint on the principal grounds that: (i) the Note and the Warrant are not assets of Mr. Goldstein’s bankruptcy estate and (ii) the Trustee is not entitled to enforce the note or the warrant, as alleged, on the supposed basis that the Trustee is “the successor in interest” to The JG Trust. The lawsuit has been set for trial in January 2007, and briefing on the motion to dismiss and discovery are proceeding. Youbet intends to vigorously defend this action. However, the outcome of the litigation cannot be predicted at this time. The Company has not accrued for a loss contingency relating to the this proceeding because management believes that, although unfavorable outcome may be possible, such an outcome is not considered to be probable or reasonably estimable, even in the form of a range of likely loss.
IRS Tax Lien
In October 2006, the Internal Revenue Service (the “IRS”) filed a $2.2 million tax lien against substantially all of the assets of Youbet’s wholly owned non-operating subsidiary, Youbet Oregon, Inc. (“Youbet Oregon”). This lien covers taxes, penalties and interest that the IRS alleges Youbet Oregon owes and relates to certain purported payroll taxes incurred during 2002 through 2005. The Company does not believe that any such taxes are owed to the IRS. The tax lien against Youbet Oregon is not hindering the Company’s ability to conduct business in the normal course. The Company will vigorously defend this collection action and has engaged advisors to assist with such appeal. The Company, with the assistance of its advisor, is investigating the facts and circumstances surrounding the IRS’s purported claim, and the Company currently believes that the probability of future payment of the taxes in question is remote and; therefore, the Company has not accrued any liability or charges. The Company believes that any related interest or penalties will not be material.
UT Group Make-Whole Provision
Under the stockholder rights agreement between Youbet and UT Group LLC, the former owner of United Tote, entered into in connection with the Company’s acquisition of United Tote, the shares of Youbet common stock issued to UT Group are subject to a make-whole provision pursuant to which the Company will pay UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the weighted-average trading price of Youbet’s common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by Youbet and then held by UT Group on February 9, 2007. This make-whole provision terminates if the trading price of Youbet’s common stock meets or exceeds $6.15 per share for any three consecutive trading days or if UT Group sells more than 352,700 shares in any five consecutive trading days. As of September 30, 2006, the Company believes that UT Group still holds all 2,181,818 shares issued to it in connection with the Company’s acquisition of United Tote. The Company has not recorded a loss contingency for these make whole provisions as the amount of any payment to UT Group is not reasonably estimable.
Other
From time to time, the Company may be a party to proceedings that are ordinary and incidental to its business. Management does not expect that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows.
Note 14: Subsequent event
Bruen Productions International, Inc.
On October 9, 2006, Youbet acquired privately-held Bruen Productions International, Inc., a Colorado-based full-service broadcast production company. Bruen specializes in the creation of marketing and advertising campaigns which leverage their broadcast and internet audio/visual capabilities, podcast production and consulting experience, and direct response marketing expertise including WEBmercial production. Established in 1983, Bruen Productions serves clients in the U.S. and Canada. Youbet will finance the $162,000 acquisition price with common stock held in treasury, payable in four installments over the next three years,and in that connection Youbet issued 13,953 shares in October 2006 as the first installment.
NYRA bankruptcy
On November 2, 2006, the New York Racing Association, or NYRA, the nonprofit operator of Aqueduct Racetrack, Belmont Park, and Saratoga Race Course, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. NYRA has stated that it plans to continue operating a full schedule of races at its three tracks while under bankruptcy court protection. As of November 2, 2006, the Company had outstanding accounts receivable from NYRA of approximately $0.4 million, and as of September 30, 2006, the Company had not recorded a reserve against these receivables. As of the date of this report, it is uncertain what portion, if any, of these accounts receivable the Company will be able to collect. Youbet and IRG are continuing to accept wagers on races held at Aqueduct Racetrack, and United Tote is continuing to provide services to NYRA. Saratoga Race Course’s and Belmont Park’s 2006 racing seasons ended in September and October, respectively.
Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and other financial information included herein. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; increases in or new taxes imposed on wagering revenues; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; the outcome of the pending arbitration with TVG; and other factors described in our annual report on Form 10-K for the year ended December 31, 2005, this quarterly report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

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
On October 9, 2006, we acquired Bruen Productions International, Inc. See Note 14: “Subsequent event” in Part I, Item 1 of this Form 10-Q for more information.
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
Revenue recognition. Youbet and IRG record commissions on wagers they place with tracks for customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Other sources of revenue, including membership and information fees, are relatively insignificant and recognized when earned. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned. Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and IRG’s volume discounts are both recorded as a reduction of commissions earned when the points are issued. The majority of United Tote’s revenues are derived from contracts which include the installation and operation of pari-mutuel wagering networks. United Tote is compensated under these arrangements by sharing in the revenue generated by the pari-mutuel venues, and United Tote recognizes its revenue relating to this business based on its share of gaming receipts generated. In some instances, United Tote incurs significant costs relating to these contracts before the systems become operational. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance. IRG derives a significant portion of the revenue from one customer. This customer is expected to continue to account for a significant portion of IRG’s total revenue. Because of this revenue concentration, our business could be harmed by a decline in wagering or loss of this customer.
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
Fair value of financial instruments. The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. We account for interest rate swaps in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, we designate the derivative as either a (1) fair-value hedge, (2) cash-flow hedge, (3) foreign-currency hedge, (4) net investment in a foreign operation, or (5) trading instrument. We engage in derivatives classified as cash-flow hedges. In evaluating the fair value of financial instruments, including derivatives, we generally use third-party market quotes.
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
Basic and diluted earnings (loss) per share. Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares outstanding plus all dilutive securities, such as stock options.
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
Segment reporting. As a result of our acquisition of United Tote, in February 2006 we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon business units; one segment consists of the combined pari-mutuel ADW operations of Youbet and IRG, and the other consists of the totalizator operations of United Tote. Because we have only owned and operated United Tote since February 2006, we do not have sufficient information to compare and discuss year-over-year results for our reportable segments. As such, the discussion and analysis below was prepared on a consolidated basis. As noted above, we do not consider IRG to be a separate reportable segment; however, we have presented certain financial information for IRG to aid investors in understanding our results of operations. For further discussion of our segments, see Note 12: “Segment reporting” in Part I, Item 1 above for more information about the results for each segment.
Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes, an interpretation FASB Statement No. 109, or FIN 48. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties along with any related interest penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact on our consolidated financial statements, if any, of adopting the provisions of FIN 48.
Results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005
Total revenues increased 42% for the third quarter of 2006, compared to the third quarter of 2005. This increase was primarily due to $6.5 million of United Tote revenue that we did not have during the third quarter of 2005. Additionally, IRG revenue increased by $3.3 million for the third quarter year-over-year. Total wagers (handle) for Youbet and IRG for the three months ended September 30, 2006 was $216.8 million, an increase of 43% from the same period of 2005. This increase was primarily due to a $55.2 million increase in IRG handle over the same quarter of 2005. IRG’s strong performance was primarily attributable to benefits from our Computer Robotic Wagering test program that we initiated in March of this year under the supervision of one of our licensing bodies.
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

Youbet and IRG’s total blended yield, defined as commission revenue less track and licensing fees, as a percentage of handle, was 4.3% in the third quarter of 2006 and reflects the impact of lower yielding IRG handle. In the third quarter of 2006, we generated a 6.0% yield on Youbet handle and a 2.3% yield on IRG handle. Youbet’s yield of 6.0% was a slight decrease from the third quarter of 2005 yield of 6.1%. Yield is calculated as commission revenue less track and licensing fees, each as calculated in accordance with GAAP and presented on our consolidated statements of operations, as a percentage of handle. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
United Tote generated $6.7 million of contract revenue and $0.1 million of equipment sales in the third quarter of 2006. Contract revenue represents the revenue from providing core totalizator services. Equipment sales represents sales of totalizator equipment.
Operating expenses
TRACK FEES: Track fees increased 26% to $14.2 million in the third quarter of 2006, compared to $11.2 million in the third quarter of 2005. This increase was primarily due to an increase of $2.5 million in IRG track fees in the third quarter of 2006 compared to the third quarter 2005 due to increased handle. Track fees primarily consist of amounts paid and payable to various tracks, the California Authority of Racing Fairs, and the Oregon and Idaho Racing Commissions.
LICENSING FEES — TVG: For the three months ended September 30, 2006, these fees remained relatively flat at $6.0 million compared to the third quarter of 2005. Licensing fees represent amounts paid and payable as a result of our licensing agreement with TVG. TVG has questioned our calculation of license fees paid to them under the license agreement, and this matter is currently subject to arbitration. See Note 13: “Contingencies” in Part I, Item 1 of this Form 10-Q for more information.
CONTRACT COSTS: Contract costs of $4.1 million for the third quarter are from United Tote’s operations and represent those costs associated with earning contract revenue. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
EQUIPMENT COSTS: Equipment costs of $0.1 million for the current quarter are from United Tote’s operations and represent those costs associated with earning the equipment sales revenue. Youbet did not have these costs prior to the United Tote acquisition.
NETWORK OPERATIONS: Network operations expense decreased by 12% to $1.3 million in the third quarter of 2006, compared to $1.5 million in the third quarter of 2005. This decrease was primarily due to IRG totalizator fees of $0.3 million that were eliminated in consolidation because United Tote is their tote vendor. This was partially offset by increased totalizator fees related to increased wager volume for Youbet. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
RESEARCH AND DEVELOPMENT: Research and development expense increased 105% to $0.8 million in the third quarter of 2006, compared to $0.4 million in the third quarter of 2005. The increase was primarily due to $0.4 million of research and development expense for United Tote that we did not have last year. We will continue to invest in the development of our network infrastructure and United Tote’s products and to support continued technology upgrades, which could increase our research and development expenses in the future.
SALES AND MARKETING: Sales and marketing expense increased 46% to $2.4 million in the third quarter of 2006, compared to $1.6 million in the third quarter of 2005. The increase includes $0.2 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our expanded ESPN marketing agreements that did not exist during the third quarter of 2005. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 92% to $6.2 million in the third quarter of 2006, compared to the third quarter of 2005. The increase was partially due to $0.8 million of general and administrative expenses for United Tote that we did not have last year, $0.7 million related to legal fees associated with Youbet’s defense of the arbitration proceeding initiated by TVG, and $0.4 million in professional consulting fees. Additionally, we also had increased salaries, Sarbanes-Oxley compliance related fees, non-cash stock option expense, and investor relations expense.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 334% to $2.2 million in the third quarter of 2006, compared to $0.5 million during the third quarter of 2005. The increase in the third quarter includes $1.5 million of depreciation and amortization related to United Tote that we did not have last year.
INTEREST INCOME: Interest income decreased by 17% in the third quarter of 2006, compared to the third quarter of 2005. The decrease was due to decreased cash balances in the current quarter, compared to the prior year same quarter.
INTEREST EXPENSE: Interest expense increased to $0.6 million during the current quarter, compared to $19,609 during the third quarter of 2005. The increase was primarily due to $0.1 million of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote and $0.3 million of interest expense related to our credit facility. For more information, see Note 7: “Debt” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
OTHER INCOME: Other income increased by $0.1 million during the current quarter primarily due to the collection of insurance claims.
INCOME TAXES: During third quarter of 2006, we determined that $70,000 of our aggregate $22.7 million deferred tax assets primarily related to our net operating loss carryforward should not be recognized. Our current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $6.2 million of the deferred tax asset recognized as of the third quarter of 2006. The current change in the deferred tax asset valuation allowance created an income tax expense of $70,000, which offset all but $79,000 of income tax benefit for the third quarter.
NET INCOME (LOSS): Third quarter of 2006 net income decreased by $2.2 million compared to the third quarter of 2005. Total operating expenses increased by $12.9 million for the third quarter of 2006, compared to prior year, which includes $7.1 million of United Tote operating expenses that we did not have last year. This was partially offset by an increase in revenues of $11.0 million for the third quarter of 2006, compared to the prior year, which includes $6.8 million of United Tote revenue that we did not have last year.
Results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Total revenues increased 53% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase was partially due to $17.2 million of United Tote revenue that we did not have during the nine months ended September 30, 2005. Handle for Youbet and IRG for the nine months ended September 30, 2006 was $580.8 million, an increase of 61% from the same period of 2005. This increase was primarily due to an increase of IRG handle of $179.0 million, or 326%, over the prior year-to-date period for IRG. IRG’s strong performance was primarily attributable to benefits from our Computer Robotic Wagering test program that we initiated in March of this year under the supervision of one of our licensing bodies. IRG was acquired in June of 2005 so the 2005 year-to-date amount only includes four months of performance compared to a full nine months for 2006. Youbet’s year-to-date handle has increased 14% over the prior year-to-date period.
Youbet and IRG’s total blended yield was 4.9% for the nine months ended September 30, 2006 and reflects the impact of lower yielding IRG handle. For the first nine months of 2006, we generated a 6.6% yield on Youbet handle and a 2.4% yield on IRG handle. Youbet’s yield of 6.6% for the nine months ended September 30, 2006 was an increase over the prior year nine month period yield of 6.4%. United Tote generated $16.8 million of contract revenue and $1.1 million of equipment sales during the nine months ended September 30, 2006.
Operating expenses
TRACK FEES: Track fees increased 38% to $40.5 million during the nine months ended September 30, 2006, compared to $29.4 million during the nine months ended September 30, 2005. The increase was primarily due to a full nine months of IRG track fees during the 2006 year-to-date period, compared to only four months of IRG track fees during the 2005 year-to-date period. The remaining increase was primarily due to an increase in handle and revenues.

LICENSING FEES — TVG: For the nine months ended September 30, 2006, these fees increased 4% to $15.3 million, compared to $14.7 million for the nine months ended September 30, 2005, primarily due to increased wagering on horse races at TVG tracks. TVG has questioned our calculation of license fees paid to them under the license agreement, and this matter is currently subject to arbitration. See Note 13: “Contingencies” in Part I, Item 1 of this Form 10-Q for more information.
CONTRACT COSTS: Contract costs of $9.9 million for the current year-to-date period are from United Tote’s operations and represent those costs associated with earning contract revenue. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
EQUIPMENT COSTS: Equipment costs of $0.6 million for the current year-to-date period are from United Tote’s operations and represent those costs associated with earning the equipment sales revenue. Youbet did not have these costs prior to the United Tote acquisition.
NETWORK OPERATIONS: Network operations expense increased 15% to $4.1 million during the nine months ended September 30, 2006, compared to $3.6 million during the nine months ended September 30, 2005. This increase was primarily due to a full nine months of data center and other network operations expenses for IRG during the current year, compared to only four months of these expenses for IRG during the prior year. The remaining increase was primarily due to increased totalizator fees related to increased wager volume.
RESEARCH AND DEVELOPMENT: Research and development expense increased 120% to $2.5 million during the nine months ended September 30, 2006, compared to $1.1 million during the nine months ended September 30, 2005. The increase was primarily due to $1.2 million of research and development expense for United Tote that we did not have last year.
SALES AND MARKETING: Sales and marketing expense increased 47% to $7.0 million during the 2006 year-to-date period, compared to $4.7 million during the first nine months of 2005. The increase was primarily due to $0.7 million of IRG player services expenses and $0.6 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to management initiatives that increased our marketing programs, including expenses associated with our CBS Sportsline and expanded ESPN marketing agreements.
GENERAL AND ADMINISTRATIVE: General and administrative expense increased 66% to $16.2 million during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was partially due to $1.4 million of general and administrative expenses for United Tote that we did not have last year. IRG’s increased general and administrative expenses of $0.4 million was primarily due to a full nine months of general and administrative expenses during the current year, compared to only four months of these expenses for IRG during the prior year. The remaining increase can be attributed to increased transaction processing fees related to the increased transaction volume, salaries, Sarbanes-Oxley compliance related fees, professional consulting fees, legal fees, non-cash stock option expense, and investor relations expense.
DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased 380% to $5.1 million during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase in the current year includes $3.2 million of depreciation and amortization related to United Tote that we did not have last year.
INTEREST INCOME: Interest income increased by 9% during the nine months ended September 30, 2006, compared to the prior year period. The increase is primarily due to higher interest rates during the current year-to-date period, compared to the prior year-to-date period.
INTEREST EXPENSE: Interest expense increased to $1.3 million during the nine months ended September 30, 2006, compared to $0.1 million during the nine months ended September 30, 2005. The increase was primarily due to $0.3 million of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote and $0.3 million of interest expense related to amounts outstanding under our credit facility. For more information, see Note 7: “Debt” to our consolidated financial statements under Part I, Item 1 of this Form 10-Q.
OTHER INCOME: During the nine months ended September 30, 2006, MEC Lone Star, LP paid United Tote $0.4 million as an early termination fee to terminate their totalizator services agreement with United Tote. Under guidance of APB No. 30, we did not consider this event an extraordinary item and therefore have included the collected amounts in Other Income for the nine months ended September 30, 2006.

INCOME TAXES: During the nine months ended September 30, 2006, we determined that $0.1 million of our aggregate $22.7 million deferred tax assets primarily related to our net operating loss carryforward should be recognized. Our current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expanding into other gaming businesses. Although we anticipate that all potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it would not be appropriate at this time to increase the $6.2 million of the deferred tax asset recognized as of the first nine months of 2006, except as necessary to offset the current period’s tax provision. Therefore, the current change in the deferred tax asset valuation allowance created an income tax benefit of $0.1 million, which generated a $21,000 income tax benefit for the nine months ended September 30, 2006.
NET INCOME: Net income decreased by 26% for the nine months ended September 30, 2006, compared to the prior year period. Total operating expenses increased by $36.8 million for the nine month period, compared to the prior year period, which includes $17.0 million of United Tote operating expenses that we did not have last year. This was partially offset by an increase in revenues of $36.3 million for the nine months ended September 30, 2006, compared to the prior year period, which includes $17.2 million of United Tote revenue that we did not have last year.
Liquidity and capital resources
During the nine months ended September 30, 2006, we funded our operations primarily with $9.5 million of net cash provided by operating activities. As of September 30, 2006, we had net working capital deficit of $1.0 million, compared to a surplus of $12.0 million at December 31, 2005. As of September 30, 2006, we had $8.4 million in cash and cash equivalents, $5.1 million in restricted cash, and $25.6 million in debt. Our principal cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal expenses, Sarbanes-Oxley compliance costs, data center operations, telecommunications, debt service, interest expense, and costs to fund United Tote’s inventory and assembly process to build and deploy new totalizator equipment for its track partners. We believe that our cash flow from operations, our cash and cash equivalents and available borrowings under our revolving line of credit (described below) are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months.
Cash flows
Net cash provided by operating activities for the nine months ended September 30, 2006, compared to net cash provided by operating activities for the nine months ended September 30, 2005 increased by $2.3 million, primarily due to increased changes in depreciation of $3.0 million, amortization of intangibles of $1.1 million, deposits and other of $4.0 million, trade payables – track related of $2.3 million, trade payables – other of $1.5 million, and customer deposits of $1.2 million; partially offset by decreased changes in net income of $1.3 million, receivables of $6.8 million, inventory of $1.2 million, and accrued expenses of 1.0 million.
Net cash used in investing activities for the nine months ended September 30, 2006, compared to net cash used in investing activities in the same period of 2005 increased by $11.6 million primarily due to the net cash paid in connection with the United Tote acquisition and IRG’s first anniversary installment payment to its former owners. See — “IRG earn out” below.
Net cash used in financing activities was $3.3 million for the nine months ended September 30, 2006, compared to $1.6 million of net cash provided by financing activities for the nine months ended September 30, 2005. This was primarily due to increased repayment of long term debt in the current year, compared to increased proceeds from the exercise of warrants last year.

Working Capital
Working Capital decreased from $12.0 million as of December 31, 2005 to a negative $0.8 million as of September 30, 2006. Cash and cash equivalents decreased by $8.3 million, short term debt increased by $8.2 million, short term payables increased by $6.1 million, and accrued expenses increased by $3.2 million. This was partially offset by an increase in receivables, net of allowance for doubtful accounts, of $10.5 million and an increase in inventory, net of reserves, of $3.2 million. These changes are primarily related to the acquisition of United Tote in February of 2006. The purchase price included payment of $9.8 million in cash at closing. Short term debt consisted of the $5.2 million unsecured promissory note payable to the sellers of United Tote that is due in February 2007 and the short term portion of the $15.0 million bank debt that was refinanced by Youbet in connection with the United Tote acquisition.
Promissory Notes
In February 2006, we acquired United Tote, and pursuant to the terms of the amended stock purchase agreement, we paid or delivered to the former owner of United Tote aggregate consideration valued at approximately $31.9 million, which included three unsecured promissory notes with an aggregate principal amount of $10.2 million with the following terms:

	Principal	Maturity	Interest Rate	Payments
Short-term promissory note	$5,200,000	2/9/2007	5.02%	Principal due at maturity and interest due quarterly.
Long-term promissory note	3,200,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.
Long-term promissory note	1,800,000	2/8/2008	5.02%	Principal and accrued interest due at maturity.

	$10,200,000
Credit Facility
In July 2006, we refinanced United Tote’s then existing credit facility with a new Wells Fargo credit facility consisting of a $4.0 million revolving line of credit and a $15.0 million term loan. At Youbet’s election, borrowings under the new credit facility bear interest based upon the following options: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (2) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement. On July 27, 2006, Youbet received the proceeds from the term loan under the new credit facility, of which approximately $13.5 million was used to repay the then existing United Tote credit facility, and as of September 30, 2006, no borrowings were outstanding under the revolving line of credit. The principal of the term loan is being repaid in 60 equal monthly installments of principal, commencing on September 1, 2006 and continuing on the first day of each month thereafter. The lending commitments under the new credit facility are scheduled to terminate on July 27, 2010.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of (i) Youbet and United Tote, as co-borrowers, and (ii) certain subsidiaries of Youbet, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on the ability of Youbet to incur indebtedness, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, and (iii) a requirement to maintain a specified leverage ratio. As of September 30, 2006, the Company was in compliance with all covenants.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, and Youbet’s obligations under the credit facility may be accelerated and the lending commitments terminated. Such events of default include: (i) the failure to pay principal or interest when due, (ii) the breach or failure to perform certain covenants or obligations and the failure to cure the same within a specified number of days, (iii) the attachment or seizure of a material portion of assets that is not discharged within a specified number of days, and (iv) the filing of a petition in bankruptcy by or against Youbet, United Tote or any guarantor.
IRG earn out
Pursuant to the IRG stock purchase agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the handle and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $1.5 million in additional payments based on the IRG operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. We may take specified offsets against certain of these payments. The first measurement date for these earn-out payments was June 1, 2006, and based on IRG’s performance during the preceding year, we paid the sellers $1.9 million, net of certain specified offsets, on August 10, 2006.
UT Group make-whole provisions
Under the stockholder rights agreement between Youbet and UT Group LLC, the former owner of United Tote, entered into in connection with our acquisition of United Tote, the shares of Youbet common stock issued to UT Group are subject to a make-whole provision pursuant to which we will pay UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the weighted-average trading price of Youbet’s common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by Youbet and then held by UT Group on February 9, 2007. The stockholder rights agreement also allows us to cause UT Group to sell some or all of its Youbet stock on or prior to February 9, 2007 at prices below $5.50 per share, provided that we pay UT Group the difference between $5.50 per share and the price per share at which UT Group was forced to sell its shares, multiplied by the number of shares sold by UT Group at our request. These make-whole provisions terminate if the trading price of Youbet’s common stock meets or exceeds $6.15 per share for any three consecutive trading days or if UT Group sells more than 352,700 shares in any five consecutive trading days. As of the date of this report, we believe that UT Group still holds all 2,181,818 shares issued to it in connection with our acquisition of United Tote.
NYRA bankruptcy
On November 2, 2006, the New York Racing Association, or NYRA, the nonprofit operator of Aqueduct Racetrack, Belmont Park, and Saratoga Race Course, filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. NYRA has stated that it plans to continue operating a full schedule of races at its three tracks while under bankruptcy court protection. As of November 2, 2006, we had outstanding accounts receivable from NYRA of approximately $0.4 million, and as of September 30, 2006, we had not recorded a reserve against these receivables. As of the date of this report, it is uncertain what portion, if any, of these accounts receivable we will be able to collect. Youbet and IRG are continuing to accept wagers on races held at Aqueduct Racetrack, and United Tote is continuing to provide services to NYRA. Saratoga Race Course’s and Belmont Park’s 2006 racing seasons ended in September and October, respectively.
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
The Unlawful Internet Gambling Enforcement Act of 2006.
After nearly a decade of consideration, Congress passed Internet gambling legislation. The Unlawful Internet Gambling Enforcement Act of 2006, or the Act, was signed into law on October 13, 2006. The Act includes certain racing protective provisions and protects racing’s interstate wagering activities by maintaining the status-quo with respect to such activities under the Interstate Horseracing Act of 1978.
The Act prohibits the acceptance of credit, electronic funds, checks, or the proceeds of other financial transactions by persons engaged in certain betting or wagering businesses. The Act excludes from the definition of unlawful Internet wagering “any activity that is allowed under the Interstate Horseracing Act of 1978, as amended.” The Act also includes a Sense of the Congress provision that states that the Act is not intended to change the relationship between the Interstate Horseracing Act and other federal statutes presently in effect, thus maintaining the status quo for racing’s universal and necessary business practices of simulcasting and account wagering and for licensed ADW companies such as Youbet and IRG.
Importantly, it is believed by many in the racing industry that the Act may effectively outlaw wagering with off-shore sports and bookmaking entities, including those that have been accepting bets on horse racing but providing no revenue to the industry.
Laws and regulations proposed by various state legislatures or federal or state authorities that are directly applicable to online and Internet gambling could have a material adverse effect on our business.
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
Item 3. Quantitative and qualitative disclosures about market risk
Our exposure to market risk and related changes in interest rates relates primarily to our investment portfolio. As of September 30, 2006, our portfolio of investments included $8.4 million in cash and cash equivalents and $5.1 million of restricted cash. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio since the average yield on our investments was approximately 5.18% at September 30, 2006. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Item 4. Controls and procedures
As of September 30, 2006, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are: effective to ensure that information required to be disclosed by Youbet in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Youbet in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
Except as disclosed in the following paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We also are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
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
None.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
Jae C. Yu, Corporate Controller and Principal Accounting Officer of Youbet.com, Inc. is departing Youbet effective as of November 9, 2006. Mr. Yu is leaving Youbet to pursue other interests, and his departure is not related to any dispute with Youbet, nor is it related to any accounting or financial reporting issue. Gary Sproule, Youbet’s Chief Financial Officer, will assume Mr. Yu’s duties until a new Corporate Controller is named.

Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to the Form 10-Q of Youbet.com. Inc. for the quarter ended September 30, 2003).
3.2	Amended and Restated Bylaws of Youbet.com (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed February 23, 2004).
4.1	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K of Youbet.com dated February 10, 2006 and filed February 13, 2006).
4.2	Amendment No. 1, dated as of May 3, 2006, to Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K of Youbet.com dated May 3, 2006 and filed May 4, 2006).
4.3	Waiver Letter, dated as of April 11, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 4.5 to the Registration Statement of Form S-3 of Youbet.com (File No. 333-133478) filed April 21, 2006).
10.1	Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Youbet.com dated July 27, 2006 and filed July 28, 2006).
10.2	Employment Agreement, dated as of July 20, 2004 by and between Youbet.com, Inc. and Scott A. Solomon, as amended as of July 20, 2004 and supplemented as of January 25, 2006.*
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
YOUBET.COM, INC.

November 9, 2006	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

November 9, 2006	By:	/s/ Gary W. Sproule
Gary W. Sproule
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.2	Employment Agreement, dated as of July 20, 2004 by and between Youbet.com, Inc. and Scott A. Solomon, as amended as of July 20, 2004 and supplemented as of January 25, 2006.*
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan