Form 10-K
period 2006-12-31
YOUBET COM INC
filed 2007-03-16
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4627253 (I.R.S. employer identification no.)

5901 De Soto Ave., Woodland Hills, California 91367 (Address of principal executive offices)	91367 (Zip Code)
Registrant’s telephone number, including area code (818) 668-2100
Securities registered under Section 12(b) of the Act:
Common Stock, par value $.001 per share
Securities registered under Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates (assuming that the registrant’s affiliates are its officers, directors and 10% or greater stockholders) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $150.4 million based on the closing sale price of $4.83 as reported on the NASDAQ Capital Market on June 30, 2006.
As of December 31, 2006, there were 42,118,446 shares of common stock, $.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
 i

Preliminary Notes
This annual report on Form 10-K is for the year ended December 31, 2006. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
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
Cautionary Statement
This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of the Securities Litigation Reform Act of 1995, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
 ii

PART I.
ITEM 1. BUSINESS
Business Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet is a leading licensed and legal online advance deposit wagering, or ADW, company focused on horse racing primarily in the U.S. Through our International Racing Group subsidiaries, IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. (collectively, IRG), we are the only off-shore pari-mutuel rebate providers to be licensed by a U.S. racing regulatory jurisdiction. Through our United Tote subsidiaries, UT Gaming, Inc., United Tote Company and United Tote Canada (collectively, United Tote), we are a leading provider of totalizators and related services.
Our operations are organized and managed by product type. We currently operate in two segments of the pari-mutuel horse racing industry: ADW and Totalizator Services. The ADW segment consists of the combined operations of Youbet and IRG focusing in on-line and telephone platform wagering. The Totalizator Services segment consists of the United Tote operations pertaining to the providing of totalizator equipment and services to tracks and other venues. For more information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 12 to our consolidated financial statements at the end of this report.
Based on information compiled by the International Federation of Horseracing Authorities, over 80% of pari-mutuel wagers, or handle, on thoroughbred racing in the U.S. were placed at locations away from the host track. We believe the shift towards off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, and our interactive voice recognition telephonic system, enable our customers to securely wager on horse races at over 150 race tracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and wagers are placed directly into the track betting pools.
We strive to appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to the off-track betting facilities, or OTBs. As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of their wager (handle), from the race tracks.
We were incorporated in Delaware on November 13, 1995. Our executive offices are located at 5901 De Soto Avenue, Woodland Hills, California 91367 and our telephone number is (818) 668-2100. Our website address is www.youbet.com.
Industry Overview
In 2006, global pari-mutuel horse racing handle was estimated at approximately $91 billion, of which over 80% was wagered off-track according to the International Federation of Horseracing Authorities. According to The Jockey Club, total U.S. handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $15 billion in 2006, of which 88% was wagered away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. Between 1994 and 2006, U.S. handle on thoroughbred racing increased at an approximate 3.6% compound annual growth rate. We believe that the ADW segment has outpaced overall pari-mutuel industry growth in recent years and that the largest volume of ADW wagers in the U.S. were processed through entities licensed as multi-jurisdictional wagering hubs in Oregon. According to the Oregon Racing Commission, handle processed through multi-jurisdictional wagering hubs based in Oregon and California increased 4.9% from approximately $0.9 billion during the nine months ended September 30, 2005, to approximately $1.3 billion during the similar period in 2006. We believe such growth was driven by technological innovations facilitating secure and convenient remote access to a wide range of horse racing events which has broadened the market for the distribution of live racing products.

In 2000, the United States Congress amended the Interstate Horseracing Act of 1978 to clarify the legality of wagering via telephone or other electronic media and the commingling of pari-mutuel wagering pools.
In the fourth quarter of 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (the Act), which includes certain racing protective provisions by maintaining the status-quo with respect to wagering activities covered under the Interstate Horseracing Act of 1978, as amended. The Act prohibits the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses. The Act specifically excludes from the definition of unlawful Internet gambling “any activity that is allowed under the Interstate Horseracing Act of 1978”.
Competitive Advantages
We are a leading ADW company focused on horse racing primarily in the U.S., and have processed over $1.8 billion in wagers from January 1, 2002 to December 31, 2006. We have been able to achieve this by leveraging the following competitive advantages:
Diverse content offering
We believe that we offer the most in-depth and diverse supply of real-time content in the ADW segment with over 150 race tracks in the U.S., the U.K., Canada, Japan, Australia, South Africa and Hong Kong. As a result, customers can view and wager on their choice of over 15 hours of live thoroughbred, harness and quarter-horse racing on weekdays and Sundays and nearly continuous 24-hour horse racing on Saturdays. Our content licensing agreements with Television Games Network, or TVG, a subsidiary of ODS Technologies, L.P. and ODS Properties, Inc., which are subsidiaries of Gemstar — TV Guide International, Magna Entertainment Corporation, which we refer to as Magna, and approximately 150 race tracks throughout the world permit us to broadcast the racing content from popular venues such as Churchill Downs, Hollywood Park, Del Mar Thoroughbred Club, Santa Anita Park and Gulfstream Park and for marquee events such as the Kentucky Derby, the Preakness, Belmont Stakes, and the Breeders’ Cup.
Extensive customer database and strong analytical capability
The handle processed through our wagering platforms increased 61.5% from $472 million in 2005 to $763 million in 2006. We have been able to achieve much of this growth through the use of our sophisticated data mining software, which generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences. With this information, we are able to personalize our product offerings through targeted special offers, contests and promotions tailored to specific customer segments. This information also helps us maximize revenue yield by allowing us to target promotions and incentives to wager on tracks that generate greater revenue yield to us.
Highly scalable infrastructure
Our highly scalable technological infrastructure and automated online and telephonic wagering platform provide us with significant operating leverage. We typically operate at less than 33% of system capacity. This built-in excess capacity enables us to easily process significantly greater wagering volume at a low incremental cost. Additionally, we continuously build automation into our core online and interactive voice recognition wagering platform in order to minimize our incremental staffing requirements. With this operating leverage, we are well-positioned to capitalize on handle growth to increase earnings.
Expanded opportunities with the acquisition of IRG, United Tote and Bruen Productions
Our acquisition of IRG in June 2005 diversified our customer base and increased our handle. With handle and gross revenues of $299 million and $22 million in 2006, IRG provides us with an established market position in the rapidly growing rebate provider sector, utilized by high-volume customers that expect rebates from their provider. The rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allows us to expand our customer base with live telephone operators. IRG was recently issued a one-year license to operate a multi-jurisdictional simulcasting and interactive wagering hub by the Oregon Racing Commission.

Our acquisition of United Tote in February 2006 provides for increased diversification of our customer base and product offering as well as furthers our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 94 racing facilities in North America and 11 facilities in Korea, Mexico, Spain and other foreign markets.
On October 9, 2006, Youbet acquired privately-held Bruen Productions International, Inc. (Bruen Productions), a full-service broadcast production company. Bruen Productions specializes in the creation of marketing and advertising campaigns which leverage their broadcast and internet audio/visual capabilities, pod cast production and consulting experience, and direct response marketing expertise including WEBmercial production. Youbet now has the ability to produce creative content that can benefit its core offerings and reduce operating costs in this area. Established in 1983, Bruen Productions serves clients in the U.S. and Canada.
Rigorous compliance and controls
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
Continue to develop high-quality wagering products
We intend to continue to develop industry-leading technology and to expand the diversity and breadth of our product offerings and services. We believe this will translate into a more enjoyable customer experience, and as a result, we believe our customers will place a greater portion of their wagering dollars through us. In September 2004, we launched our next generation automated interactive voice recognition system, Youbet Mobile, to capture a greater share of the ADW handle currently wagered telephonically. We launched our Youbet Mobile website in December 2005. In January 2007, we launched KingContest.com, a new Internet game site where contestants can enter skill-based contests for a fee and then compete to win a wide variety of prizes. KingContest.com is our first pay-to-play fantasy skill website and our first entry in the growing online game/contest market.
Focus on targeted marketing
We intend to increase our focus on attracting new customers and driving traffic to our wagering platforms by leveraging our proprietary internet portals (i.e. Youbet.net and Kingcontest.com) and our existing marketing relationships with CBS SportsLine.com and ESPN.com, in addition to developing relationships with other potential Internet portals. Through these agreements, we are able to promote the Youbet brand and cost-effectively direct traffic to our wagering platforms, while providing our marketing partners with access to handicapping information and our live racing content.
Seek acquisition opportunities
We intend to seek additional acquisition opportunities in the U.S. and abroad to leverage our highly scalable online and telephonic wagering platforms and to diversify our customer base, revenue streams and content. Domestically, opportunities may exist to grow handle and increase market share by targeting companies in the fragmented ADW and rebate provider sectors. We also plan to target companies which provide strategic infrastructure components in order to become more vertically integrated and to diversify our product offerings and customer base. Internationally, we believe opportunities exist to increase our market presence and to offer different forms of wagering while simultaneously providing our customers with a more diverse array of content to view and upon which to wager.

Expand international presence
Global pari-mutuel horse racing handle is estimated at approximately $91 billion, according to the International Federation of Horseracing Authorities. In 2006, we derived less than 4% of our handle from races outside of the U.S. and Canada. We hope to increase our penetration of the international market by entering into content and equipment sales and servicing (via our United Tote operations) agreements with leading international tracks. This will enable us to expand our customer base internationally, while simultaneously providing our domestic customers with a more diverse array of content to view and to wager upon. In addition, international jurisdictions permit a broader array of wagering activities than the U.S., including fixed-odds sports betting. With modifications, our robust operating platform can be adapted to facilitate such international opportunities.
Leverage our flexible wagering platform to provide online solutions for track operators and other gaming companies
Only a limited number of track operators currently operate a website that accepts ADW wagers. If track operators or other gaming companies decide to enter the online ADW segment, our experience and technological leadership make us highly qualified to assist in building and supporting such websites. In addition, with our technologically advanced, highly scalable and flexible online platform and our excess capacity, we are well-positioned to provide the technological infrastructure for the online initiatives of track operators or other gaming companies.
Revenue Sources
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our arrangements with TVG, Magna, and independent racetracks, we receive a commission from each racetrack calculated as a percentage of our customers’ wagers that are delivered to their respective pari-mutuel pools. In the aggregate, these commissions represent over 81% of our ADW revenues for 2006. We generate additional revenue primarily from processing fees, monthly subscription fees and the sale of handicapping information.
Revenue is additionally derived from contractual arrangements for the installation and maintenance services of totalizator systems at numerous horse racing facilities. This revenue is supplemented by sales of the supplies used by the terminals.
As of December 31, 2006, TVG exclusive tracks and racing associations consisted of Aqueduct, Belmont Park, Calder Race Course, Churchill Downs, Del Mar, Ellis Park, Emerald Downs, Fairplex Park, Hollywood Park, Hoosier Park, Keeneland, Los Alamitos, Oak Tree, Prairie Meadows, Ruidoso Downs, Saratoga, Turf Paradise, and Turfway Park, and TVG non-exclusive tracks covered by the license and content agreement for 2006 and 2007 consisted of Bay Meadows, Cal Expo, Mountaineer, and Oaklawn.
In December 2006, we negotiated the financial terms of a new content license agreement with Magna. Magna owns and operates several horse racing and pari-mutuel wagering facilities throughout North America, including Santa Anita Park and Golden Gate Fields in California, Gulfstream Park in Miami, Florida, and Laurel Park and Pimlico Racecourse in Maryland.
Marketing
Using various media channels such as Youbet ExpressSM, the Internet, print advertising, radio, and brand placement, we focus our integrated marketing efforts on both casual and serious horse racing enthusiasts. An integrated marketing approach allows us to cycle a series of targeted messages centered on product features and benefits, online tournaments and contests, and event-specific promotions.
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
In May 2005, we announced that we are combining forces with legendary trainer D. Wayne Lukas to launch a new website devoted to the career of the legendary trainer. The new website, www.dwlukas.com, features weekly commentary on the racing scene, chronologies on the storied trainer’s career, updated photos and a section called “Derby Trail” that gives insight to Lukas’ views on his Triple Crown entrants. Content will be expanded over time to include other major event news and views.

Business Development
Acquisition of United Tote
On February 10, 2006, we completed our acquisition of United Tote for $31.9 million plus the assumption of approximately $14.7 million of United Tote debt (primarily related to the financing of equipment that is placed with United Tote’s track customers). We financed the acquisition by delivering to UT Group, LLC, United Tote’s former owner, the following consideration:
•	Approximately $9.7 million in cash;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of Youbet common stock, valued at $5.50 per share.
For more information regarding these promissory notes and our refinancing of United Tote’s debt, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments.”
Acquisition of Bruen Productions
On October 9, 2006, Youbet acquired privately-held Bruen Productions. We financed the acquisition with the issuance of $162,000 in common stock held in treasury, payable in four installments over the next three years and the assumption of approximately $173,000 of debt. Youbet delivered 13,953 shares of common stock in October 2006 as the first installment.
Competition
Web-based interactive gaming and wagering is a new and rapidly changing marketplace. We anticipate competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that we are well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.
The Television Games Network TM, operated by TVG, is a direct competitor in the domestic interactive pari-mutuel gaming market and currently accepts wagers from customers living in twelve states. The Television Games Network is a 24-hour national horse racing channel broadcast over cable and satellite. Customers receive a dedicated television set-top box linked to the Television Games Network’s pari-mutuel wagering system. The Television Games Network’s web-based wagering product was launched in 2000. The Television Games Network has formed exclusive relationships with a number of major U.S. horse tracks to broadcast their events.
In 2002, Magna introduced XpressBetTM, an online wagering platform which allows customers to place wagers online throughout North America.
On March 5, 2007, Magna and Churchill Downs announced that they had formed a joint venture through which each company’s respective horse racing content will be made available to third parties and each company’s respective ADW platform, including XpressBet™ and www.twinspires.com, an ADW platform owned by Churchill Downs that is currently under construction. Additionally, Churchill Downs also purchased a 50 percent stake in Horse Racing TV, which is owned by Magna. While we expect to continue to have access to content provided by Magna and Churchill Downs and believe that the joint venture’s stated emphasis on broader distribution of racing content bodes well for our non-exclusive business model, it is too early to predict how this joint venture will impact our ADW segment or our business overall.
We also consider several other companies offering interactive wagering to residents of the U.S. to be viable competitors. One such company, Winticket.com owned by AmericaTAB, has formed non-exclusive relationships with many of the same tracks we offer. Other competitors include The Racing Channel, doing business as Oneclickbetting.com.

In our totalizator equipment sales and servicing business, we compete primarily on the basis of the design, performance, reliability and pricing of our products as well as contract services provided. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology. Our two principal competitors in this business segment are AmTote International, Inc. (owned by Magna) and Scientific Games Corporation. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies.
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
Government Regulation and Legislation
Current licensing
In November 2006, the State of California Horse Racing Board renewed both of our in-state and out-of-state ADW licenses through the end of 2007. Terms for these one-year licenses began on January 1, 2007.
In June 2006, the Oregon Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing pari-mutuel wagers. Also in June 2006, the Idaho State Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing and pari-mutuel wagers.
In July 2006, the Washington Horse Racing Commission approved Youbet’s application for a one-year ADW license to accept and place online and telephone horse racing and pari-mutuel wagers.
In June 2006, the Oregon Racing Commission renewed IRG’s license for a multi-jurisdictional simulcast and interactive wagering totalizator hub to accept and place telephone horse racing pari-mutuel wagers. This license is subject to renewal on an annual basis.
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
For a description of pertinent federal legislation, see “Industry Overview.”
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
A number of states have enacted, considered or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business.
Any expansion into international markets may subject us to additional regulation in those countries into which we expand. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.

We have two reportable segments for accounting purposes. Our ADW segment consists of our core Youbet operations, as well as IRG and Bruen Productions. United Tote operations constitute a separate segment. For information regarding results for each segment, see Item 8 “Financial Statements and Supplementary Data—Note 15.”
Seasonality and Backlog
Our business segments are subject to seasonal fluctuations in demand associated with racing schedules. The first and fourth quarters of the calendar year traditionally comprise the weakest seasons for our pari-mutual wagering business. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and the corresponding service revenues. However, due to the services we provide, we do not experience a material backlog in sales orders or the fulfillment of client services.
Employees
As of December 31, 2006, we had 447 full-time employees. We have never had a work stoppage. Nineteen of our United Tote employees as of December 31, 2006, were represented by a labor union. We consider our relations with our employees and the union that represents some of them to be good. We believe our future success will largely depend upon our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial professionals and the continued service of our present senior management and key technical employees.
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
ITEM 1A. RISK FACTORS
The risks and uncertainties described below may not be the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial results. If any of the following risks occur, our business, prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.
Risks Related to Our Business
If it is determined that our business practices violate state gaming laws or regulations, we could be subject to claims for damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers from these states in the future.
We currently have licenses in the states of California, Idaho, Oregon and Washington to operate an ADW multi-jurisdictional wagering hub and/or to accept wagers from residents of such states. We also accept pari-mutuel wagers from subscribers in other states where, we believe, accepting such wagers is permitted pursuant to the Interstate Horseracing Act of 1978, as amended, state laws, and certain other laws and legal principles, including those contained in the U.S. Constitution. However, state attorneys general and gaming regulators may interpret state gaming laws, the federal statutes and constitutional principles and doctrines in a narrower manner than we do. If a federal or state court were to adopt such a narrow interpretation of these laws, we may face criminal or civil damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers in one or more states in the future, which may adversely affect our business and results of operations.
In addition, if any proceedings were brought by governmental or private litigants who disagree with our interpretation of the applicable laws, the adverse publicity, cost of such litigation and diversion of management’s focus and time away from our business operations may have a materially adverse effect on our financial condition and results of operations. From time to time, we have received correspondence from various state governmental agencies inquiring into the legality of our business activities and, in certain circumstances, alleging our non-compliance with state gaming laws. To date, we have responded in a timely manner to all of these inquiries outlining our legal position, which we believe permits our business operations in such states. We cannot assure you that any of these state governmental agencies agree with our legal position or that proceedings intended to prohibit or restrict our business will not be brought against us by one or more of these state governmental agencies in the future.

Furthermore, a number of states have considered, enacted or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to Youbet and IRG.
Laws and regulations proposed by Congress and various state legislatures or federal or state authorities that are directly applicable to online and Internet gambling could have a material adverse effect on our business.
After nearly a decade of consideration, Congress recently passed Internet gambling legislation. The Unlawful Internet Gambling Enforcement Act of 2006, or the Act, was signed into law on October 13, 2006. This Act includes certain racing protective provisions by maintaining the status quo with respect to wagering activities under the Interstate Horseracing Act of 1978, as amended. Certain versions of this legislation and other bills introduced in prior years have not included exemptions applicable to our business, and we cannot be certain legislation will not be introduced in the future that could threaten to materially and adversely affect our business.
A number of states have enacted, considered or are considering interactive and Internet gaming legislation and regulations which may or may not be worded so as to permit our business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on our business. International expansion of our business may be subject to regulation in those countries in which it is made available. We believe that we can operate or license technology in numerous jurisdictions that allow telephone and account wagering. However, we may not be able to obtain the approvals necessary to market our services in such jurisdictions.
If credit card companies, as a policy, refuse to process wagering account transactions as a result of perceived legal uncertainty surrounding online live event wagering, our business and results of operations could be adversely affected.
Credit card companies may in the future become hesitant to process deposits, fees and online transactions by our customers. This would limit the methods of payment available to our subscribers, reducing the convenience of our services, and may make competitive services more attractive. This may adversely affect our business.
If the federal government or state governments impose taxes on wagers, our business could be adversely affected.
If one or more governmental authorities successfully asserts that we should collect taxes on wagers, it could adversely affect our business. We do not currently collect taxes on wagers. We pay all applicable taxes to the State of Oregon where IRG and Youbet both have Oregon licenses and are currently regulated. However, one or more local, state or foreign jurisdictions may seek to tax online and Internet wagering when a subscriber is physically within their jurisdiction at the time the wager is placed. Such taxes, if imposed, would have a material adverse effect on our business.
If our license and content agreement with TVG is terminated or is not renewed, and if we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
TVG has formed purported exclusive relationships with a number of major U.S. horse tracks. In May 2001, we entered into a license and content agreement with TVG. Pursuant to this agreement, we have a non-exclusive license to access the simulcast audio, video and data content, as well as the wagering pools, of certain racing content at these racetracks. If our agreement with TVG is terminated or is not renewed, or if such relationships between TVG and such racetracks are terminated or not renewed, and if, following any such termination or non-renewal, we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
We face strong competition from the Television Games Network and others.
We believe that our principal domestic competitor in the interactive, pari-mutuel gaming market is TVG, which operates an ADW website and the Television Games Network. The Television Games Network is a 24-hour national racing channel for distribution over cable and DIRECTV®, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. Further expansion of the Television Games Network’s product and expansion of its purported exclusive relationships may make it difficult for us to grow our subscriber base and to obtain quality racing content. Additionally, if exclusive relationships account for a significant number of horse tracks, TVG may be able to secure relationships with additional horse tracks on more favorable terms than us.

We compete with several other companies, including America Tab, doing business as Win Ticket, XpressbetTM, a division of Magna Entertainment Corp., and the Racing Channel, doing business as Oneclickbetting.com. Worldwide, numerous other Internet and interactive ventures exist. We expect to compete with these entities, as well as new companies which may enter the interactive, pari-mutuel gaming market. It is possible that our current and potential competitors may have greater resources than us.
If, in response to allegations brought before the WTO, the U.S. government amends existing laws to exempt foreign providers of online gambling, or restricts domestic service providers, our business could be adversely affected.
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
Our inability to retain our relationships with our content providers would have a material adverse effect on our business.
We depend upon a limited number of suppliers for the majority of our content, and the cancellation of our relationship with any one of those suppliers would have a material adverse effect on our business. In addition, our right to simulcast and accept wagers on races at a number of the most recognized tracks and races, including The Preakness, one of horse racing’s triple crown races, and the Belmont Shores depends on our license agreement with Magna. Currently, we do not have a contract in place for the Kentucky Derby. The cancellation or non-renewal of our license agreements with these content providers or the cancellation or non-renewal of our agreements with a number of our other content providers would have a material adverse effect on our business.
Our inability to retain our core customer base or our failure to attract new customers would have a material adverse effect on our business.
Our data mining software generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences, which allows us to personalize our product offerings through targeted special offers tailored to specific customer segments. We believe that these techniques help us to retain our best customers. In addition, our marketing relationships with the Daily Racing Form and others help us attract new customers. If we are unable to retain our core customer base through robust content offerings and other popular features, if we lose customers to our competitors, or if we fail to attract new customers, our businesses would fail to grow or would be adversely affected.

The integration of acquired businesses may result in substantial costs, delays and other problems.
Our future performance will depend on our ability to integrate the businesses that we acquire. To integrate newly acquired businesses, we must integrate certain operations and extend our financial and management controls (such as compliance with Section 404 of the Sarbanes-Oxley Act of 2002) and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions. We may not be able to integrate successfully these and other acquired businesses or realize projected cost savings and synergies in connection with those acquisitions on the timetable contemplated, if at all.
Furthermore, the costs of integrating acquired businesses could impact significantly our short-term operating results. These costs could include the following:
•	restructuring charges associated with the acquisitions; and

•	non-recurring acquisition costs, including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, and various other acquisition-related costs.
The integration of newly acquired businesses will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of our attention from our ongoing business concerns.
Although we perform diligence on the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. We may not be able to ascertain the value or understand the potential liabilities of the acquired businesses and their operations until we assume operating control of the assets and operations of these businesses. Once we acquire a business, we are faced with risks, including the following:
•	the possibility that we have acquired substantial undisclosed liabilities;

•	further regulatory approvals;

•	the risks of entering markets in which we have limited or no prior experience;

•	the potential loss of key employees or customers; and

•	the possibility that we may be unable to recruit additional managers with the necessary skills to supplement the management of the acquired businesses.
If we are unsuccessful in overcoming these risks, our business, financial condition or results of operations could be adversely affected.
System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, break-ins or other unforeseen events could harm our business.
Our business depends upon our communications hardware and our computer hardware, substantially all of which are located primarily at a leased facility in Woodland Hills, California. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures, or damage, however, we do not have duplicate geographic locations for our site of operations. Thus, our systems remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, hardware or software error, computer viruses, computer denial-of-service attacks, and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.

We may not be able to respond to rapid technological changes in a timely manner or without service interruptions, which may cause customer dissatisfaction.
The gaming sector is characterized by the rapid development of new technologies and continuous introduction of new products. Our main technological advantage versus potential competitors is our software lead-time in the market and our experience in operating an Internet-based wagering network. However, we may not be able to maintain our competitive technological position against current and potential competitors, especially those with greater financial resources. Our success depends upon new product development and technological advancements, including the development of new wagering platforms. While we expend a significant amount of resources on research and development and product enhancement, we may not be able to continue to improve and market our existing products or technologies or develop and market new products in a timely manner. Further technological developments may cause our products or technologies to become obsolete or noncompetitive.
If we were to lose the services of Charles Champion, Gary Sproule or other key personnel, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our senior management team. Messrs. Champion and Sproule are critical to our overall management, as well as the development of our technology, our culture and our strategic direction. While Messrs. Champion and Sproule are parties to employment agreements, neither of these agreements prohibits the executive from terminating such an agreement. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing, finance/accounting and customer service personnel. Competition for such personnel is intense, and we may not be able to retain and attract such employees.
Our operating results fluctuate seasonally and may be adversely impacted by a reduction in live racing dates as a result of regulatory factors.
We experience significant fluctuations in quarterly operating results as a result of the seasonality associated with the racing schedules. Generally, revenue is greater in the second and third quarters of the calendar year. Youbet and IRG carry a limited number of live racing dates and the number of live racing dates varies somewhat from year to year. The allocation of live racing dates in most of the jurisdictions is subject to regulatory approval from year to year and, in any given year, there may not be the same or more racing dates than in prior years. A significant decrease in the number of live racing dates would reduce our revenue and cause our businesses to suffer.
If the horse racing tracks that we carry experience unfavorable weather, it may cause races to be cancelled which would reduce our revenue and cause our business to suffer.
Because horse racing is conducted outdoors, unfavorable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled. For example, in the fourth quarter of 2005, due largely to inclement weather, we carried 300 fewer races at predominantly premier tracks, than in the fourth quarter of 2004. Because a substantial portion of our operating expenses is fixed, a reduction in the number of races held or in the number of horses racing due to unfavorable weather would reduce our revenue and cause our businesses to suffer.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices, which could materially reduce the amount wagered on horse racing and increase our costs, and therefore, adversely affect our revenue and operating results.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices. For example, on October 26, 2002, in connection with the Breeders’ Cup World Thoroughbred Championships held at Arlington Park in Chicago, Illinois, only one person placed winning bets on the Pick 6, a bet to pick the winning horse in six consecutive races. The bettor purchased all six winning tickets, valued at more than $2.5 million, through an off-track betting telephone system. Payment of the winnings was withheld when an examination of the winning bets revealed an unusual betting pattern. Scientific Games Corporation, the parent company of Autotote Systems, Inc., later announced that it had fired an employee who had allegedly accessed the totalizator system operated by Autotote Systems, altered the winning Pick 6 tickets, and erased the record of his access. The Federal Bureau of Investigation conducted an investigation, and three individuals pled guilty in federal court to conspiring to commit fraud and money laundering. Industry controversy, like the Pick 6 matter, could result in a perceived lack of integrity or security, a decline in bettor confidence, and likely lead to a decline in the amount wagered on horse racing. Any such controversy could lead to changes in legislation, regulation or industry practices, which could result in a material reduction in the amount wagered on horse racing and in the revenue and earnings of companies in the horse racing industry, including us.

The inability of our systems and controls to handle online security risks would have a material adverse effect on our business.
We use packet filters, firewalls and proxy servers which are all designed to control and filter the data allowed to enter our data centers. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may make it easier for someone to compromise or breach the technology we use to protect our subscribers’ transaction data. If such a breach of security were to occur, it could cause interruptions in service and loss of data or cessation in service to our subscribers. This may also allow someone to introduce a “virus” or other harmful component to Youbet causing an interruption or malfunction.
To the extent our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies might not be sufficient to reimburse us for losses caused by such security breaches.
Our inability to collect revenue due to the NYRA bankruptcy could reduce our revenue and cause our businesses to suffer.
The New York Racing Association, or NYRA, is the nonprofit operator of Aqueduct Racetrack, Belmont Park, and Saratoga Race Course. On November 2, 2006, NYRA filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. At December 31, 2006, we had outstanding accounts receivable from NYRA of approximately $0.8 million, and we have not recorded a reserve against these receivables. Any inability to collect the outstanding accounts receivable pursuant to agreements with NYRA because of NYRA’s bankruptcy filing would reduce our revenue and cause our businesses to suffer.
Additional Risks Related to United Tote
United Tote’s totalizator business depends on its relationships with its track and other partners for a substantial portion of its revenue. The loss of all or a portion of these relationships could result in the failure to realize the expected level of revenue from our acquisition of United Tote.
United Tote has contracts to provide totalizator services to more than 100 tracks and other sporting venues that accept wagers, such as Jai Lai. As a result, the success of our acquisition of United Tote depends, in part, on our ability to maintain successful relationships with United Tote’s contract partners. Should these contract partners discontinue purchasing totalizator services from United Tote, we will fail to realize our expected increase in revenue from our acquisition of United Tote.
United Tote’s totalizator business depends on the total amount of wagers placed with its track partners.
Many of United Tote’s contracts provide that it will receive a percentage of the pari-mutuel wagering pools for which it provides totalizator services. As the amount of pari-mutuel pools increases, United Tote’s revenue increases. Accordingly, a decrease in wagers placed at one or more of United Tote’s contract partners could cause a decline in United Tote’s wagers (or revenue) and, in turn, our consolidated revenue as the owner of United Tote. Further, any material reduction by any one of United Tote’s contract partners in its level of commitment of resources, funding, personnel, and interest in continued development of horse racing or other wagering-based businesses could cause a decline in wagering and United Tote’s and our consolidated revenue.
United Tote’s totalizator business depends upon leading with and responding to technological changes.
United Tote’s success depends upon new product development and technological advancements, including the development of more advanced wagering terminals. While United Tote devotes resources to research and development and product enhancement, it may not be able to continue to improve and market existing products or technologies or successfully develop and market new products in a timely manner. Further technological developments by competitors may cause United Tote products or technologies to become obsolete or noncompetitive.

Risks Related to Ownership of Our Common Stock
The share price of our common stock may be volatile and could decline substantially.
The trading price of our common stock has been volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. These factors include the following:
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
Many factors, including those described in this report, can affect our business, financial condition and results of operations, which makes the prediction of our financial results difficult. These factors include:
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
We have the ability to issue additional equity securities, which would lead to further dilution of our issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, up to 1,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we may issue up to 57,881,554 shares of common stock that are authorized but not issued, and as of December 31, 2006, 3,640,120 of our authorized but unissued shares of common stock in the aggregate were issuable upon the exercise of vested options.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2006, Youbet owned no real property. Youbet currently leases its facilities for administrative, service and/or sales activities. The terms of the leases for leased facilities expire at various dates from June 2007 to December 2016. The following table sets forth the location, business segment, approximate square footage and purpose of the company’s properties as of December 31, 2006:

Location	Business Segment	Square Footage	Use
Woodland Hills, Ca	ADW	30,000	Administrative
Willemstadt, Curacao	ADW	3,500	Sales
Loveland, Colorado	ADW	3,600	Sales/Service
Louisville, Kentucky	Totalizator	26,900	Service
San Diego, California	Totalizator	12,103	Sales/Service
Portland, Oregon	Totalizator	1,750	Service
Youbet believes that its facilities are adequate for its current and anticipated future levels of operations.
ITEM 3. LEGAL PROCEEDINGS
TVG Arbitration
In 2005, TVG exercised its rights under our license and content agreement to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking certain monetary and declaratory relief. On November 16, 2006, the arbitrator issued his Award. Pursuant to the Award, Youbet paid TVG net damages of $997,438, after adjusting for Youbet’s receipt of damages from TVG on its counter-claims in the amount of $89,834. In addition, Youbet paid $144,000 of pre-award interest and $102,983 to reimburse TVG for the fees and expenses of its auditor, and TVG paid us $2,798 of pre-award interest. As previously disclosed, Youbet did not reserve for the outcome of this arbitration.
The arbitrator ruled that:
•
a “TVG Exclusive Track” is a track that appears on Schedule 1.15 of the license and content agreement as to which (i) TVG has obtained exclusive rights and has provided written notice to Youbet, and (ii) TVG has not lost, or otherwise ceased to possess, such exclusive rights;

•	only those states in which one or more TVG Exclusive Tracks are located from time to time are deemed to be “TVG Exclusive States” under Section 4.2 of the license and content agreement;

•
if and to the extent a host fee set by a track in order to obtain the requisite consent of the horsemen is greater than the 3% amount set forth in Schedule 1.3 of the license and content agreement, the increased host fee will be deemed to be the “Host Track Fee” under the license and content agreement;

•
the 8.5% cap under Section 1.3 of the license and content agreement includes the actual “Host Track Fee” and both the TVG license and transaction fees; previously, Youbet included only host fees and license fees as part of the payments subject to the 8.5% cap;

•
Youbet is not required to lose money on wagers that are subject to California’s ADW statute, and Youbet is not required to stop accepting California-based wagers to avoid losing money on such wagers; accordingly, after taking into account any transaction fees, state taxes and NTRA fees that may be payable in connection with such wagers, Youbet may reduce the license fees payable to TVG to avoid losing money on such wagers;

•
transaction fees payable by Youbet are not subject to a $20 per month per customer cap, and the $2,500 transaction input fee waiver applies only in the month during which the customer wagers in excess of $2,500, which is not consistent with how Youbet implemented the license and content agreement prior to the ruling by the Arbitrator.

A copy of our license and content agreement with TVG was filed with our Form 10-Q for the quarter ended June 30, 2001.
The arbitrator also denied TVG’s claims that related to Youbet’s mobile wireless activities, Youbet’s second racing hub facility in San Mateo, California, and the operations of IRG.

Note and Warrant Litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein, and Mr. Goldstein’s parents, as the purported successor-in-interest to The JG Trust and The DG Trust, filed a lawsuit against various parties, including Youbet, in the U.S. Bankruptcy Court for the Southern District of Florida, and this lawsuit is now pending in the U.S. District Court for the Southern District of Florida. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of our stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, Youbet paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against Youbet, including: (i) Youbet’s payment to the Trustee of $200,000, plus 12% interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of Youbet’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant-whether or not assigned-do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because Youbet had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when Youbet, in good faith, paid the note and issued shares pursuant to the warrant. On May 10, 2006, the Trustee’s Fourth Amended Complaint was filed. On June 30, 2006, Youbet filed a Motion to Dismiss the Fourth Amended Complaint. On November 14, 2006, the Court entered an order denying the Motion to Dismiss. The lawsuit has been set for trial in December 2007, and discovery is proceeding. The outcome of the litigation cannot be predicted at this time. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to this proceeding because we believe that, although an unfavorable outcome in this proceeding may be possible, it is not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. Consistent with our accounting policy, we will record legal defense costs as period costs when incurred. As such, we have not accrued for estimated future defense costs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock currently trades on the Nasdaq Capital Market under the symbol “UBET”. The following table sets forth, for the periods indicated, the high and low closing price per share for our common stock.

	High	Low
Year Ended December 31, 2005:
First Quarter	$5.90	$4.19
Second Quarter	6.58	4.38
Third Quarter	6.42	5.27
Fourth Quarter	6.30	4.49
Year Ended December 31, 2006:
First Quarter	$5.56	$3.71
Second Quarter	5.39	4.04
Third Quarter	4.87	3.49
Fourth Quarter	4.53	3.19
On December 31, 2006, the closing sale price per share of our common stock as reported on the Nasdaq Capital Market was $3.69 per share. As of December 31, 2006, we had 303 stockholders of record.

Potential Purchases of Equity Securities by Youbet
On March 12, 2007, our Board of Directors authorized a $10 million repurchase of up to 2 million shares of our common stock, subject to negotiating an appropriate amendment to our credit agreement. Share repurchases will be administered by a special committee of directors, and all purchases must be made on or before March 31, 2009. We plan to use cash flow provided by operating activities to fund the share repurchases from time to time.
Comparison of Cumulative Total Returns
The chart below compares the performance of Youbet’s common stock with the performance of the Nasdaq Composite and a peer group index by measuring the changes in common stock prices from December 31, 2001 through December 31, 2006. Pursuant to the SEC’s rules, we created a peer group index with which to compare our own stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that have lines of business similar to our own. All of the companies included in the peer group index are also engaged in other businesses in which Youbet does not participate. The common stocks of the following companies have been included in the Peer Group Index: Churchill Downs, Inc., Magna Entertainment Corp. and Gemstar-TV Guide International, Inc. The chart assumes $100 was invested on December 31, 2001 in Youbet’s common stock and in each of the foregoing indices. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Youbet.com, Inc., The NASDAQ Composite Index
And A Peer Group

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
12/01
3/02
6/02
9/02
12/02
3/03
6/03
9/03
12/03
3/04
6/04
9/04
12/04
3/05
6/05
9/05
12/05
3/06
6/06
9/06
12/06
Youbet.com, Inc.
NASDAQ Composite
Peer Group

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Dividends
We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Our ability to declare or pay dividends in the future may be dependent upon our financial condition, results of operations, capital requirements, terms of any debt instruments or preferred stock then outstanding and such other factors as our Board of Directors may deem relevant at the time.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
	2006 (1)	2005(2)	2004	2003	2002
	(in thousands, except per share data)
Statement of Income Data
Revenues	$136,683	$88,837	$65,249	$54,147	$26,019

Cost of Operations:
Operating costs (3)	137,980	85,000	63,868	58,150	35,010

Income (loss) before income tax benefit	(1,297)	3,837	1,381	(4,003)	(8,991)
Income tax (benefit)	734	(1,854)	(3,250)	—	—

Net income (loss)	$(2,031)	$5,691	$4,631	$(4,003)	$(8,991)

Earnings per share:
Basic	$(0.06)	$0.18	$0.16	$(0.15)	$(0.41)
Diluted	(0.06)	0.16	0.14	(0.15)	(0.41)
Selected Balance Sheet Data
Cash, cash equivalents and restricted cash	$26,186	$22,253	$16,973	$11,792	$7,616
Working capital	5,020	12,015	8,876	2,372	(2,268)
Total assets	105,605	40,829	25,442	18,852	18,473
Current portion of long-term debt	8,311	620	391	—	652
Long-term debt, net of current portion	12,054	178	158	—	—
Stockholders’ equity	52,774	22,884	14,098	7,730	8,043
(1)	In February 2006, we acquired United Tote, and in October 2006, we acquired Bruen Productions. See Note 14 to our consolidated financial statements contained elsewhere in this report.

(2)	In June 2005, we acquired IRG. See Note 14 to our consolidated financial statements contained elsewhere in this report.

(3)	See Item 3 “Legal Proceedings-TVG Arbitration” for additional information. Arbitration award and associated legal fees totaled $2.7 million in 2006.

Selected Unaudited Quarterly Results of Operations
In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2006. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal Quarters Ended,
	2006				2005
	Mar. 31(1)	Jun. 30	Sep. 30	Dec. 31(2)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$27,756	$39,590	$37,050	$32,287	$18,515	$23,482	$26,079	$20,760

Operating expenses:
Track fees	11,578	14,783	14,171	11,865	8,625	9,620	11,176	8,617
Licensing fees, TVG	3,104	6,176	6,043	6,644	3,012	5,745	5,973	4,811
Contract costs	1,934	3,858	4,150	3,678
Equipment costs	90	444	58	84
Network operations	1,283	1,517	1,335	1,213	995	1,091	1,508	1,316
Research and development	766	908	813	723	320	414	398	446
Sales and marketing	2,071	2,482	2,399	2,511	1,276	1,800	1,643	1,641
General and administrative	4,417	5,574	6,192	7,607	3,182	3,325	3,230	3,997
Depreciation and amortization	1,140	1,730	2,204	1,749	232	318	507	534

	26,383	37,472	37,365	36,074	17,642	22,313	24,435	21,362

Income (loss) from operations	1,373	2,118	(315)	(3788)	873	1,169	1,644	(601)
Interest income (expense), net	(31)	(404)	(413)	(561)	71	114	146	169
Other income (expense)	102	493	161	(32)	87	54	57	54

Pre-tax income (loss)	1,444	2,207	(567)	(4,381)	1,031	1,337	1,847	(378)

Income tax (benefit)	95	12	(127)	754	—	—	—	(1,854)

Net income (loss)	$1,349	$2,195	$(440)	$(5,135)	$1,031	$1,337	$1,847	$1,476

Net income per common share, diluted	$0.04	$0.06	$(0.01)	$(0.14)	$0.03	$0.04	$0.05	$0.04

(1)	United Tote was acquired in February 2006.

(2)	Bruen Productions was acquired in October 2006. The TVG arbitration award, included in licensing fees, was handed down in November 2006 and accrued for at year-end.
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

In 2006, our focus on long-term value creation and profitable growth contributed to the following financial achievements:
•
Highest annual revenues in company history, with revenue growth of $47.8 million, or 53.9%, over 2005 (including $23.9 million of revenues from United Tote, which was acquired in 2006 and, therefore, not a consolidated subsidiary in 2005); and

•	Generation of approximately $9.2 million in cash flows provided by operating activities.
In addition to these financial achievements, we accomplished the following strategic objectives in 2006 to enhance long-term value to stockholders:
•
Acquired United Tote, a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services, further broadening our product offering through vertical integration of services, capabilities and distribution channels.

•
Expanded our access to handle processing through United Tote, which processes more than $7.0 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote, which processes more than one billion transactions annually, supplies pari-mutuel tote services to approximately 94 racing facilities in North America and 11 international facilities in markets including Korea, Mexico and Spain.

•
Acquired Bruen Productions a Colorado-based full-service broadcast production company. We now have the ability to produce creative content that can benefit our core offerings, and this acquisition added highly regarded creative talent and skill sets that will support future opportunities. By utilizing Bruen Productions available capacity, instead of using outside resources, we will realize future cost savings in producing original educational and entertainment-focused video content for our Youbet.com and Youbet.net offerings for both novice and experienced handicappers.

•	Launched a new online fantasy sports and games initiative that will leverage the game development capabilities at United Tote with our Internet platform and growing customer database.

•	Continued to pursue expansion opportunities in various international markets to diversify our revenue sources and customer base.
Results of Operations for the Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005
Revenues
Total revenues increased $47.8 million or 54% for 2006, compared to 2005. This increase is primarily attributable to several factors: the acquisition of United Tote in February 2006 and Bruen Productions in October 2006, which contributed $22.8 million and $0.3 million in revenue, respectively; the first full year of IRG’s operations (acquired in June 2005 and discussed in the next two paragraphs), which contributed $15.3 million in revenue; and $9.4 million from continued growth in our Youbet core operations for reasons also discussed in the next two paragraphs.
Handle for the year ended December 31, 2006 was $763.0 million, an increase of 61.5% from the prior year. This increase was due to $222.0 million of additional IRG handle included in the total for the year ended December 31, 2006, coupled with a $68.5 million increase in Youbet’s handle. In addition to IRG operations being included for a full year for the first time, we believe these increases in handle were driven primarily by an increase in our marketing activity, including player award programs offered in 2006.
In addition, blended yield, commission revenue less track and licensing fees, as a percentage of handle was 4.7% during 2006, compared to 5.9% during 2005, reflecting the impact of the lower yielding IRG handle. We generated a 6.1% yield on Youbet handle and a 2.4% yield on IRG handle. The 4.7% yield is a decline from the 2005 yield of 5.9% due to a change in year-over-year track mix, coupled with IRG handle representing a larger share of our total overall handle. We believe that yield is a useful measure to evaluate operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.

Revenue generated by our United Tote operations in 2006 included contract revenue associated with the service of totalizator systems of $21.6 million and equipment sales of $1.3 million.
Operating Expenses
Track Fees: Track fees increased 37%, or $14.2 million, in 2006, compared to 2005. The increase was primarily due to $10.8 million of track fees associated with IRG’s first full year of operations, which we acquired in June 2005. The remaining increase was primarily related to Youbet’s increase in handle and revenues discussed above. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board and the Oregon Racing Commission.
Licensing, TVG: For 2006, these fees increased 12.4%, or $2.5 million, compared to 2005, primarily due to the payment of a net contract arbitration award of $1.1 million to TVG and to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable under our license and content agreement with TVG.
Contract Costs: Contract costs for 2006 are from United Tote’s operations and represent those costs associated with earning totalizator servicing contract revenue at tracks. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
Equipment Costs: Equipment costs for 2006 are also from United Tote’s operations and represent those cost associated with earning equipment sales revenue. Youbet did not have these sales or costs prior to the United Tote acquisition.
Network Operations: Network operations expenses increased 8.9%, or $0.4 million, for 2006, compared to 2005, consisting primarily of network operations expenses related to handle associated with the operations of IRG, which was acquired in June 2005.
Research and Development: Research and development expense increased 103%, or $1.6 million, for 2006, compared to 2005, primarily consisting of $1.6 million of such expense for United Tote that we did not have last year. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
Sales and Marketing: Sales and marketing expense increased 49%, or $3.1 million, for 2006, compared to 2005 due, in part, to $0.8 million of additional IRG player services expenses and $0.8 million of United Tote expenses that we did not have last year. The remaining increase was primarily due to increased international and domestic business development efforts and increased marketing programs, including expenses associated with our arrangements with CBS SportsLine.com and ESPN.com.
General and Administrative: General and administrative expense increased 73%, or $10.1 million, for 2006, compared to 2005. The increase includes $0.6 million and $2.3 million associated with the operations of IRG (acquired in June 2005) and United Tote (acquired in February 2006), respectively. Additional one-time charges relating to legal fees of $1.6 million associated with the TVG arbitration, refinancing costs of $0.2 million, tax penalties of $0.4 million and business taxes of $0.7 million were incurred in 2006. The balance of the increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, and consulting expenses. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will decline. For 2006, 2005 and 2004, general and administrative expense as a percent of net revenues was 17.4%, 15.5% and 19.6%, respectively. Excluding the one-time charges described above, our general administrative expense as a percent of revenue would have declined for 2006 as compared to 2005 to 15.4%.
Depreciation and Amortization: Depreciation and amortization increased $5.2 million for 2006, compared to 2005. The increase includes $4.3 million of depreciation and amortization related to United Tote that we did not have last year. This was coupled with $0.5 million of amortization related to intangible assets acquired in the IRG acquisition.
Interest Expense: Interest expense increased to $1.9 million during 2006, compared to 2005, primarily consisting of $1.3 million related to our credit facility and $0.5 million of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote.
Other Income: During 2006, a competitor paid United Tote $0.4 million as a fee to terminate early their totalizator services agreement with United Tote. This event is included in Other Income.

Results of Operations for the Year Ended December 31, 2005, Compared to the Year Ended December 31, 2004
Revenues
Total revenues increased 36% for the year ended December 31, 2005, compared to the year ended December 31, 2004. This increase was partially due to $6.5 million of IRG revenue for the year ended December 31, 2005 that we did not have in 2004. Youbet’s core commissions increased 26%, and its subscription revenue increased 34% to $3.2 million. Handle for the year ended December 31, 2005 was $472.6 million, an increase of 50% from the prior year. This increase was partially due to $77.4 million of IRG handle included in the total for the year ended December 31, 2005 that we did not have in 2004. Excluding the impact of IRG, Youbet’s core handle increased 25%, or $395.2 million, principally due to increased marketing activity.
Our blended yield, commission revenue less track and licensing fees (each as calculated and presented in accordance with GAAP), as a percentage of handle was 5.9% during 2005, compared to 7.0% during 2004, reflecting the impact of the lower yielding IRG handle. We generated a 6.4% yield on Youbet handle and a 3.3% yield on IRG handle. The 6.4% yield is a decline from the 2004 yield of 7.0% due to a change in year-over-year track mix, as well as the impact of IRG’s higher volume, lower yield business.
Operating Expenses
Track Fees: Track fees increased 45% to $38.0 million for the year ended December 31, 2005, compared to $26.2 million for the year ended December 31, 2004. The increase was primarily due to $3,886,551 of track fees associated with IRG operations, which we acquired in 2005. The remaining increase was primarily due to an increase in handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board, and the Oregon Racing Commission.
Licensing, TVG: For the year ended December 31, 2005, these fees increased 36% to $19.5 million, compared to $14.4 million for the twelve months ended December 31, 2004, primarily due to increased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable under our license and content agreement with TVG.
Network Operations: Network operations expense increased 49% to $4.9 million for the twelve months ended December 31, 2005, compared to $3.3 million for the twelve months ended December 31, 2004. This increase was primarily due to $1.0 million of network operations expenses related to handle associated with IRG that we did not have in 2004. The remaining increase was primarily due to increased totalizator fees related to increased wager volume. The increase was also due to an increased number of data center personnel and increased data center expenses. Network operations expense consists of costs for salaries, data center management, telecommunications, and various totalizator fees.
Research and Development: Research and development expense remained nearly unchanged in 2005 from the $1.5 million incurred during 2004.
Sales and Marketing: Sales and marketing expense increased 80% to $6.4 million for the year ended December 31, 2005, compared to $3.5 million for the prior year. The increase was due, in part, to $0.8 million of IRG player services expenses that we did not have in 2004. The remaining increase was primarily due to increased international and domestic business development efforts, increased marketing programs, including expenses associated with our CBS SportsLine.com and ESPN.com agreements that we did not have during 2004. Additionally, during 2005, we incurred a $0.1 million write-off related to two international business development opportunities that we are no longer pursuing. Contributing to the year-over-year increase are certain player services costs that were accounted for in general and administrative during 2004 but are now accounted for in sales and marketing. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services, and business development.
General and Administrative: General and administrative expense increased 8% to $13.7 million for the year ended December 31, 2005, compared to $12.8 million for the twelve months ended December 31, 2004. The increase of $1.0 million includes $0.3 million of expenses associated with the operations of IRG that we did not have in 2004. The increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, and consulting expenses. These increases were partially offset by decreased Sarbanes-Oxley compliance and other legal expenses. Additionally, certain player services costs that were accounted for as sales and marketing expense in 2005 were accounted for in general and administrative expense in 2004.

Depreciation and Amortization: Depreciation and amortization decreased 30% for the twelve months ended December 31, 2005, compared to the same period in 2004. The year ended December 31, 2005 includes $0.3 million of amortization related to the intangible assets acquired in the IRG acquisition. Depreciation and amortization previously primarily consisted of amortization of licensing rights related to the TVG license agreement, which were fully amortized in May 2004.
Income Taxes: During 2005, we determined that approximately $9.0 million of Youbet’s aggregate $56.8 million net operating loss carryforward should be recognized. Youbet’s current growth plans potentially may include industry consolidation, acquisitions, international expansion, and expansion into other gaming businesses. Although we anticipate that future potential transactions will be accretive to earnings, we are aware of the risks involved with an aggressive growth strategy. Therefore, based on the current level of uncertainty, combined with our cautious optimism, we believe that it is appropriate to increase the deferred tax asset by $3.6 million in 2005.
Liquidity and Capital Resources
During 2006, we funded our operations primarily with net cash provided by operating activities, in addition to proceeds received from the exercise of stock options and warrants. In addition, during the fourth quarter of 2006, we raised net proceeds of approximately $18.5 million in a registered direct offering utilizing our effective shelf registration statement.
As of December 31, 2006, we had net working capital of $5.0 million (including the current portion of our deferred tax asset of $2.4 million), compared to $12.0 million (including the current portion of our deferred tax asset of $4.1 million) at December 31, 2005. As of December 31, 2006, we had $21.1 million in cash and cash equivalents and $5.1 million in restricted cash.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. In addition, the former owners of IRG are entitled to certain earn-out payments based on IRG’s future performance. As of December 31, 2006, we had accrued approximately $1.4 million of a maximum earn-out payment of $2.4 million, payable on or about August 31, 2007. The precise payment is subject to adjustment and continued performance through June 1, 2007.
Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, generates sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds, and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
The Youbet shares issued to UT Group were subject to a “make-whole” provision pursuant to which we agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of our common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, we were entitled to cause UT Group to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that we paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. Youbet paid UT Group the aggregate make-whole payment of $4.5 million in January 2007 with a portion of the proceeds from the December 2006 registered direct offering.

Cash Flows for the Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005
Net cash provided by operating activities was $9.2 million for 2006, compared to net cash provided by operating activities of $5.8 million for 2005. The year-over-year increase of $3.4 million was primarily due to increased sales volume and customer deposits, coupled with increased leverage of our liabilities, such as increases in accrued expenses and trade payables, track related. These increases were partially offset by increases in receivables and restricted cash attributable to our acquisition of United Tote.
Net cash used in investing activities for the year ended December 31, 2006 was $18.0 million, compared to net cash used in investing activities of $3.9 million for 2005. The year-over-year increase of $14.1 million was primarily due to the net cash paid in connection with the United Tote acquisition, IRG earn-out, the Bruen Productions acquisition, and increased purchases of property and equipment.
Net cash provided by financing activities was $13.1 million and $1.5 million for 2006 and 2005, respectively. The year-over-year increase of $11.6 million was primarily due to proceeds generated from a registered direct offering occurring in the fourth quarter of 2006 and the exercise of stock options and warrants, partially offset by the repayment of long-term debt in 2006. The proceeds from the direct offering were used to pay off debt and supplement working capital.
In December 2006, the company accrued an additional $1.2 million in connection with an arbitration award with TVG regarding the license and content agreement between both parties. The amount accrued was paid to TVG in the first quarter of 2007.
In 2006, we paid $0.3 million in capital lease obligations from capital lease arrangements that we entered into in 2006 totaling $0.5 million, and $0.3 million in capital lease obligations will become due within the next 12 months. Also, during 2006, we paid $0.6 million in operating lease obligations from various operating lease arrangements, and $0.8 million in operating lease obligations will become due within the next 12 months.
In accordance with the agreements that we entered into in connection with our acquisition of IRG in 2005, we may be required to pay the sellers up to an additional $9.7 million in installment and other payments and annual earn-out payments over the three-year period following June 2, 2005, based on IRG’s future performance. In 2006, $2.3 million of earn-out payments were paid. At December 31, 2006, we had accrued approximately $1.4 million for a potential earn-out payment of up to $2.4 million payable on or about August 31, 2007. The 2006 payment was subject to adjustments and performance through June 1, 2006.
Cash Flows for the Year Ended December 31, 2005, Compared to the Year Ended December 31, 2004
Net cash provided by operating activities was $5.8 million for 2005, compared to net cash provided by operating activities of $4.4 million 2004. The year-over-year increase of $1.5 million was primarily due to an increase in accrued expenses, income tax benefit, net income, and trade payables, track related, partially offset by a decrease in deposits and other assets, depreciation and amortization, other receivables, and restricted cash.
Net cash used in investing activities for 2005 was $3.9 million, compared to net cash used in investing activities of $0.4 million for 2004. The year-over-year increase of $3.5 million was primarily due to the net cash paid in connection with the IRG acquisition, restricted cash in connection with escrow deposits for the United Tote acquisition, and increased purchases of property and equipment.
Net cash provided by financing activities was $1.5 million and $1.1 million for 2005 and 2004, respectively. The year-over-year increase of $0.4 million was primarily due to increased proceeds from the exercise of stock options and warrants, partially offset by increased repayment of long-term debt in 2005.
Off Balance Sheet Arrangements
On September 16, 2003, we posted a letter of credit supported by a restricted cash account in the amount of $0.7 million in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination. Also, on September 16, 2003, Youbet and the landlord amended the lease agreement to include a new letter of credit provision which permits annual automatic reductions of approximately $0.1 million in the letter of credit obligation. As of December 31, 2006, the letter of credit obligation and corresponding cash collateral balance was $0.4 million.
At December 31, 2006, we had outstanding various irrevocable letters of credit issued to the benefit of the California Horse Racing Board, Oregon Racing Commission and Washington Horse Racing Commission totaling $1.1 million. The letters of credit include automatic renewals on their anniversary dates.

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the agreements that we have determined are within the scope of FIN 45:
•
Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers, directors, and other service providers. The term of the indemnification period is for the individual’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal, and we had no liabilities for these agreements as of December 31, 2006.

•
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business. Under these provisions, we generally indemnify the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities for these agreements as of December 31, 2006.

Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations and as of December 31, 2006:

	Payments Due by Period
Contractual					2011 and
Obligations	2007	2008	2009	2010	Beyond	Total
Charles Champion	$674,710	$715,193	$758,104	$—	$—	$2,148,006
Gary Sproule	414,000	414,000	414,000	—	—	1,242,000
David Marshall	307,532	325,984	27,294	—	—	660,810
Capital leases and other financed arrangements	302,089	35,531	—	—	—	337,620
Operating equipment leases	843,570	750,578	363,661	—	—	1,957,809
Operating facility leases	1,143,812	1,097,714	1,117,519	718,489	993,004	5,070,539
Minimum totalizator related guarantees	516,667	600,000	500,000		—	1,616,667
IRG earn-out payments (1)	2,400,000	4,900,000		—	—	7,300,000
Bank debt (2)	3,000,000	3,000,000	3,000,000	3,000,000	2,997,171	14,997,171
Notes payable (3)	5,000,000					5,000,000
Other	881,501	71,127	15,001	—	—	967,627

Total	$15,483,881	$11,910,127	$6,195,579	$3,718,489	$3,990,175	$41,298,249

(1)	IRG earn-out payments reflect the maximum contingent amounts payable. The actual amounts paid may be lower, depending upon IRG’s performance.

(2)
Consists of the aggregate monthly payments under a term loan from 2007 to 2010, aggregate final monthly payments of $2 million under the term loan in 2011 and the approximately $1 million outstanding under our revolving credit facility at December 31, 2006. The revolving credit facility provides for borrowings of up to $4 million. See “—Credit Facility” for more information. The amounts reported in the table do not include interest payments because the interest rate under the credit agreement is variable and cannot be accurately calculated.

(3)	See “—Youbet Promissory Notes” for more information.
In 2006, we entered into capital and operating lease arrangements for networking equipment, computer equipment, and software totaling $2.4 million, of which $1.1 million will become due within the next 12 months.

All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from this table.
Youbet Promissory Notes
On February 10, 2006, we issued three promissory notes with an aggregate principal amount of $10.2 million in connection with the acquisition of United Tote. For information regarding this acquisition, see Item 1 “Business—Business Development—Acquisition of United Tote.”
The first promissory note had a principal amount of $5.2 million, matured on February 9, 2007, and bore interest at 5.02% per annum, which interest was payable on a quarterly basis beginning May 31, 2006. The terms of this promissory note required that we promptly prepay this obligation if we receive any “excess capital”, and our December 2006 registered direct offering created “excess capital”. In accordance with the terms of the first promissory note, we prepaid the $5.2 million note, including interest, from the proceeds of our registered direct offering in December 2006.
The second promissory note had a principal amount of $1.8 million and bore interest at 5.02%. The terms of the $1.8 million note provide that we are not required to make a mandatory “excess capital” prepayment under the $1.8 million note until the $5.2 million note has been paid in full, but no earlier than March 12, 2007. We prepaid the $1.8 million principal amount, including accrued interest of $0.1 million, on March 12, 2007 with a portion of the proceeds of our December 2006 registered direct offering.
The third promissory note has a principal amount of $3.2 million and bears interest at 5.02%, which interest is payable at maturity. The terms of the $3.2 million note provide that: (i) we are not required to make a mandatory “excess capital” prepayment under the $3.2 million note until both the $5.2 million note and the $1.8 million note have been paid in full, but no earlier than June 11, 2007; and (ii) we may set off from the amount we owe under this note any loss suffered by us for which we are entitled to indemnification under the stock purchase agreement. We have made two indemnification claims to date regarding a United Tote employee lawsuit and a Canadian tax issue. As such, payments may be subject to appeal and/or subject to escrow, pending resolution. We expect to prepay the $3.2 million principal amount on or before June 11, 2007 with a portion of the proceeds from our December 2006 registered direct offering. If we repay this note on June 11 2007, accrued interest on this note will be $0.2 million.
Following the consummation of the registered direct offering, we invested $5.0 million of the net proceeds in money-market accounts and other liquid investments in anticipation of repaying the $1.8 million promissory note and the $3.2 million promissory note in March 2007 and June 2007, respectively.
The remaining promissory note cannot be transferred without our consent. Also, this promissory note contains customary events of default and provides that, upon the occurrence of certain events of default, we will be required to pay default interest of 11.02% per annum until the event of default is cured or until the note is paid in full. We are not in default under the remaining outstanding promissory note.
Credit Facility
In July 2006, we entered into a new credit agreement pursuant to which the lender agreed to provide us with up to $19.0 million in total borrowing capacity. In connection with our entry into this new credit agreement, United Tote Company terminated its then existing credit agreement with another lender and paid all amounts due thereunder.
The new credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. Proceeds from the term loan were drawn at closing to repay the former United Tote credit facility, which we guaranteed in connection with our acquisition of United Tote. The principal of the term loan is to be repaid in 60 equal monthly installments, which monthly installments commenced on September 1, 2006, and continue on the first day of each month thereafter. The lending commitments under the credit facility are scheduled to terminate on July 27, 2010. At December 31, 2006, $14.0 million was owed on the term loan and $1.0 million was outstanding under the revolving credit facility.
At our election, borrowings under the credit facility will bear interest based upon the following options: (i) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (ii) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement.

The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of Youbet and United Tote, as co-borrowers, and certain of our subsidiaries, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures.
We were not in compliance with either the specified free cash flow or EBITDA thresholds required under the credit agreement at December 31, 2006, and the lender has waived enforcement of its rights arising from those defaults and agreed to amend the EBITDA covenant. See Item 9B “Other Information” for more information regarding this waiver and amendment.
We are presently in negotiations with the lender to obtain an amendment to the credit agreement to allow us to repurchase shares of our common stock. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Potential Purchases of Equity Securities by Youbet.”
Critical Accounting Estimates and Policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas. We also believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenues
We record commission revenues and the related track and market access fees as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue, such as tote services, are recorded when earned. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from gross revenues as are the volume discounts offered by IRG.
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreements with TVG, Magna and various independent racetracks, we receive a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees, coupled with tote service revenue, represent our primary revenue stream. We expect the majority of our future revenue to be in the form of fees from pari-mutuel wagering and tote service revenue. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
Allowance for doubtful accounts
We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts represent allowances for trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their estimated net realizable value. We record these allowances as a charge to general and administrative expenses based on estimates related to the following factors:
•	customer specific allowance;

•	amounts based upon an aging schedule; and

•	an estimated amount, based on our historical experience, for issues not yet identified.
Inventory obsolescence
We regularly review inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

Valuation of long-lived and intangible assets
Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles.
Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value was estimated by independent appraisals and other valuation techniques.
Factors we consider important which could trigger an impairment review include the following:
•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.
If we determine that the carrying value of long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a non-cash charge to the income statement, together with an equal reduction of the related asset.
Intangibles, such as licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. We amortize IRG’s customer list on a straight-line basis over the estimated useful lives of the various customer segments, based on the quality of each customer segment. We amortize the non-competition agreements on a straight-line basis over ten years, the term of the non-competition agreements. We re-assess the amortization lives on a regular basis and consider potential adjustment.
Internally developed software
The capitalization of software development costs under the provisions of Statement of Position 98-1, or SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires judgment in determining when a project has reached and concluded the development stage and the period over which the company expects to benefit from the use of that software. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two to four years. We regularly review the carrying value and amortization lives of capitalized software development costs, and we recognize a non-cash charge if the estimated value benefit related to the asset falls below the unamortized cost.
Legal defense costs
We do not provide for estimated legal defense costs when expected, but rather record them as period costs when the related services are provided.
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope of the exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155, which will be effective for all financial instruments issued or acquired beginning in the first interim period of a fiscal year that begins after September 15, 2006, also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new standard, but we believe that it will not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows.
In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. FIN 48 will be effective for the quarter ended March 31, 2007. We do not expect that FIN 48 will have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 includes an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS Nos. 157 or 159 will have a material impact on our future financial position, results of operations or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
Our exposure to market risk and related changes in interest rates may impact our investment portfolio. As of December 31, 2006, our portfolio of investments included $21.1 million of cash and cash equivalents and $5.1 million of restricted cash. Our portfolio of cash and cash equivalents consists of highly liquid investments with maturities of three months or less at the date of purchase. The average yield on our investments was approximately 4.8% at December 31, 2006. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Debt
We had aggregate debt of $20.4 million outstanding at December 31, 2006 under a term loan, promissory notes and a revolving credit facility. The following table shows the breakdown of our fixed-rate and variable-rate debt at December 31, 2006 (in thousands):

Variable-rate debt	$15,000
Fixed-rate debt (1)	5,365

Total	$20,365

(1)	In March, 2007, we repaid $1.8 million of fixed rate debt in the form of promissory notes.
The weighted average interest rate paid during 2006 on outstanding indebtedness was 9.0%. For variable-rate debt outstanding at December 31, 2006, a .25% increase in interest rates would increase annual interest expense by approximately $51,000. Amounts outstanding under the revolving credit facility provide for interest at the banks’ prime rate or LIBOR rate plus a base rate margin of 0-1.50%. Our market risk exposure with respect to financial instruments would change in prime or LIBOR rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures. As of December 31, 2006, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of Youbet, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). These disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. For the reasons discussed in Management’s Report on Internal Control Over Financial Reporting (Management’s Report), which appears at the beginning of our consolidated financial statements located elsewhere in this report, management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that, as of December 31, 2006, our internal control over financial reporting was not effective due to a material weakness in internal control over financial reporting, which is described in Management’s Report. To remediate these deficiencies, management has taken the actions outlined in Management’s Report under “Management’s Discussion of Material Weakness” and “Management’s Remediation Initiatives.” Notwithstanding the identified control deficiencies, management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, Youbet’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Controls. Other than the changes described under “Management’s Discussion of Material Weakness” and “Management’s Remediation Initiatives” in Management’s Report, no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we conducted a comprehensive effort to document and test internal controls at Bruen Productions (which we acquired in October 2006). During the course of these activities, we made a number of improvements to strengthen certain aspects of internal controls and have identified certain other control issues that management plans to improve.
Management’s Report on Internal Control Over Financial Reporting. Management’s Report and the attestation report of our independent auditors are included with our consolidated financial statements at the end of this report under the captions, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Auditors on Internal Control Over Financial Reporting” and are incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
On March 14, 2007, Youbet, United Tote and Wells Fargo Foothill, Inc., as arranger and administrative agent for the lenders and as lender, entered into a First Amendment to Credit Agreement and Waiver to amend and waive certain provisions under the credit agreement dated as of July 27, 2006. For a description of the credit agreement, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments—Credit Facility.”
In light of costs related to the TVG arbitration and certain other non-recurring expenses, this first amendment changes the definition of EBITDA and adjusts the minimum levels of EBITDA required under the credit agreement to take into account these non-recurring expenses. The amendment also includes an express waiver of the agent and the lenders’ rights to enforce the default arising out of the failure to achieve, when measured for the six month period ended December 31, 2006, the minimum EBITDA required prior to the amendment, as well as the default arising out of the failure to achieve minimum levels of free cash flow required under the credit agreement, when measured for the fiscal year ended December 31, 2006.

The foregoing description of the first amendment is included to provide information regarding its material terms and is qualified in its entirety by reference to the full text of the first amendment, which is filed as exhibit 10.16 to this annual report.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct (the Code), which is applicable to our Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on our website (http://www.youbet.com/aboutyoubet/investors/code_of_conduct/). A copy of the Code can be obtained free-of-charge upon written request to:
Corporate Secretary
Youbet.com, Inc.
5901 De Soto Avenue
Woodland Hills, CA 91367
If we make any amendment to, or grant any waivers of, a provision of the Code that applies to our principal executive officer or principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website.
Material Changes to the Procedures By Which a Stockholder May Recommend Nominees for Election to the Board of Directors
Information called for by Item 10 of Form 10-K is set forth in our proxy statement for our annual meeting of stockholders to be held on June 13, 2007 (the Proxy Statement) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information called for by Item 11 of Form 10-K is set forth in the proxy statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information called for by Item 12 of Form 10-K is set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 of Form 10-K is set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information called for by Item 14 of Form 10-K is set forth in the Proxy Statement and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	The consolidated financial statements of Youbet.com, Inc. which are listed on the Index to consolidated financial statements appearing on page F-1 of this report.

(2)
Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

(3)	List of Exhibits:

1.1	Placement Agency Agreement, dated December 15, 2006, by and between Youbet.com, Inc. and ThinkEquity Partners, LLC (incorporated by reference to Exhibit 1.1 to Youbet’s Current Report on Form 8-K dated December 15, 2006 and filed December 21, 2006).
2.1	Stock Purchase Agreement, dated as of November 30, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.1 to Youbet’s Current Report on Form 8-K dated November 30, 2005 and filed December 5, 2005).
2.2	First Amendment to Stock Purchase Agreement, dated as of December 22, 2005, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.2 to Youbet’s Current Report on Form 8-K dated and filed December 22, 2005).
2.3	Second Amendment to Stock Purchase Agreement, dated as of January 26, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.3 to Youbet’s Current Report on Form 8-K dated and filed January 26, 2006).
2.4	Third Amendment to Stock Purchase Agreement, dated as of February 10, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group, LLC, and United Tote Company (incorporated by reference to Exhibit 2.4 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).
3.1	Certificate of Incorporation of Youbet.com, Inc., as amended through November 12, 2001 (incorporated by reference to Exhibit 3.1 to Youbet’s Form 10-QSB for the quarter ended September 30, 2003).
3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to Youbet’s Current Report on Form 8-K dated February 19, 2004 and filed February 23, 2004).
4.1	Registration Rights Agreement by and among Youbet.com, Inc. (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (incorporated by reference to Exhibit 99.5 to Youbet’s Current Report on Form 8-K dated June 29, 1998 and filed July 14, 1998).
4.2	Warrant to purchase Youbet common stock issued to Robert M. Fell dated June 29, 1998 (incorporated by reference to Exhibit 99.3 to Youbet’s Current Report on Form 8-K dated June 29, 1998 and filed July 14, 1998).
4.3	Registration Rights Agreement, dated as of June 1, 2005, by and among Youbet.com, Inc., and Louis J. Tavano, James Scott and Richard M. Tavano (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).
4.4	Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group, LLC (incorporated by reference to Exhibit 4.1 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).
4.5	Amendment No. 1, dated as of May 3, 2006, to Stockholder Rights Agreement, dated as of February 10, 2006, by and between Youbet.com, Inc. and UT Group LLC (incorporated by reference to Exhibit 4.2 to Youbet’s Current Report on Form 8-K dated May 3, 2006 and filed May 4, 2006).
4.6	Waiver Letter, dated as of April 11, 2006, by and among Youbet.com, Inc., UT Gaming, Inc., UT Group LLC, and United Tote Company (incorporated by reference to Exhibit 4.5 to Youbet’s Registration Statement on Form S-3 (File No. 333-133478) filed April 21, 2006).
4.7	Forced Sale Notice dated January 23, 2007 (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated January 23, 2007 and filed January 25, 2007).
10.1	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s Registration Statement on Form S-3, SEC File No. 333-126131).*

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).*
10.3	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.26 to Youbet’s Form 10-K for the year ended December 31, 2000).
10.4	Amendment, dated as of September 8, 2003, to lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.6 to Youbet’s Form 10-KSB for the year ended December 31, 2003).
10.5	License and Content Agreement dated May 18, 2001 by and between the TVG Parties and Youbet.com, Inc. (incorporated by reference to Exhibit 10.27 to Youbet’s Form 10-Q for the quarter ended June 30, 2001).
10.6	Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.25 to Youbet’s Form 10-KSB for the year ended December 31, 2003).*
10.7	First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*
10.8	Second Amendment, dated as of December 31, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.9 to Youbet’s Form 10-K for the fiscal year ended December 31, 2005).*
10.9	First Amended and Restated Services Agreement dated as of February 1, 2005, by and between Youbet.com and David Marshall, Inc. (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated January 28, 2005 and filed February 2, 2005).*
10.10	Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended June 30, 2004).*
10.11	First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.4 to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*
10.12	Employment Agreement, dated as of July 20, 2004 by and between Youbet.com, Inc. and Scott A. Solomon, as amended as of July 20, 2004 and supplemented as of January 25, 2006 (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended September 30, 2006).*
10.13	Youbet.com, Inc. Offer Letter to Michael D. Nelson, dated December 12, 2006 and accepted December 13, 2006 (incorporated by reference to Exhibit 99.2 to Youbet’s Current Report on Form 8-K dated December 13, 2006 and filed January 8, 2007).*
10.14	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).
10.15	Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated July 27, 2006 and filed July 28, 2006).
10.16	First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent.
23.1	Consent of Piercy Bowler Taylor & Kern.
24.1	Power of Attorney (set forth on the signature page of this report).
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 16, 2007	By:	/s/ Charles F. Champion
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

Signature	Title	Date

/s/ Charles F. Champion Charles F. Champion	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007
/s/ Gary W. Sproule Gary W. Sproule	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2007
/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	March 16, 2007
/s/ David M. Marshall David M. Marshall	Director	March 16, 2007
/s/ Gary Adelson Gary Adelson	Director	March 16, 2007
/s/ Joseph F. Barletta Joseph F. Barletta	Director	March 16, 2007
/s/ R. Doug Donn R. Doug Donn	Director	March 16, 2007
/s/ James Edgar James Edgar	Director	March 16, 2007
/s/ F. Jack Liebau F. Jack Liebau	Director	March 16, 2007
/s/ Steven C. Good Steven C. Good	Director	March 16, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Youbet’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Youbet’s principal executive and principal financial officers and effected by Youbet’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). That framework defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such evaluation, we have concluded that Youbet’s internal control over financial reporting was not effective and contained significant deficiencies which represent a material weakness in the Company’s internal control over financial reporting as of December 31, 2006.

The independent registered public accounting firm of Piercy Bowler Taylor & Kern, as auditors of Youbet’s consolidated financial statements, has issued a report on management’s assessment of Youbet’s internal control over financial reporting, which report is included herein.
Management’s Discussion of Material Weakness
Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2006:
•	Pervasive control deficiencies across key COSO components, including information technology general controls (ITGC), information technology (IT) application controls, and business processes

•	Pervasive control deficiencies across key ITGC categories relating to IT operations, planning and management

•	Control deficiencies across key business processes at all operating units
Most of these deficiencies consisted of an insufficient or ineffective control environment, lack of segregation of duties, insufficient documentation of key business process policies and procedures, insufficient IT security, insufficient staffing and training among accounting personnel, incomplete and untimely reconciliations related to financial reporting and insufficient managerial oversight, review and approval processes over financial reporting. Many of these deficiencies had the effect of causing material misstatements in financial reporting to occur and not be detected by the Company’s internal control and that required correction through significant audit adjustments. In addition, such deficiencies had the potential for causing further misstatements to occur and not be detected by the Company’s internal control.
Management of the Company takes very seriously the strength and reliability of the internal control environment of the Company. During 2006, the Company dedicated numerous resources to generating substantial improvement in the tone of that environment.
Youbet retained the services of a third-party consulting firm to assist management with compliance with Section 404 of Sarbanes-Oxley Act of 2002 (SOX). This consulting firm worked closely with management to develop a plan to enhance compliance and strengthen certain controls and documentation identified in 2005. A SOX Compliance Manager was assigned within the accounting staff and tasked with executing these plans in a timely manner and oversight of the improved level of documentation.
In February 2006, Youbet acquired United Tote Company. During preliminary analysis, management determined that the internal control environment at United Tote was inadequate, partly because it had previously been privately held and partly due to the company having had five prior owners in ten years. While management recognized United Tote as a valuable opportunity, it’s widely dispersed operations, including over 100 locations in 37 states and Canada, signaled significant effort to remediate and conform to Youbet standards. Because of the complexity introduced by the United Tote acquisition, including quadrupling the number of employees, substantial and immediate efforts were expended to identify a plan to remediate United Tote’s control environment.
During 2006, substantial progress was made with respect to Youbet deficiencies identified in 2005 and United Tote deficiencies, including:
•	Hiring of a new Chief Accounting Officer and Controller, who started on January 1, 2007 and has substantial experience and skills appropriate for a publicly traded company;

•	Implementation of a new accounting system effective as of January 1, 2007;

•	Development of a revised organization chart for the accounting department to address the increased complexity of operations;

•	Completion of documentation updates of all processes at all business units;

•	Launch of an improved Change Management process;

•	Creation of a plan to substantially enhance the experience level and skills of accounting management through recruitment of key accounting management tasked with specific roles and responsibilities;

•	Initiation of a cascading sub-certification process among all process owners and managers;

•	Hiring of a new Accounting Manager for each business unit;

•	Establishment of an Internal Audit staff for IRG operations in Curacao;

•	Development of a plan to reorganize the accounting department at corporate headquarters in Woodland Hills;

•	Analysis of United Tote’s control environment and development of a plan to remediate identified deficiencies;

•	Substantial improvement of United Tote’s field operations, including creation and implementation of policies and procedures;

•	Relocation of United Tote’s accounting department at corporate headquarters in Woodland Hills from Glen Rock, Pennsylvania;

•	Development of a reconciliation process between international revenue detail and client receivables for IRG ;

•	Implementation of a complete physical inventory at United Tote’s San Diego and Glen Rock facilities, and reconciliation to perpetual inventory records;

•	Conversion from manual stock plan administration to an automated system;

•	Documentation of a substantially enhanced IT general control structure, and creation of a plan to implement the required changes; and

•	Focus on developing a top-down, risk-based approach to SOX compliance that focuses on key controls.
Management recognized that the scope of the task and practical issues of timing made completion of all the desired results impractical by December 31, 2006. For instance, changing the accounting system mid-year would have been illogical, even though it may have improved certain processes earlier. Other circumstances transpired that further inhibited the designed plans for improvement. Those circumstances included the complete loss of United Tote’s accounting staff. In spite of vigorous efforts by management, none of United Tote’s accounting staff could be persuaded to move their families to Woodland Hills. The loss of institutional knowledge was disappointing, and substantial efforts are being made to retain and train new staff and to integrate the difficult and complex accounting nuances of United Tote.
In addition, key accounting management from Youbet left the Company before all the initiatives identified in the plan for 2006 could be accomplished. These included the Chief Accounting Officer and Controller, as well as the Assistant Controller, who was acting as the SOX Compliance Manger. In spite of Youbet’s proximity to the large Los Angeles employment market, finding suitably qualified replacements in the currently tight accounting employment market has been challenging.
Besides the challenges discussed above, Youbet’s substantial and sophisticated IT group was subject to certain changes in the IT control environment that were determined by management’s assessment of the control clarifications published by COSO and related bodies. These changes are designed to bring business process and IT application processes into sync, creating improved industry standards. Management plans to implement increased management and monitoring over IT applications to enhance their control environment.
As a result, management acknowledges that substantial efforts remain to improve the Company’s internal control over financial reporting. Management also acknowledges that such efforts will remain an ongoing effort requiring monitoring and vigilance.
Management’s Remediation Initiatives
Management has launched a substantial effort to remediate the weaknesses discovered during testing for 2006, and these weaknesses have been reported to the Audit Committee. In addition to completing the efforts initiated during 2006, management has specifically determined that the Director of Human Resources and the Chief Accounting Officer will coordinate the improvement of the organization chart and the development of job descriptions with clearly defined duties and responsibilities. Those organizational foundations will be coordinated with a plan for adequate segregation of duties and coordination of policies and procedures across all business units.
Youbet has created an internal SOX Compliance Department and has hired a Director of Compliance and Senior Compliance Accountant. Both individuals have significant experience in managing and directing SOX reviews and remediation. They will work closely with management to develop a plan to enhance compliance and strengthen certain controls and documentation identified in 2006. More specifically, they will review the design and operation of key business processes, including the automation of transaction processing, and eliminate identified design deficiencies. Additionally, the Company will proceed with implementation of automation of compliance efforts to improve effectiveness of management’s program to monitor controls at all business units.

Management has converted its Youbet core operations and IRG to a new and more robust accounting system and staff training is continuing. The new Chief Accounting Officer has outlined a phased plan to strengthen the organization of the Accounting Department and is actively recruiting competent accounting resources. The strengthening of the proficiency and experience level of dedicated accounting resources is a first step in improving the design and operation of accounting procedures.
Based on the new leadership in the accounting department and on identification of deficiencies in the control environment, management believes that it had made substantial progress in addressing this material weakness as of December 31, 2006. However, the material weakness was not remediated as of December 31, 2006. Management expects that identified material weakness will be fully remediated once management has filled the remaining open key management positions with qualified personnel and those personnel have had sufficient time in their positions. These staffing arrangements will be coordinated with solutions for other identified deficiencies, and a program of monitoring and review will be established.
The independent registered public accounting firm of Piercy Bowler Taylor & Kern, as auditors of Youbet’s consolidated financial statements, has issued a report on management’s assessment and expressed an adverse opinion on the effectiveness of Youbet’s internal control over financial reporting, which report is included herein.

/s/ Charles F. Champion	/s/ Gary W. Sproule

Charles F. Champion	Gary W. Sproule
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Youbet.com, Inc. and Subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Youbet.com’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We do not express an opinion or any other form of assurance on management’s statements referring to the cost and related benefits of implementing new controls.
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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
We identified the following groups of control deficiencies, each of which has been included in management’s assessment, and each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2006:
•	Pervasive control deficiencies across key COSO components, including information technology general controls (ITGC), information technology (IT) application controls, and business processes

•	Pervasive control deficiencies across key ITGC categories relating to IT operations, planning and management

•	Control deficiencies across key business processes at all operating units
Most of these deficiencies consisted of an insufficient or ineffective control environment, lack of segregation of duties, insufficient documentation of key business process policies and procedures, insufficient IT security, insufficient staffing and training among accounting personnel, incomplete and untimely reconciliations related to financial reporting and insufficient managerial oversight, review and approval processes over financial reporting. Many of these deficiencies had the effect of causing material misstatements in financial reporting to occur and not be detected by the Company’s internal control and that required correction through significant audit adjustments. In addition, such deficiencies had the potential for causing further misstatements to occur and not be detected by the Company’s internal control.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule, for the year ended December 31, 2006, of the Company, and this report does not affect our report on such financial statements and the financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule, as of and for the year ended December 31, 2006, of the Company and our report dated March 9, 2007, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.
In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedule of valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004. In our opinion, this financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion of the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants & Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 9, 2007

Youbet.com, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$21,051,390	$16,685,787
Current portion of restricted cash	4,861,810	5,185,115
Accounts receivable, net of allowance for doubtful collection of $1,812,861 and $346,000	13,286,896	2,531,920
Current portion of notes receivable	207,128
Inventories, net of valuation allowance of $521,101	2,587,581
Prepaid expenses	864,616	1,290,849
Current portion of deferred tax asset	2,367,000	4,088,000

	45,226,421	29,781,671
Property and equipment, net of accumulated depreciation and amortization of $13,787,804 and $8,675,956	30,110,030	4,418,872
Restricted cash, net of current portion	273,604	381,962
Notes receivable, net of current portion and allowance for doubtful collection of $76,423	207,877
Intangibles and other	14,544,420	5,025,339
Goodwill	15,242,659
Deferred tax asset, net of current portion		1,221,000

	$105,605,011	$40,828,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,310,920	$620,000
Trade payables	13,758,317	7,926,972
Accrued expenses	9,489,497	3,193,625
Customer deposits	8,440,797	5,905,099
Deferred revenues	207,312	121,027

	40,206,843	17,766,723
Long-term debt, net of current portion	12,054,050	177,655
Deferred tax liability	570,000

	52,830,893	17,944,378

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,118,446 and 33,451,809 shares issued and outstanding	42,119	33,452
Additional paid-in-capital	137,596,940	105,715,395
Accumulated other comprehensive loss	(10,476)
Deficit	(83,554,976)	(81,524,009)
Less treasury stock (443,062 shares and 457,015 shares at cost)	(1,299,489)	(1,340,372)

	52,774,118	22,884,466

	$105,605,011	$40,828,844

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues
Commissions	$109,899,582	$85,555,193	$62,791,496
Contract revenues	21,851,098
Equipment sales	1,295,358
Other	3,636,571	3,281,730	2,457,618

	136,682,609	88,836,923	65,249,114

Costs and expenses
Track fees	52,396,984	38,037,555	26,199,688
Licensing, TVG	21,967,045	19,540,777	14,424,438
Network operations	5,348,009	4,909,670	3,292,591
Contract costs	13,619,851
Equipment costs	673,633
Research and development	3,210,812	1,579,158	1,510,969
Sales and marketing	9,462,864	6,359,216	3,535,270
General and administrative	23,791,131	13,734,634	12,763,902
Depreciation and amortization, including intangibles	6,823,298	1,590,615	2,286,408

	137,293,627	85,751,625	64,013,266

Income (loss) from operations	(611,018)	3,085,298	1,235,848

Other income (expense)
Interest income	547,406	581,286	154,446
Interest expense	(1,956,668)	(81,376)	(15,373)
Other	723,390	252,110	6,413

	(685,872)	752,020	145,486

Income (loss) before income tax benefit	(1,296,890)	3,837,318	1,381,334
Income tax (benefit)	734,077	(1,853,935)	(3,250,000)

Net income (loss)	$(2,030,967)	$5,691,253	$4,631,334

Basic income (loss) per share	$(0.06)	$0.18	$0.16
Diluted income (loss) per share	$(0.06)	$0.16	$0.14
Weighted average shares outstanding
Basic	35,141,027	32,078,957	29,458,838
Diluted	35,141,027	34,643,677	33,381,238
See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive		Treasury
	Shares	Dollars	Capital	Loss	Deficit	Stock	Total
Balances at January 1, 2004	28,377,443	$28,378	$101,377,238	$	$(91,846,596)	$(1,828,709)	$7,730,311
Warrants exercised	443,953	444	462,537				462,981
Stock issued in connection with TVG settlement	1,124,144	1,124	414,758				415,882
Stock options exercised	1,034,228	1,034	761,631				762,665
Other non-cash compensation			94,587				94,587
Net income					4,631,334		4,631,334

Balances at December 31, 2004	30,979,768	30,980	103,110,751		(87,215,262)	(1,828,709)	14,097,760
Warrants exercised	179,255	179	113,821				114,000
Stock options exercised	2,292,786	2,293	2,123,038				2,125,331
Treasury stock re-issuance			511,663			488,337	1,000,000
Non-cash compensation			(143,878)				(143,878)
Net income					5,691,253		5,691,253

Balances at December 31, 2005	33,451,809	33,452	105,715,395		(81,524,009)	(1,340,372)	22,884,466
Warrants exercised	25,000	25	12,475				12,500
Stock options exercised	259,819	260	255,881				256,141
Treasury stock re-issuance			13,117			40,883	54,000
Equity sale	6,200,000	6,200	18,946,540				18,952,740
Stock issued in connection with acquisition of United Tote	2,181,818	2,182	11,997,820				12,000,002
Cumulative translation adjustment				(10,476)			(10,476)
Non-cash compensation			655,712				655,712
Net loss					(2,030,967)		(2,030,967)

Balances at December 31, 2006	42,118,446	$42,119	$137,596,940	$(10,476)	$(83,554,976)	$(1,299,489)	$52,774,118

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities
Net income (loss)	$(2,030,967)	$5,691,253	$4,631,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property	5,332,554	1,252,227	878,961
Amortization of intangibles	1,490,744	338,388	1,407,447
Stock-based employee compensation	655,712	(143,878)	94,586
Provision for doubtful accounts receivables	173,000	131,791
Increase in operating (assets) and liabilities
Restricted cash, Players Trust SM	(442,566)	(994,584)	(424,699)
Accounts receivable	(7,646,539)	(77,778)	561,503
Inventory	(610,072)
Prepaid expenses	721,759	(370,901)	(52,115)
Deferred tax asset	(230,957)	(1,853,935)	(3,314,000)
Other assets	767,827	(1,013,244)	505,229
Trade payables	4,279,093	802,483	89,787
Accrued expenses	3,970,873	1,115,090	(1,004,520)
Customer deposits	2,535,698	943,233	971,128
Deferred revenues	(312,511)	8,871	32,637
Deferred tax liability	570,000

Net cash provided by operating activities	9,223,648	5,829,016	4,377,278

Investing activities
Notes receivable repayments	165,815
Purchase of property and equipment	(6,205,522)	(1,413,820)	(648,381)
Proceeds from sale of property and equipment	576,095	3,020
Cash paid for United Tote acquisition, net of $159,762 cash acquired	(10,191,357)
Cash paid for Bruen Productions International, Inc., net of $6,360 cash acquired	(111,408)
Cash paid for IRG acquisition, net of $535,252 cash acquired		(1,578,577)
Cash paid for IRG acquisition earn-out	(1,928,642)
Investments in intangibles and other	(1,177,132)	(35,077)	(38,081)
Increase in restricted cash (other than Players Trust SM)	(257,510)	(1,000,000)
Decrease in restricted cash (other than Players Trust SM)	1,131,739	112,724	257,496

Net cash used in investing activities	(17,997,922)	(3,911,730)	(428,966)

Financing activities
Proceeds from issuance of common stock	18,952,744
Proceeds from exercise of stock options and warrants	268,637	2,239,331	1,225,649
Proceeds from debt	3,768,687
Repayment of debt	(9,839,715)	(758,322)	(160,395)

Net cash provided by financing activities	13,150,353	1,481,009	1,065,254

Foreign currency translation adjustments	(10,476)

Net increase in cash and cash equivalents	4,365,603	3,398,296	5,013,566
Cash and cash equivalents at the beginning of period	16,685,787	13,287,492	8,273,926

Cash and cash equivalents at the end of period	$21,051,390	$16,685,787	$13,287,492

	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,373	$60,311	$15,373
Cash paid for income taxes	195,271	64,000	—
Non-cash investing and financing activities:
Stock issuance for surrender of TVG warrant	—	—	3,640,000
Stock issuance for TVG legal fees reimbursement	—	—	415,882
Re-issuance of 166,668 shares of treasury stock for IRG		1,000,000	—
Accrued IRG earn-out payment	2,675,926	1,048,024	—
Re-issuance of 13,953 shares of treasury stock for Bruen Productions	54,000
Seller financing of United Tote acquisition	12,000,002
Equipment acquired with capital lease and other financing arrangements	$469,183	$1,006,874	$748,186
See notes to consolidated financial statements.

Youbet.com and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: THE COMPANY
Youbet.com, Inc. (Youbet) is a licensed, multi-jurisdictional facilitator of online pari-mutuel horse race wagering and a leading supplier of tote equipment and services to the racing industry. Through its main product, Youbet ExpressSM, Youbet offers its customers interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, the United Kingdom, Australia, South Africa, and Hong Kong. Youbet is working to expand its brand, products, and services throughout the United States and in select international markets. Recently, the California Horse Racing Board renewed through 2007 Youbet’s in-state and out-of-state multi-jurisdictional wagering hub Advance Deposit Wagering (ADW) licenses.
The Oregon Racing Commission recently renewed through May 2007 Youbet’s multi-jurisdictional licenses that allow Youbet to accept and place online and telephone wagers and recently granted Youbet’s International Racing Group subsidiaries, IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V. and IRG Services, Inc. (collectively, IRG) a multi-jurisdictional license that expires in June 2007. In 2006, the Idaho State Racing Commission approved Youbet’s application to renew through 2007 its multi-jurisdictional simulcast and interactive wagering totalizator hub license and the Washington Horse Racing Commission approved its application for a one year ADW license to accept and place online and telephone horse racing and pari-mutuel wagers in these states.
In 2006, Youbet expanded its product and service offering through the acquisition of United Tote Company and United Tote Canada (collectively with U.T. Gaming, Inc., referred to as United Tote). United Tote is a leading supplier of totalizator systems (a system that process wagers and payouts).
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries (inclusive of IRG, United Tote and Bruen), which are collectively referred to herein as the “Company”. All inter-company accounts and transactions have been eliminated in consolidation.
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
Revenue recognition
Through Youbet and IRG, the Company earns and records commissions on wagers placed with tracks for customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager. Other sources of revenue, including membership and information fees, are relatively insignificant. Prepayments of such fees are treated as deferred revenue and later recognized over the duration of the subscription. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned.
Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and IRG’s volume discounts are both recorded as a reduction of commissions earned when the points are issued.

The majority of United Tote’s revenues are derived from service contracts principally for the installation and operation of pari-mutuel wagering networks. Services provided via these networks include accepting wagers, performing odds calculation, payout calculations and calculating ticket payouts. United Tote charges the track for these services either by transaction count or by dollar volume in accordance with the related service contract. In some instances, United Tote incurs significant costs relating to these contracts before the systems become operational. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.
Cash equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the financial statements, restricted cash, current and non-current, is excluded from cash and cash equivalents.
Accounts receivable and allowance for doubtful accounts
The Company recognizes an allowance for doubtful accounts to record accounts receivable at estimated net realizable value. The Company establishes an allowance for estimated collection losses on its accounts receivable based on historic loss experience, current economic conditions and management’s evaluation of periodic aging of accounts and the Company’s assessment of collectibility.
Fair value of financial instruments
The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. In evaluating the fair value of other financial instruments, consisting of long-term receivables and debt, the Company generally uses third-party market quotes. The estimated fair value of long-term receivables and debt approximates their carrying value.
Foreign currency
The functional currency of United Tote Canada is Canadian dollars. The Company translates assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.
Inventories
Inventories consist of totalizator equipment and components to build totalizator equipment. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The Company regularly reviews inventory quantities on hand and records an allowance for estimated excess and obsolete inventory based primarily on the Company’s forecast of product demand and production requirements.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment, which includes equipment under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from three to five years. Leasehold improvements are amortized over the estimated economic life or the term of the lease, including lease renewal option periods, if intended to be exercised, whichever is shorter. The majority of United Tote’s equipment is in place at various pari-mutuel gaming sites located throughout North America.
Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.
Goodwill
The Company evaluates its goodwill on an annual basis and if, for example, events and circumstances, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated future cash flows using a market discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. To date, no such impairment has been recorded.

Income taxes
A valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized.
Legal defense costs
Estimated legal defense costs are not accrued when expected, but are rather expensed as period costs when services are provided.
Accounting for Stock-Based Compensation
Prior to January 1, 2006, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company measured compensation costs in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), but provided pro forma disclosures of net income and earnings per share using the fair value method defined by SFAS No. 123. Under APB 25, compensation expense was recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”
Had the Company determined compensation cost based on the fair value of its stock options at the grant date, as set forth under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net income:
As reported	$5,691,253	$4,631,334
Add: stock-based employee compensation expense included in reported loss	(143,878)	94,586
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,734,669)	(1,518,465)

Pro forma income	$3,812,706	$3,207,455

Earnings per share:
As reported:
Basic	$0.18	$0.16
Diluted	$0.16	$0.14
Pro forma:
Basic	$0.12	$0.11
Diluted	$0.11	$0.09
The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 40.1% and 56.1% and risk-free interest rates of 7.3% and 4.5%. A dividend yield of 0% and expected life of 8.6 years and 4.4 years was assumed for 2005 and 2004 grants, respectively. All options granted in 2005 and 2004 were intended to be issued at fair market price.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the input of SFAS No. 123(R). In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense related to employee or director stock options recognized for the year ended December 31, 2006 was $655,712.

Stock-based compensation expense recognized for the year ended December 31, 2006, included compensation expense for the share-based payment awards granted subsequent to January 1, 2006. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-priced pro formas were provided. As stock-based compensation expense recognized for 2006 is based on awards expected to vest, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS No. 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as the occurred.
The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant for 2006 under SFAS 123(R) also uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data.
Earnings per share
Basic earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.
The following is a reconciliation of the numerators and denominators of the net income per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
2006
Loss per share, basic and diluted	$(2,030,967)	35,141,027	$(0.06)

(3,750,469 potentially dilutive securities were omitted from the calculation since the effect of including them would be anti-dilutive)

2005
Earnings per share, basic	$5,691,253	32,078,957	$0.18
Effect of dilutive securities	—	2,564,720	—
Earnings per share, diluted	$5,691,253	34,643,677	$0.16
2004
Earnings per share, basic	$4,631,334	29,458,838	$0.16
Effect of dilutive securities	—	3,922,400	—
Loss per share, basic and diluted	$4,631,334	33,381,238	$0.14
Note 3: RESTRICTED CASH
Facilities lease: As required by a lease agreement (Note 11), the Company maintains a letter of credit in favor of the landlord secured by restricted cash deposits in like amount through 2010. The restricted cash requirement ($381,470 and $489,048 at December 31, 2006 and 2005, respectively) decreases $107,867 per year for the first five years of the lease and $97,867 thereafter. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements.
Players TrustSM: As of December 31, 2006 and 2005, customer deposits maintained in Players TrustSM totaled $4,496,433 and $4,053,867, respectively, all of which is included in restricted cash in current assets.

Oregon Racing Commission: During 2006, IRG placed a $250,000 letter of credit with the Oregon Racing Commission to secure customer deposits on hand. As of December 31, 2006, the letter of credit was secured by restricted cash of $257,510.
Note 4: ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2006	2005
Track receivables, net of allowance for doubtful collection of $1,293,861 and $0	$11,218,425	$671,720
Player receivables	1,248,526	1,421,458
Other, net of allowance for doubtful collection of $519,000 and $346,000	819,945	438,742

	$13,286,896	$2,531,920

The Company manages its concentrations of credit risk by evaluating the creditworthiness of tracks and players before extending credit. In establishing an allowance for doubtful collection, if any, the Company considers the individual tracks and players, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. The maximum losses that the Company would incur if a track or player failed to pay would be limited to the amount due after any allowances provided.
Note 5: INVENTORIES
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Prior to the acquisition of United Tote in February 2006, the Company did not have any inventory. The Company regularly reviews inventory quantities on hand and records a valuation allowance to provide for estimated excess and obsolete inventory based primarily on its forecast of product demand and production requirements. Inventories consisted of the following as of December 31, 2006:

Totalizator components	$1,497,981
Work in process	130,003
Ticket stock	493,420
Finished goods	987,278

3,108,682
Less: allowance	(521,101)

$2,587,581

Note 6: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2006	2005
Computer equipment owned	$13,962,938	$5,571,870
Computer equipment under capital lease	175,621	755,302
Pari-mutuel equipment	21,667,764
Software	4,385,694	2,512,252
Office furniture, fixtures and equipment	575,796	1,222,991
Leasehold improvements	3,130,021	3,032,413

	43,897,834	13,094,828
Less: accumulated depreciation and amortization	13,787,804	8,675,956

	$30,110,030	$4,418,872

Depreciation and amortization are recorded over the estimated lives of the following types of property and equipment: computer equipment (3 to 5 years), software (2 to 10 years), furniture and fixtures (5 years) and leasehold improvements (3 to 5 years). Depreciation and amortization expense for property and equipment, including capital leases totaled $5,332,554, $1,252,227 and $878,961 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 7: INTANGIBLES AND OTHER
Intangibles, other than goodwill, and other consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2006	2005
Intangibles, other than goodwill	$13,920,431	$3,548,075
Less: accumulated amortization	(1,829,132)	(338,388)

	12,091,299	3,209,687
Investments	1,493,869	1,512,243
Long-term deposits	159,119	134,426
Other	800,133	168,983

	$14,544,420	$5,025,339

Amortizable intangibles consist of customer listings, non-competition agreements, technology and game content derived through acquisition of IRG and United Tote. Amortization expense in 2006 and 2005 for these intangibles was $1,490,744 and $338,388, respectively. Estimated future amortization of intangibles for each of the next five years is $1,540,303, $1,414,148, $1,407,624, $1,274,045 and $1,186,551, respectively. Investments primarily consist of $1,400,000 and relate to estimated future IRG earn-out accruals.
Note 8: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2006	2005
Legal fees	$432,220	$267,398
Employee compensation, related taxes and other benefits	1,985,416	930,826
IRG accrued purchase payments	1,400,610	1,048,024
TVG arbitration award	1,249,398
Accrued interest and taxes	1,439,634
Other	2,982,219	947,377

	$9,489,497	$3,193,625

Note 9: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2006	2005
Capital lease obligations and other financing arrangements	$359,297	$797,655
Promissory notes	5,000,000
Bank revolving line of credit	990,258
Bank term loan	14,006,913
Note payable	8,502
	20,364,970	797,655
Current portion of long-term debt	8,310,920	620,000

Long-term debt, less current maturities	$12,054,050	$177,655

In February 2006, Youbet completed its acquisition of all of the outstanding stock of United Tote Company for $31.9 million plus the assumption of approximately $14.7 million of United Tote debt (primarily related to the financing of equipment that is placed with United Tote’s track customers). In conjunction with this purchase, Youbet issued three unsecured promissory notes aggregating $10.2 million in principal amount. Each promissory note bears interest at a fixed rate of 5.02% per annum, and the principal amounts are due in full at their respective maturity dates (subject to partial or full prepayment under certain circumstances).
In December 2006, Youbet entered into a placement agency agreement with ThinkEquity Partners, LLC pursuant to which ThinkEquity Partners agreed to act as Youbet’s placement agent in connection with a registered direct offering of 6.2 million shares of Youbet’s common stock at an offering price of $3.25 per share. The registered direct offering closed on December 20, 2006. The terms of the $5.2 million promissory note payable to UT Group required that Youbet promptly prepay this obligation following consummation of the offering. Youbet prepaid the $5.2 million promissory note, plus accrued and unpaid interest, on December 27, 2006. The terms of the $1.8 million promissory note and the $3.2 million promissory note provide that Youbet is required to repay these obligations in March 2007 and June 2007, respectively, as a result of the offering, subject to the offset provisions and other terms of said notes.
On July 27, 2006, Youbet entered into a new credit agreement pursuant to which the lender agreed to provide Youbet with up to $19.0 million in total borrowing capacity. In connection with Youbet’s entry into this new credit agreement, United Tote terminated its then existing credit agreement with another lender. The new credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and then outstanding principal due at maturity, July 2011. The principal of the term loan is to be repaid in 60 equal monthly installments ($3 million annually) plus interest, commencing on September 1, 2006, and continuing on the first day of each month thereafter. The lending commitments under the credit facility are scheduled to terminate on July 27, 2010.
At Youbet’s election, borrowings under the credit facility will bear interest based upon the following options: (1) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California (7.25% as of December 31, 2006), or (2) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market (5.38% as of December 31, 2006). In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of (i) Youbet and United Tote Company, as co-borrowers, and (ii) certain subsidiaries of Youbet, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on the ability of Youbet to incur indebtedness, make investments, pay dividends or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified adjusted EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio and (iv) limitations on capital expenditures. Youbet was not in compliance with either the specified free cash flow or EBITDA thresholds required under the credit agreement at December 31, 2006, and the lender has waived enforcement of its rights arising from those defaults and agreed to amend the EBITDA covenant.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, obligations under the credit agreement may be accelerated and the lending commitments terminated.
The Company has financed the purchase of certain equipment through the issuance of bank debt, promissory note and under capital leasing arrangements. The debt bears interest at rates ranging from 5.0% to LIBOR plus 3.25%. Such obligations are payable in monthly installments through May 2019.
Annual maturities for debt, including capital lease obligations as of December 31, 2006, are as follows:

Year
2007	$8,310,920
2008	3,056,879
2009	3,000,000
2010	3,000,000
2011	2,997,171

$20,364,970

Note 10: INCOME TAXES
Income tax expense (benefit) consists of the following:

	2006	2005	2004
Current
Federal	$76,000	$107,000	$44,000
State	18,000	34,000	20,000
Foreign	307,000

	401,000	141,000	64,000

Deferred
Federal	(244,000)	1,334,000	1,108,000
State	577,000	388,000	(106,000
Change in valuation allowance		(3,717,000)	(4,316,000)
	333,000	(1,995,000)	(3,314,000)

	$734,000	$(1,854,000)	$(3,250,000)

Income taxes for 2006, 2005 and 2004 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income/(loss) before taxes for those years as follows:

	2006	2005	2004
Tax expense (benefit) at U.S. statutory rate	$(441,000)	$1,371,000	$470,000
State tax (benefit) net of federal benefit	(76,000)	235,000	81,000
Foreign taxes
Amortization of intangibles	323,000
Stock based compensation	261,000
Jurisdictional penalties	254,000
Other permanent differences	86,000	231,000	70,000
Net change in valuation allowance		(3,717,000)	(4,316,000)
Expiration of California NOL	405,000
Other, net	(78,000)	26,000	445,000

	$734,000	$(1,854,000)	$(3,250,000)

The Company’s net deferred tax assets at December 31 consist of the following:

	2006	2005	2004
Deferred tax assets
Net operating loss carry forwards	$21,848,000	$20,334,000	$22,180,000
Tax credit carryforwards	226,000	178,000	57,000
Depreciation		292,000	363,000
Amortization of intangibles		630,000	727,000
Accrued expenses	1,272,000	449,000	325,000
Accounts receivable allowance	399,000
Other	4,000	55,000	8,000

	23,749,000	21,938,000	23,660,000

Deferred tax liabilities
Depreciation	(3,210,000)
Intangibles	(2,082,000)
Inventory	(31,000)

	(5,323,000)

Net deferred tax assets	18,426,000	21,938,000	23,660,000
Valuation allowance	(16,629,000)	(16,629,000)	(20,346,000)

	$1,797,000	$5,309,000	$3,314,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Management believes that the Company will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit, and therefore, that it is more likely than not that the Company will realize future benefits of these deductible net differences in the amount of $1,797,000.
The Company has tax credit carryforwards totaling $226,000. In addition, the Company has federal and state net operating loss carryforwards in the amount of $61,834,000 and $11,594,000 at December 31, 2006, which are expected to begin expiring in 2012 and 2013, respectively. However, the Company may be limited in its ability to fully utilize its net operating loss carryforwards due to ownership changes described in Internal Revenue Code Section 382.
Note 11: COMMITMENTS AND CONTINGENCIES:
Operating leases
The Company leases office and production facilities in California, Oregon, Colorado, Kentucky, Pennsylvania and Canada under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2006 are as follows:

Year	Amount
2007	$1,143,812
2008	1,097,714
2009	1,117,519
2010	718,489
2011	993,004

$5,070,539

Total rental expense was approximately $1,336,857, $1,073,217 and $830,435 for 2006, 2005 and 2004, respectively.
Capital leases
The company has capital lease arrangements for networking equipment, computer equipment, and software. Future obligations under these non-cancelable capital leases are as follows:

Year	Amount
2007	$305,761
2008	35,531

Total obligation	341,292
Less: interest portion	3,672

Total principal	$337,620

Employment Commitments
Agreement with Charles F. Champion — Effective June 16, 2003, Mr. Champion and Youbet entered into a three-year employment agreement pursuant to which Mr. Champion serves and President, Chief Executive Officer and Chairman of the Board of Youbet. Effective as of August 1, 2005, Mr. Champion and Youbet entered into the First Amendment and effective as of December 31, 2005, Mr. Champion and Youbet entered into a Second Amendment to Mr. Champion’s employment agreement. Pursuant to Mr. Champion’s employment agreement, as amended, Mr. Champion received an annual salary of $440,000 for the twelve months ended June 15, 2004, with 6% annual increases over the remaining term of the employment agreement. In addition, Mr. Champion is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Upon execution of the employment agreement, Mr. Champion received 950,000 stock options at an exercise price of $2.23, all of which immediately vested. Mr. Champion also receives a $750 per month car allowance and $60,000 duplicative living expenses per contract year. The employment agreement also provides that in the event of a change of control, as defined in the employment agreement, Mr. Champion would receive a special achievement bonus of 750,000 stock options and a severance payment equal to three years of salary and bonus.

Agreement with Gary W. Sproule — Effective January 1, 2004, Mr. Sproule and Youbet entered into an employment agreement pursuant to which Mr. Sproule agreed to serve as Senior Vice President, Operations of Youbet. Effective as of August 1, 2005, Mr. Sproule and Youbet entered into the First Amendment pursuant to which Mr. Sproule agreed to assume the position of Chief Financial Officer. Mr. Sproule’s employment agreement, as amended, will terminate two years after either Youbet or Mr. Sproule provide notice to the other of their intention to terminate the agreement. Under his employment agreement, Mr. Sproule’s annual salary was $300,000 during the first year, $325,000 during the second year and will be $325,000 during each subsequent year. Upon execution of the employment agreement, Mr. Sproule received 300,000 stock options at an exercise price of $2.49, all of which immediately vested. In addition, Mr. Sproule is eligible to receive an annual bonus to be determined by the Board in its discretion and based on attaining certain profitability goals. Mr. Sproule also receives a $750 per month car allowance and reimbursement for personal financial consulting services up to $10,000.
Agreement with David Marshall — Effective February 1, 2005, David Marshall, Inc. (DMI) and Youbet entered into a First Amended and Restated Services Agreement (the Services Agreement). Youbet has engaged DMI to retain the consulting services of David Marshall, who currently serves as a Director of Youbet. Pursuant to the Services Agreement, Mr. Marshall has agreed to provide Youbet with consulting services in the areas of strategic planning and partnering, business development, business operations, investor relations and such other areas as DMI and Youbet may agree. In exchange for Mr. Marshall’s services, Youbet (a) paid DMI a one-time renewal fee of $175,000 and an annual base fee of $275,000 (subject to annual six percent (6%) increases), and (b) provided Mr. Marshall with certain benefits consistent with those given to the Company’s senior management, such as a monthly automobile allowance and coverage under Youbet’s health and group life insurance plans. DMI will also be entitled to receive additional incentive payments (i) based upon a percentage of “Net Revenues” (as defined in the Services Agreement) collected by Youbet in connection with contracts or projects initiated by, closed with the material assistance of, or for which material assistance was provided by, Mr. Marshall, and (ii) equal to one percent (1%) of any debt or equity investment sourced directly through Mr. Marshall. The Services Agreement expires on January 31, 2008; provided, however, that the Services Agreement will renew automatically for successive one year terms until DMI or Youbet delivers a termination notice to the other party. The agreement also contains certain termination provisions that specify the payments to be made to DMI upon the death or disability of Mr. Marshall or any termination of the Services Agreement for “good reason” or with or without “cause” (as such terms are defined in the Services Agreement).
As of December 31, 2006, the aggregate minimum future compensation, exclusive of annual bonuses and/or incentives, if any, is $1,192,300, $1,243,138 and $978,777 annually for 2007, 2008 and 2009, respectively.
Employee Benefit Plan — The Company sponsors a voluntary, defined contribution 401(k) plan. The plan provides for contributions by eligible employees and matching contributions by the Company of 100% of the first 6% of the employee’s pre-tax contributions. Matching contributions made by the Company included in general and administrative expenses were $394,005, $390,854, and $371,872 for 2006, 2005, and 2004, respectively, excluding nominal administrative costs assumed by Youbet.
Note 12: CONTINGENCIES
TVG arbitration
In 2005, TVG exercised its rights under its license agreement to verify the amount of license and transaction fees payable to TVG from April 1, 2002, through and including March 31, 2005. On September 23, 2005, TVG filed a Demand for Arbitration with the American Arbitration Association in Delaware seeking certain monetary and declaratory relief. On November 16, 2006, the arbitrator issued his award. Pursuant to the award, the Company accrued TVG net damages of $997,438, after offsetting for the Company’s receipt of damages from TVG on its counter-claims in the amount of $89,834. In addition, the Company accrued $144,000 of pre-award interest and $102,983 to reimburse TVG for the fees and expenses of its auditor, and TVG paid the Company $2,798 of pre-award interest. As previously disclosed, the Company was previously unable to estimate and, therefore, did not provide for the outcome of this arbitration. The awards specified were accrued for in December 2006 and are reflected in the Company’s financial results for 2006.

Note and warrant litigation
John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein and Mr. Goldstein’s parents, and as the purported successor-in-interest to The JG Trust and The DG Trust, filed a lawsuit against various parties, including Youbet, in the U.S. Bankruptcy Court for the Southern District of Florida, and this lawsuit is now pending in the U.S. District Court of Florida. The litigation relates to Youbet’s March 21, 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of Youbet stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In 2003, after Mr. Goldstein filed a bankruptcy petition, Youbet paid the note in full and issued shares pursuant to the warrant to various parties other than the Trustee and The JG Trust. The Trustee asserts that the note and the warrant are assets of Mr. Goldstein’s bankruptcy estate. The Trustee seeks various remedies against Youbet, including: (i) the Company’s payment to the Trustee of $200,000, plus 12% interest on that sum from March 21, 2002, together with the Trustee’s attorney’s fees and costs; and (ii) a declaratory judgment that the Trustee may purchase 200,000 shares of Youbet’s common stock, at a price of $.50 per share, the exercise price provided in the warrant. Youbet is vigorously defending the litigation on various grounds, including, among other things, that: (i) The JG Trust properly assigned the note and the warrant, in whole or in part, prior to Mr. Goldstein’s bankruptcy filing; (ii) the note and warrant-whether or not assigned-do not constitute assets of Mr. Goldstein’s bankruptcy estate; and (iii) even if the note and the warrant were assets of Mr. Goldstein’s bankruptcy estate, the Trustee cannot prevail on its claims, because Youbet had neither actual notice nor actual knowledge of Mr. Goldstein’s bankruptcy when Youbet, in good faith, paid the note and issued shares pursuant to the warrant.
On May 10, 2006, the Trustee’s Fourth Amended Complaint was filed. On June 30, 2006, Youbet filed a Motion to Dismiss the Fourth Amended Complaint. On November 14, 2006, the Court entered an order denying the Motion to Dismiss. The lawsuit has been set for trial in December 2007, and discovery is proceeding. The outcome of the litigation cannot be predicted at this time.
In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has not accrued for a loss contingency relating to this proceeding because management believes that, although an unfavorable outcome may be possible, it is not considered by management to be probable or reasonably estimable, even in the form of a range of likely loss. Consistent with the Company’s accounting policy, legal defense costs will be recorded as period costs when incurred. As such, the Company has not accrued for estimated future defense costs.
UT Group make-whole provision
Under the stockholder rights agreement between Youbet and UT Group LLC, the former owner of United Tote, entered into in connection with Youbet’s acquisition of United Tote, the shares of Youbet common stock issued to UT Group are subject to a make-whole provision pursuant to which Youbet agreed to pay UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the weighted-average trading price of Youbet’s common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by Youbet and then held by UT Group on February 9, 2007. This make-whole provision would have terminated if the trading price of Youbet’s common stock met or exceeded $6.15 per share for any three consecutive trading days or if UT Group sold more than 352,700 shares in any five consecutive trading days. On January 23, 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. In the forced sale notice, Youbet agreed to and paid UT Group the aggregate make-whole payment of $4,472,726.90 in January 2007. In January 2007, when the contingency based on security prices was resolved, the Company will record an adjustment against additional paid-in capital for the aggregate make-whole provision.
Other
From time to time the Company may be a party to proceedings that are ordinary and incidental to the Company’s business. Management does not estimate that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows. Accordingly, no losses have been accrued.
Note 13: STOCKHOLDERS’ EQUITY
Youbet has issued various warrants and stock options for services rendered and to be rendered, and to obtain financing.
Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average
	Warrants	Exercise Price
Balance, January 1, 2004	17,861,874	$2.54
Warrants issued	—	—
Warrants expired	(17,066,558)	2.62
Warrants exercised	(443,953)	1.04

Balance, December 31, 2004	351,363	$0.80
Warrants issued	—	—
Warrants expired and terminated	(137,108)	0.81
Warrants exercised	(179,255)	0.64

Balance, December 31, 2005	35,000	$1.58
Warrants issued	—	—
Warrants expired	(10,000)	—
Warrants exercised	(25,000)	0.50

Balance, December 31, 2006	—	$—

Warrants exercisable at December 31, 2006	—	$—

In June 2005, Youbet’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan, which constitutes an amendment, restatement and continuation of Youbet’s 1998 Stock Option Plan. As of December 31, 2006, there were options for 4,905,659 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 11,750,000 shares.
During 2006, Youbet granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)
Stock options were granted to the then executive officers of Youbet to purchase a total of 225,000 shares of common stock at exercise price of $3.67, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

2)
Stock options were granted to other employees of Youbet to purchase a total of 678,814 shares of common stock at exercise prices ranging from $3.33 to $5.08, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

3)
Stock options were granted to directors of Youbet to purchase a total of 90,000 shares of common stock at exercise prices ranging from $3.69 to $5.08, the fair market values at the dates of grant. These options vest ratably over twelve months and are exercisable for ten years.

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

3)
Stock options were granted to directors of Youbet to purchase a total of 110,000 shares of common stock at exercise prices ranging from $4.73 to $5.99, the fair market values at the dates of grant. These options vest ratably over twelve months and are exercisable for ten years.

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

Under all plans, the stock option price per share for options granted is generally based on the market price of Youbet’s common stock on the date of grant and no option can be exercised later than ten years from the date it was granted. The stock options generally vest over four years.
At December 31, 2006, there were options outstanding to acquire 4,905,659 shares at an average exercise price of $2.61 per share. The estimated fair value of all awards granted during the year ended December 31, 2006 was $3,924,706. The fair value of each option was estimated on the date of grant using the Black-Sholes option — pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	7.3%	4.5%
Expected term (years)	7	8.6	4.4
Volatility	30.2%	40.1%	56.1%
Expected annual dividends	0	0	0
The following table summarizes the status of these plans as of December 31, 2006:

Equity Incentive Plan
Options originally available	11,750,000
Stock options outstanding	4,905,659
Options available for grant	1,911,831
Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2004	6,581,704	$1.15
Granted	817,800	3.43
Exercised	(1,034,228)	0.74
Cancelled	(95,087)	2.62
Options forfeited	(115,864)	0.55

Balance at December 31, 2004	6,154,325	$1.52
Granted	805,600	4.46
Exercised	(2,292,786)	0.93
Cancelled	(191,350)	3.34
Options forfeited	(81,417)	2.63

Balance at December 31, 2005	4,394,372	$2.30
Granted	993,717	3.95
Exercised	(259,819)	1.00
Cancelled	(222,611)	4.43

Balance at December 31, 2006	4,905,659	$2.61

As of December 31, 2006, the total compensation costs related to non-vested awards yet to be expensed was approximately $1,894,743 to be amortized over the next 4 years.
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and 2006 was as follows:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
As of December 31, 2005	Shares	Exercise Price	Life (Years)	Intrinsic Value
Employees — Outstanding	4,394,372	$2.30	5.81	$10,107,056
Employees — Expected to Vest	811,429	4.01	7.23	3,253,830
Employees — Exercisable	3,582,943	1.91	5.49	6,843,421
As of December 31, 2006
Employees — Outstanding	4,905,659	$2.61	6.06	$12,795,124
Employees — Expected to Vest	1,265,539	4.03	9.03	5,096,442
Employees — Exercisable	3,640,120	2.11	5.02	7,698,683
Additional information with respect to outstanding options as of December 31, 2006 is a follows (shares in thousands):

Options Outstanding				Options Exercisable
		Weighted
Options	Number	Average			Weighted
Exercise	of	Remaining	Weighted Average	Number of	Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.49-$0.99	1,311,235	3.74	$0.60	1,311,235	$0.60
$1.00-$1.99	131,387	1.04	1.59	106,262	1.55
$2.00-$4.99	3,313,087	7.07	3.32	2,160,953	2.97
$5.00-$6.19	149,950	8.45	5.30	61,670	5.35
The Company has elected to adopt the detailed method provided in SFAS No. 123(R) for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).
Note 14: ACQUISITIONS
IRG
The Company’s acquisition of IRG in June 2005 diversified our customer base and increased our handle. IRG provides the Company with an established market position in the rapidly growing rebate provider sector, utilized by high-volume customers that expect rebates from their provider. The rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allows us to expand our customer base with live telephone operators. IRG was recently issued a one-year license to operate a multi-jurisdictional simulcasting and interactive wagering hub by the Oregon Racing Commission.

The Company completed its acquisition of 100% of the issued and outstanding equity interests of IRG in June 2005. The purchase price paid at closing consisted of: (i) $2.0 million in cash; (ii) 55,557 shares of Youbet treasury stock, and (iii) 111,111 shares of Youbet treasury stock, subject to a restricted stock agreement.
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
As of December 31, 2005, the purchase price allocation resulted in approximately $3.3 million of identifiable intangible assets related to customer lists and non-competition agreements. A summary of the purchase price allocation through December 31, 2005 is as follows:

Purchase price allocation	June 2, 2005
Purchase price paid at closing	$3,000,000
Legal and other closing costs	341,800

$3,341,800

Cash	$535,252
Accounts receivable	1,725,669
Other current assets	10,350
Property and equipment, net	42,584
Customer list	1,668,710
Non-competition agreements	1,668,710

Total assets	5,651,275

Current liabilities	674,742
Customer deposits	1,634,733

Total liabilities	2,309,475

Total allocated purchase price	$3,341,800

The excess purchase price paid at closing over the fair value of the net assets of the acquired company was allocated equally to the customer list and non-competition agreements. No amount was recorded as goodwill. The customer list is amortized on a straight-line basis over the estimated useful lives of the various customer segments, ranging from two to ten years, with the weighted average being six years, based on the quality of each customer segment. The non-competition agreements are amortized on a straight-line basis over ten years, the term of the non-competition agreements. Any installment payments paid to the sellers based on the performance of IRG in each of the succeeding three years will be allocated to customer list, non-competition agreements and possibly goodwill.
United Tote
The acquisition of United Tote in February 2006 provides for increased diversification of our customer base and product offering as well as furthers our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 94 racing facilities in North America and 11 facilities in Korea, Mexico, Spain and other foreign markets.

In February 2006, Youbet completed its acquisition of 100% of the outstanding common stock of United Tote Company for $31.9 million plus the assumption of approximately $14.7 million of United Tote secured debt (primarily related to the financing of equipment that is placed with United Tote’s track customers), which Youbet agreed to guarantee. The acquisition provides for increased diversification of Youbet’s customer base and product offering, as well as furthers Youbet’s efforts to be the pari-mutuel industry’s leading end-to-end technology provider. Youbet financed the acquisition by delivering to United Tote’s former owner the following consideration:
•	Approximately $9.7 million in cash;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of Youbet common stock, valued at $5.50 per share.
Each promissory note bore interest at a fixed rate of 5.02% per annum, and the principal amounts are due in full at their respective maturity dates (subject to partial or full prepayment under certain circumstances). Youbet has repaid in full the $5.2 million promissory note in accordance with its terms and has set aside proceeds from a direct registered offering, which closed in December 2006, in anticipation of repaying the $1.8 million promissory note (repaid with interest on March 12, 2007) and the $3.2 million promissory note in accordance with their respective terms. For more information regarding these promissory notes and United Tote’s debt (which Youbet guaranteed in connection with the acquisition), see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations, Contingent Liabilities and Commitments.”
Youbet also agreed to a “make-whole” provision pursuant to which Youbet agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of Youbet common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, Youbet was entitled to cause UT Group to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that Youbet paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. Youbet paid UT Group the aggregate make-whole payment of $4,472,726.90 in January 2007.
The purchase price allocation resulted in approximately $7.9 million of identifiable intangible assets related to trademarks, trade names, game content and technology. A summary of the purchase price allocation through December 31, 2006 is as follows:

Purchase price allocation	December 31, 2006
Purchase price paid at closing	$31,947,509
Legal and other closing costs	603,609

$32,551,118

Cash	$159,762
Accounts receivable	3,316,961
Note receivable	258,251
Inventory	1,977,509
Other current assets	1,419,143
Property and equipment, net	20,950,214
Intangibles related to trademarks, trade names, software, game content, technology	7,874,700
Goodwill	14,858,978
Other assets	294,912

Total assets	51,110,430

Accounts payable	1,470,568
Accrued liabilities	1,844,851
Deferred revenue	398,795
Debt	14,845,098

Total liabilities	18,559,312

Total allocated purchase price	$32,551,118

The excess purchase price paid at closing over the fair value of the net assets of the acquired company was allocated to various intangibles (including trademarks, trade names, software, game content and technology) and goodwill based upon relative market values. Intangibles are amortized on a straight-line basis over the estimated useful lives of the various components, ranging from 5 to 15 years.
Bruen Productions International, Inc.
On October 9, 2006, Youbet acquired 100% of the outstanding shares of common stock of privately-held Bruen Productions International, Inc. (Bruen Productions), a full-service broadcast production company. Bruen Productions specializes in the creation of marketing and advertising campaigns which leverages their broadcast and internet audio/visual capabilities, pod cast production and consulting experience, and direct response marketing expertise including WEBmercial production. Youbet now has the ability to produce creative content that can benefit its core offerings and reduce operating costs in this area.
Youbet financed the acquisition with the issuance of $162,000 in common stock held in treasury, payable in four installments over the next three years and the assumption of approximately $174,000 of debt. Youbet issued 13,953 shares in October 2006 as the first installment.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Bruen Productions International, Inc. acquisition. The purchase price allocation resulted in approximately $383,682 of identifiable intangible assets related to goodwill.

Purchase price allocation	October 9, 2006
Purchase price paid at closing	$220,136
Legal and other closing costs	67,817

$287,953

Cash	$6,360
Accounts receivable	69,258
Other current assets	12,799
Property and equipment, net	21,603
Goodwill	383,682

Total assets	493,702

Accounts payable	16,500
Accrued liabilities and other	65,186
Loans payable	124,063

Total liabilities	205,749

Total allocated purchase price	$287,953

Pro Forma Impact of Acquisitions
The following unaudited pro forma financial information for 2006, 2005 and 2004 presents the consolidated operations of the Company as if all the forgoing acquisitions had been made on January 1, 2004, after giving effect to certain pro forma adjustments as of the respective acquisition dates. The unaudited pro forma financial information should not be used to project the Company’s results of operations for any future period:

	December 31,
	2006	2005	2004
Revenue	$136,682,609	$119,418,939	$106,788,707
Net income	(2,030,967)	6,002,183	7,575,701
Earnings per share
- Basic	(0.06)	0.19	0.25
- Diluted	(0.06)	0.17	0.22

Note 15: SEGMENT REPORTING
As a result of the acquisition of United Tote, the Company began operating as two reportable segments beginning in 2006, each of which the Company operates and manages as a strategic business unit. The Company’s (ADW) segment consists of the combined operations of Youbet, IRG and Bruen, and the Company’s Totalizator segment consists of the operations of United Tote.
The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the summary of significant accounting policies. Company management evaluates a segment’s performance based upon its individual financial results of operations. Sales to customers located outside the United States primarily relate to totalizator services and are immaterial.
Information for the Company’s ADW segment for 2005 and 2004, which was the only segment in those years, is presented for comparative purposes.

Revenue	2006	2005	2004
ADW segment	$113,833,829	$88,836,923	$65,249,114
Totalizator segment	23,885,149
Intercompany eliminations	(1,036,369)

	$136,682,609	$88,836,923	$65,249,114

Revenue by Geographic Area	2006	2005	2004
United States	$134,591,347	$88,836,923	$65,249,114
International	2,091,262

	$136,682,609	$88,836,923	$65,249,114

Reconciliation of Income(Loss) before Income Taxes	2006	2005	2004
Income (loss) from operations
- ADW segment	$(1,269,595)	$3,085,298	$1,235,848
- Totalizator segment	658,577

	(611,018)	3,085,298	1,235,848
Interest income	547,406	581,286	154,446
Interest expense	(1,956,668)	(81,376)	(15,373)
Other	723,390	252,110	6,413

	$(1,296,890)	$3,837,318	$1,381,334

Capital Spending	2006	2005	2004
ADW segment	$2,304,725	$2,421,679	$1,359,243
Totalizator segment	4,431,082

	$6,735,807	$2,421,679	$1,359,243

Depreciation and Amortization	2006	2005	2004
ADW segment	$2,527,419	$1,590,615	$2,286,408
Totalizator segment	4,295,879

	$6,823,298	$1,590,615	$2,286,408

Total Assets	2006	2005	2004
ADW segment	$50,280,224	$40,828,844	$25,441,820
Totalizator segment	55,324,787

	$105,605,011	$40,828,844	$25,441,820

SCHEDULE II
YOUBET.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Additions
	Balance at	Charged	Charged				Balance at
	beginning	to cost and	to other				end of
Description	of period	expenses	accounts		Deductions		Period
Fiscal 2006
Allowance for doubtful accounts receivable	$346,000	$173,000		$1,293,861		$—	$1,812,861
Allowance for doubtful notes receivable				$76,423			$76,423
Allowance for inventory valuation allowance				$521,101			$521,101
Deferred tax asset valuation allowance	$16,629,000	$	$		$		$16,629,000
Fiscal 2005
Allowance for doubtful accounts receivable	$526,457	$—		$—		$(180,457)	$346,000
Deferred tax asset valuation allowance	$20,346,000	$(3,717,000)	$		$		$16,629,000
Fiscal 2004
Allowance for doubtful accounts receivable	$553,600	$		$—		$(27,143)	$526,457
Deferred tax asset valuation allowance	$24,662,000	$(4,316,000)	$			$—	$20,346,000

EXHIBIT INDEX

Exhibit
Number	Description
10.16	First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent.

23.1	Consent of Piercy Bowler Taylor & Kern.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.