Form 10-Q
period 2007-03-31
YOUBET COM INC
filed 2007-05-10
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2007
Commission File Number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5901 De Soto Avenue
Woodland Hills, California 91367
(Address of principal executive offices)
(818) 668-2100
(Registrant’s telephone number, including area code)
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
Yes ☐       No ☑
As of April 30, 2007, the issuer had approximately 42,026,725 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2007
Preliminary Note
This Quarterly Report on Form 10-Q is for the three-month period ended March 31, 2007. This quarterly report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Quarterly Report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,690	$21,051
Current portion of restricted cash	5,169	4,862
Accounts receivable, net	11,770	13,287
Inventory, net	2,391	2,587
Prepaid expenses and other current assets	1,696	1,072
Current portion of deferred tax asset	1,164	2,367

	37,880	45,226
Property and equipment, net	30,221	30,110
Intangible assets other than goodwill, net	13,538	13,369
Goodwill	15,243	15,243
Deferred tax asset	927	—
Other assets	1,539	1,657

	$99,348	$105,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$11,955	$13,759
Current portion of long-term debt	6,408	8,311
Accrued expenses	7,975	9,489
Customer deposits	9,839	8,441
Deferred revenues	536	207

	36,713	40,207
Long-term debt, net of current portion	12,385	12,054
Deferred tax liability	—	570

	49,098	52,831

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,454,480 and 42,118,446 shares issued	42	42
Additional paid-in capital	133,487	137,597
Accumulated deficit	(81,969)	(83,555)
Accumulated other comprehensive loss	(10)	(10)
Treasury stock (443,062 shares at cost)	(1,300)	(1,300)

	50,250	52,774

	$99,348	$105,605

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Commissions	$28,846	$23,921
Contract revenues	5,102	2,852
Equipment sales	120	136
Other	915	847

	34,983	27,756

Operating costs and expenses
Track fees	14,625	11,578
Licensing, TVG	2,823	3,104
Contract costs	3,841	1,934
Equipment costs	88	89
Network operations	1,298	1,284
Research and development	927	766
Sales and marketing	2,421	2,071
General and administrative	5,479	4,417
Depreciation and amortization	1,878	1,140

	33,380	26,383

Income from operations	1,603	1,373

Other income (expense)
Interest income	199	157
Interest expense	(456)	(188)
Other	10	102

	(247)	71

Income before income tax expense or benefit	1,356	1,444
Income tax benefit (expense)	230	(94)

Net income	$1,586	$1,350

Income per share — basic and diluted	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$1,586	$1,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	1,449	896
Amortization of intangibles	429	244
Stock-based compensation	175	202
Provision for doubtful accounts	280	—
Increase in operating (assets) liabilities	(1,972)	138

Net cash provided by operating activities	1,947	2,830

Investing activities
Cash paid for United Tote Company, net of cash acquired in 2006 of $160	(4,473)	(10,094)
Purchases of property and equipment	(1,560)	(1,088)
Decrease in restricted cash	108	1,019
Increase in restricted cash	—	(250)
Other	—	38

Net cash used in investing activities	(5,925)	(10,375)

Financing activities
Proceeds from long-term debt	1,081	—
Repayment of long-term debt	(2,653)	(723)
Proceeds from exercise of stock options and warrants	277	97
Costs of prior period common stock issuance	(88)	—

Net cash used in financing activities	(1,383)	(626)

Foreign currency translation adjustment	—	(11)

Decrease in cash and cash equivalents	(5,361)	(8,182)
Cash and cash equivalents, beginning of period	21,051	16,686

Cash and cash equivalents, end of period	$15,690	$8,504

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006
Note 1: Basis of Presentation
The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. For further information, please refer to the consolidated financial statements and the related notes included in our Form 10-K for the fiscal year ended December 31, 2006, previously filed with the SEC, from which the balance sheet information as of December 31, 2006 was derived.
The consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise, and Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries are collectively referred to as “United Tote,” unless the context requires otherwise. Another subsidiary, Bruen Productions International, Inc. is referred to as “Bruen.” All significant inter-company accounts and transactions have been eliminated in consolidation.
These statements involve the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain minor reclassifications in prior period balances have been made to conform to the current period presentation, with no effect on current assets or total assets.
Note 2: Earnings Per Share
Basic earnings per share are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The following is a reconciliation of the numerators and denominators of the net income per share (“EPS”) computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007			2006
		Weighted			Weighted
		Average			Average
	Net Income	Shares	EPS	Net Income	Shares	EPS

EPS — Basic	$1,586	41,695	$0.04	$1,350	34,208	$0.04
Effect of dilutive securities	—	1,295	—	—	2,170	—

EPS — Diluted	$1,586	42,990	$0.04	$1,350	36,378	$0.04

Note 3: Detail of Selected Balance Sheet Accounts:

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Accounts receivable, net:
Track receivables	$11,815	$12,512
Player receivables	1,082	1,249
Other	429	1,339

	13,326	15,100
Less: allowance for doubtful accounts	(1,556)	(1,813)

	$11,770	$13,287

Inventory, net:
Totalizator components	$1,716	$1,498
Work in process	190	130
Ticket stock	488	493
Finished goods	515	987

	2,909	3,108
Less: allowance for obsolescence	(518)	(521)

	$2,391	$2,587

Property and equipment, net:
Pari-mutuel equipment	$22,734	$21,668
Computer equipment	14,080	14,138
Software	4,675	4,386
Leasehold improvements	3,183	3,130
Office furniture, fixtures and equipment	603	576

	45,275	43,898
Less: accumulated depreciation and amortization	(15,054)	(13,788)

	$30,221	$30,110

Intangibles assets other than goodwill, net:
Developed technology	$3,805	$3,805
Non-compete agreements	3,936	3,636
Customer lists	3,936	3,636
Trademarks	3,400	3,400
Other	721	721

	15,798	15,198
Less: accumulated amortization	(2,260)	(1,829)

	$13,538	$13,369

Note 4: Debt
Debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Promissory notes	$3,200	$5,000
Bank revolving line of credit	2,081	990
Bank term loan	13,257	14,007
Capital lease obligations and other	255	368

	18,793	20,365
Less: short-term debt and current portion of long-term debt	(6,408)	(8,311)

Long-term debt, less current maturities	$12,385	$12,054

In February 2006, Youbet completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, Youbet issued three unsecured promissory notes to United Tote’s former owner aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. Youbet currently anticipates repaying the remaining $3.2 million note in June 2007.
In July 2006, Youbet entered into a new credit agreement pursuant to which the lender agreed to provide Youbet with up to $19.0 million in total borrowing capacity. The credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity in July 2011. The principal of the term loan is to be repaid in 60 equal monthly installments ($3 million annually) plus interest, which commenced on September 1, 2006. The lending commitments under the credit facility are scheduled to terminate in July 2010.
Note 5: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on management’s evaluation, Youbet concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48.
The Company’s FIN 48 evaluation was performed for the years 2003 through 2006, which are the years that remain subject to examination by major tax jurisdictions as of March 31, 2007. The Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of this audit is uncertain, however, in light of the hold-back provisions of the United Tote acquisition agreement, management believes there is no material tax liability exposure to the Company.
At March 31, 2007, the Company had federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amounts of approximately $60.0 million and $10.0 million, respectively, which are expected to begin expiring in 2012 and 2013, respectively, and has reflected a net deferred tax asset of approximately $2.1 million in the accompanying consolidated balance sheets. Management believes that the Company will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit and, therefore, it is more likely than not that the Company will realize future benefits of these deductible net differences in the amount of approximately $2.1 million. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2007 in determining the tax rate applied to the current quarter. Although management believes the expectations reflected in its estimates are based upon reasonable assumptions, they are based on the information currently available to management, and the Company can give no assurance that actual results will not differ materially from these expectations.

Changes in deferred tax activity for the quarter ended March 31, 2007 created an income tax benefit of $295,000, which more than offset all current quarter income tax expense and resulted in a current quarter income tax benefit of $230,000.
Note 6: Contingencies
Note and warrant litigation
As previously reported, the Company has been the defendant in a lawsuit filed by John P. Barbee, as Trustee for the bankruptcy estate of Jamie Goldstein and Mr. Goldstein’s parents, and as the purported successor-in-interest to The JG Trust and The DG Trust, in the U.S. Bankruptcy Court for the Southern District of Florida. The litigation related to Youbet’s March 2002 issuance of a promissory note for $200,000 and a common stock warrant for 200,000 shares of Youbet common stock to The JG Trust, an entity in which Mr. Goldstein allegedly held a beneficial interest. In April 2007, Youbet agreed to settle this lawsuit for $25,000 in exchange for dismissal, and this settlement has been accrued in the accompanying financial statements for the quarter ended March 31, 2007.
Other
From time to time the Company may be a party to proceedings that are ordinary and incidental to the Company’s business. Management does not estimate that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows. Accordingly, no losses have been accrued.
Note 7: Stockholders’ Equity
Stock options
As of March 31, 2007, options to purchase approximately 9,965,000 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 11,750,000 shares. Information with respect to stock option activity for the three months ended March 31, 2007 is summarized below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
	(in thousands)
Balance at December 31, 2006	4,906	$2.61
Options granted	160	3.69
Options exercised	(336)	0.82
Options cancelled	(35)	3.78

Balance at March 31, 2007	4,695	2.76

Additional information about outstanding options to purchase the Youbet’s common stock at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Shares	Exercise	Contractual	Shares	Exercise
	(in thousands)	Price	Life (years)	(in thousands)	Price
Range of Exercise Prices:
$0.49 to $1.00	1,010	$0.55	4.5	1,010	$0.55
$1.49 to $1.99	1,413	2.26	5.0	1,400	2.26
$2.74 to $3.99	1,117	3.53	8.2	283	3.12
$4.00 to $4.99	1,008	4.47	7.9	593	4.44
$5.00 to $6.19	147	5.30	8.2	63	5.34

Total at March 31, 2007	4,695	2.76	6.4	3,349	2.26

Note 8: United Tote Acquisition
On February 10, 2006, the Company acquired all of the issued and outstanding common stock of United Tote Company, a leading supplier of totalizator systems (the systems that process wagers and payouts), terminals and other pari-mutuel wagering services. Accordingly, the operations of United Tote have been included in the Company’s consolidated financial statements since that date.
Pursuant to the terms of the amended stock purchase agreement, Youbet paid aggregate consideration valued at approximately $31.9 million, which consisted of:
•	$9.75 million in cash;

•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and
•	2,181,818 shares of Youbet common stock that were subject to a “make-whole” provision which valued such shares at $5.50 per share.
Under the terms of a “make-whole” provision, Youbet agreed to pay to United Tote’s former owners (“UT Group”) a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of Youbet common stock for a five trading-day period in February 2007, multiplied by the number of shares then held by UT Group. Under the stockholder rights agreement, Youbet was entitled to cause UT Group to sell some or all of the Youbet shares on or before that measurement period if the trading price was below $5.50 per share, provided that Youbet reimbursed UT Group for any difference between the selling price and $5.50 per share. In January 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock, and following the sale, Youbet paid an aggregate make-whole amount of approximately $4.5 million, which was recorded as an adjustment to additional paid-in capital.
The assets and liabilities of United Tote have been recorded at their fair value. The final purchase price allocation resulted in approximately $7.9 million of specifically identifiable intangible assets, including trademarks and trade names, software, game content and technology, with estimated useful lives ranging from five to 15 years. The annual amortization of these assets is expected to be approximately $0.7 million. Goodwill of $14.9 million was also recorded.
The following unaudited pro forma financial information for the three months ended March 31, 2006 presents the consolidated operations of the Company as if the United Tote acquisition occurred on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of that date. The unaudited pro forma financial information for the three months ended March 31, 2006 is provided for informational purposes only and does not necessarily represent the results that would have been reported had the acquisition occurred as of January 1, 2006 and is not intended to project the Company’s results of operations for any future period (in thousands, except per share amounts):

	Pro forma	As reported
Revenue	$30,100	$27,756
Net income	$1,100	$1,350

Earnings per share — basic and diluted	$0.03	$0.04

Note 9: Segment Reporting
Since the acquisition of United Tote, the Company has operated as two reportable segments. The Company’s advance deposit wagering segment consists of the combined operations of Youbet, IRG and Bruen, and its totalizator services segment consists of the operations of United Tote.

	Three Months Ended
	March 31,
	2007	2006
	(unaudited, in thousands)
Revenue
Advance deposit wagering segment	$30,010	$24,769
Totalizator services segment	5,401	3,074

	35,411	27,843
Intersegment eliminations	(428)	(87)

	$34,983	$27,756

Revenue by Geographic Area
United States	$34,574	$27,148
International	409	608

	$34,983	$27,756

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations
Advance deposit wagering segment	$2,829	$1,591
Totalizator services segment	(1,226)	(218)

	1,603	1,373
Interest income	199	157
Interest expense	(456)	(188)
Other	10	102

Income before income tax expense or benefit	$1,356	$1,444

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$44,098	$50,280
Totalizator services segment	55,250	55,325

	$99,348	$105,605

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; and other factors described in our annual report on Form 10-K for the year ended December 31, 2006, this quarterly report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet is a leading online advance deposit wagering, or ADW, company focused on horse racing primarily in the U.S.
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
Our acquisition of International Racing Group, or IRG, in June 2005 diversified our customer base and increased our handle. IRG has an established market position in the rapidly growing rebate provider sector, utilized by high-volume customers that expect rebates from their provider. The rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allowed us to expand our customer base with live telephone operators.
Our acquisition of United Tote Company in February 2006 further diversified our customer base and product offerings and furthers our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in Korea, Mexico, Spain and other foreign markets.

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
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreements with Television Games Network, or TVG (which agreement provides content to Youbet but not to IRG), Magna Entertainment Corporation (which we expect to be terminated in May 2007, see “ — Competition” for more information) and various independent racetracks, we receive a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees, coupled with tote service revenue, represent our primary revenue stream. We expect the majority of our future revenue to be in the form of fees from pari-mutuel wagering and tote service revenue. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
Allowance for doubtful accounts
We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts represent allowances for trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their estimated net realizable value. We record these allowances as a charge to general and administrative expenses based on estimates related to the following factors:
•	customer-specific allowance;
•	amounts based upon an aging schedule; and
•	an estimated amount, based on our historical experience, for issues not yet identified.
Inventory obsolescence
We regularly review inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.
Valuation of long-lived and intangible assets
Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles.
Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value was estimated by independent appraisals and other valuation techniques. Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.
If we determine that the carrying value of long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a non-cash charge to the statements of operations, together with an equal reduction of the related asset.

Intangibles, such as licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. We amortize IRG’s customer list on a straight-line basis over the estimated useful lives of the various customer segments, based on the quality of each customer segment. We amortize the non-competition agreements on a straight-line basis over 10 years, the term of the non-competition agreements. We re-assess the amortization lives on a regular basis and consider potential adjustment.
Internally developed software
The capitalization of software development costs under the provisions of Statement of Position 98-1, or SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires judgment in determining when a project has reached and concluded the development stage and the period over which the company expects to benefit from the use of that software. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two to four years. We regularly review the carrying value and amortization lives of capitalized software development costs, and we recognize a non-cash charge if the estimated value of future benefit related to an asset falls below its unamortized cost.
Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and therefore does not require new fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS Nos. 157 and 159 will become effective for us on January 1, 2008. We do not believe the adoption of SFAS Nos. 157 or 159 will have a material impact on our future financial position, results of operations or cash flows.
Results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006
Revenues
Total revenues increased $7.2 million, or 26%, for the first quarter of 2007 compared to the first quarter of 2006. Commissions on ADW increased approximately $4.9 million, or 20%, as a result of increased handle, and totalizator segment revenues increased $2.3 million largely due to including a full quarter’s results for United Tote (acquired in mid-February 2006) in 2007. The increase in our ADW segment reflects a $1.9 million increase in Youbet revenues and a $3.0 million increase in IRG revenues, and our November 2006 acquisition of Bruen accounted for the balance.
Total handle for the three months ended March 31, 2007 was $201.6 million, an increase of $55.1 million, or 38%, with Youbet and IRG experiencing increases of 10% and 101%, respectively, from the 2006 period, which we believe was driven primarily by computer robotic wagering initiatives at IRG and more aggressive marketing activities, including player award programs, initiated in the second quarter of 2006.
Youbet and IRG’s total blended yield, defined as commission revenue less track and licensing fees (each as calculated in accordance with generally accepted accounting principles and presented in our consolidated statements of operations) as a percentage of handle, was 5.6% in the first quarter of 2007, down from 6.3% in the first quarter 2006, reflecting the impact of the lower yielding, but faster growing, IRG handle. In the first quarter of 2007, we generated a 8.1% yield on Youbet handle and a 2.4% yield on IRG handle, compared to 7.8% and 2.7%, respectively, in the first quarter of 2006, due largely to changes in year-over-year track mix, contract terms and reduced win bonus payments. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.

Operating expenses
Track fees: Track fees increased $3.0 million, or 26%, in the first quarter of 2007 compared to the first quarter of 2006. The increase is consistent with the increased handle and revenues, particularly in higher fee operations at IRG. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board and the Oregon Racing Commission.
Licensing, TVG: For the three months ended March 31, 2007, these fees decreased $0.3 million, or 9%, compared to the first quarter of 2006, primarily due to decreased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable under our licensing agreement with TVG.
Contract costs: Contract costs increased $1.9 million, or 99%, in the first quarter of 2007 compared to the first quarter of 2006 largely because of the timing of the mid-February 2006 acquisition of our United Tote subsidiary. Contract costs are primarily the costs associated with providing totalizator services at race tracks. Youbet did not have these costs prior to the United Tote acquisition.
Network operations: Network operations expense of $1.3 million was unchanged from the first quarter of 2006. Network operations expense consists of costs for salaries, data center management, telecommunications and various totalizator fees.
Research and development: Research and development expense increased $0.2 million, or 21%, in the first quarter of 2007 compared to the first quarter of 2006. The 2007 increase was primarily due to a full quarter’s research and development expense at United Tote, which was acquired in the middle of the first quarter of 2006. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense increased $0.4 million, or 17%, in the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily all in the Youbet business and results from increased international and domestic business development efforts and increased marketing programs, including expenses associated with our arrangements with CBS SportsLine.com and ESPN.com. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense increased $1.1 million, or 24%, in the first quarter of 2007 compared to the first quarter of 2006. The 2006 acquisitions of United Tote and Bruen accounted for essentially all of that increase. Such expenses include payroll-related costs, transaction processing fees and professional consulting fees. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will ordinarily decline. Accordingly, general and administrative expenses, as a percentage of total revenues, declined to 15.7% in the first quarter of 2007 from 16.0% in the first quarter of 2006.
Depreciation and amortization: Depreciation and amortization increased $0.7 million, or 65%, compared to the first quarter of 2006. This increase was primarily due to a full quarter’s depreciation expense and intangible amortization expense at United Tote, which was acquired in the middle of the first quarter of 2006.
Interest expense: Interest expense increased to $0.5 million in the first quarter, compared to $0.2 million in the first quarter of 2006. The increase is primarily due to interest expense related to our credit facility and, to a lesser extent, the unsecured promissory notes issued in connection with our acquisition of United Tote.
Liquidity and capital resources
During the first three months of 2007, we funded our operations primarily with net cash provided by operating activities. As of March 31, 2007, we had net working capital of $1.2 million, compared to $5.0 million at December 31, 2006 (including the current portion of our deferred tax assets). As of March 31, 2007, we had $15.7 million in cash and cash equivalents, $5.2 million in restricted cash and $18.8 million in debt.
Net cash provided by operating activities for the three months ended March 31, 2007 of $1.9 million, decreased by $0.9 million from the $2.8 million provided by operating activities in the 2006 quarter, primarily due to payment of a $1.2 million arbitration award to TVG in the 2007 quarter.
Net cash used in investing activities for the three months ended March 31, 2007 and 2006 primarily consisted of net cash paid in connection with the United Tote acquisition in both periods. More specifically, in the first quarter of 2007, we made a one-time “make-whole” payment of $4.5 million to United Tote’s former owners as required under the acquisition agreement while, in the first quarter of 2006, we paid the $10.1 million cash portion of the purchase price.

Net cash used in financing activities in the first quarter of 2007 increased by $0.7 million compared to 2006 primarily due to the first quarter 2007 repayment of a $1.8 million promissory note issued in connection with the United Tote acquisition.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. During the second quarter of 2007, we expect to repay the third and final promissory note issued in connection with our acquisition of United Tote, which has an aggregate principal amount of $3.2 million and accrued interest of $0.2 million as of March 31, 2007. In addition, the former owners of IRG are entitled to certain earn-out payments based on IRG’s future performance. Although the earn-out for this year is not definitively determined until June, we have accrued $2.0 million towards this year’s earn-out as of March 31, 2007. See “—IRG earn-out” for more information. Our board of directors has also authorized the repurchase of up to $10.0 million of shares of our common stock through March 2009.
Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, generates sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities and fund our expansion plans consistent with our anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30.0 million, or up to approximately $36.0 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Credit facility
In July 2006, we entered into a new credit agreement pursuant to which the lender agreed to provide us with up to $19.0 million in total borrowing capacity, consisting of a $4.0 million revolving line of credit and a $15.0 million term loan. Proceeds from the term loan were drawn at closing to repay the former United Tote credit facility, which we guaranteed in connection with our acquisition of United Tote. The principal of the term loan is to be repaid in 60 equal monthly installments, which commenced in September 2006. The lending commitments under the credit facility are scheduled to terminate in July 2010. At March 31, 2007, we owed $13.3 million under the term loan and $2.1 million under the revolving credit facility.
At our election, borrowings under the credit facility bear interest based upon the following options: (i) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (ii) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of Youbet and United Tote, as co-borrowers, and certain of our subsidiaries, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures. As previously disclosed, in March 2007, we amended certain financial covenants of our credit agreement, and as of March 31, 2007, we were in compliance with the covenants under the credit agreement, as amended.
United Tote “make-whole” provision
Under the terms of a stockholder rights agreement entered in connection with the United Tote acquisition, the shares issued to United Tote’s former owners (UT Group) were subject to a “make-whole” provision, pursuant to which we agreed to pay a one-time cash payment to UT Group equal to the amount by which $5.50 exceeds the average trading price of Youbet common stock for a five trading-day period in February 2007, multiplied by the number of shares then held by UT Group. Under the “make-whole” provision, Youbet was entitled to cause UT Group to sell some or all of the Youbet shares on or before that measurement period if the trading price was below $5.50 per share, provided that Youbet reimbursed UT Group for any difference between the selling price and $5.50 per share. In January 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock, and we paid an aggregate “make-whole” amount of approximately $4.5 million, which we recorded as an adjustment to additional paid-in capital.

IRG
We acquired IRG in June 2005. Under the IRG stock purchase agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the handle and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $1.5 million in additional payments based on IRG’s operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. We may take specified offsets against certain of these payments. As of March 31, 2007, we had accrued $2.0 million for the second periodic maximum earn-out payment of $2.4 million, payable on or about August 31, 2007. The precise payment is subject to adjustment and continued performance through June 1, 2007.
Potential repurchase of equity securities (stock buy-back)
In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock and, in April 2007, we reached an agreement with our lender to amend our credit agreement to allow repurchases in those aggregate amounts. Share repurchases will be administered by a special committee of directors, must be made on or before March 31, 2009, but may not be made at any time we are in default under the terms of the credit agreement or do not meet certain liquidity thresholds. We plan to use cash on hand and cash flow provided by operating activities to fund the share repurchases from time to time.
Competition
As reported in our Form 10-K for the year ended December 31, 2006, we believe that our principal domestic competitor in the interactive, pari-mutuel gaming market is TVG, which operates an ADW website and the Television Games Network.
In March 2007, Magna Entertainment and Churchill Downs announced that they had formed a joint venture called TrackNet Media Group LLC through which the companies’ horse racing content will be available to each other’s various distribution platforms, including Magna’s existing ADW platform, a Churchill Downs-owned ADW platform currently under development and to third parties, including racetracks, casinos and other ADW providers such as Youbet. TrackNet will also purchase horse racing content to make available through its partners’ respective distribution platforms. Aside from its namesake, at which the Kentucky Derby is held, Churchill Downs also owns and operates Arlington Park and several other horse racetracks, and Magna owns horse racetracks throughout North America, including Santa Anita Park, Gulfstream Park and Pimlico Race Course, home of The Preakness Stakes. Magna also owns AmTote International, Inc., a provider of totalizator services.
In 2006, nearly 45% of our handle was at racetracks where content is controlled by TVG and approximately 25% was at venues where the content is controlled by Magna.
In April 2007, TrackNet announced that it would not allow us to carry Magna and Churchill Downs content, including the 2007 Kentucky Derby, unless we agreed to stop offering the content we have been sublicensing from TVG, which we could not agree to do. As a result of the current impasse in our negotiations, we were unable to offer wagering on the 2007 Kentucky Derby and are presently unable to offer wagering on Churchill Downs and Arlington Park horse racing, which we expect will have an adverse effect on revenues during the second quarter 2007 and possibly beyond.
We have an agreement with Magna to carry their content through the end of May 2007. As a result of the TrackNet joint venture, however, unless we come to an agreement with TrackNet, we do not expect to be carrying Magna content after May 2007. TrackNet is a new joint venture and our negotiations with TrackNet are at an early stage. Accordingly, it is difficult to assess whether we can come to an agreement with TrackNet regarding their horse racing content as well as the overall effect that the joint venture will have on our business and our other relationships with content providers such as TVG. TrackNet has announced that it is attempting to negotiate content-sharing arrangements with TVG, but those have not been completed. These negotiations with TVG may result in our ability to carry Magna and Churchill Downs content. Depending on developments between TrackNet and TVG or further discussions we have with TrackNet and its joint venture partners, however, we can not presently estimate the overall impact that the loss of Magna and Churchill Downs content will have on our business.

NYRA bankruptcy
The New York Racing Association, or NYRA, is the nonprofit operator of Aqueduct Racetrack, Belmont Park and Saratoga Race Course. In November 2006, NYRA filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. At March 31, 2007, we had outstanding accounts receivable from NYRA of approximately $0.3 million, against which we had not recorded a reserve.
Item 3. Quantitative and qualitative disclosures about market risk
No material changes during the quarter ended March 31, 2007.
Item 4. Controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by Youbet in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
As reported in our Annual Report on Form 10-K for the year ended December 31, 2006 (filed on March 16, 2007), management identified three groups of control deficiencies, each of which was deemed to constitute a material weaknesses in our internal accounting control over financial reporting as of December 31, 2006. Specifically, the control deficiencies were grouped as follows:
•	Pervasive control deficiencies across key Committee of Sponsoring Organizations of the Treadway Commission components, including information technology general controls (ITGC), information technology (IT) application controls, and business processes.
•	Pervasive control deficiencies across key ITGC categories relating to IT operations, planning and management.
•	Control deficiencies across key business processes at all operating units.
As a result of these material weaknesses, management concluded that Youbet’s internal control over financial reporting was not effective as of December 31, 2006. During the three months ended March 31, 2007, and through the date of this Quarterly Report on Form 10-Q, we have begun to implement additional controls and procedures, as outlined in “Management’s Report on Internal Controls Over Financial Reporting” in our 2006 Annual Report on Form 10-K, intended to remediate the material weaknesses discussed above and are continuing to assess additional controls that may be required to remediate these weaknesses.
As of March 31, 2007, our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). As part of its evaluation, management evaluated whether the control deficiencies related to the previously reported material weaknesses in internal control over financial reporting continue to exist. Although Youbet has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that the material weaknesses have been remediated. Accordingly, Youbet management has determined that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of March 31, 2007. Accordingly, management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that Youbet’s disclosure controls and procedures were not effective as of March 31, 2007.
Notwithstanding the identified control deficiencies, management has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, Youbet’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Other than the changes referred to above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information
Item 1. Legal proceedings
For an update on a legal proceeding, refer to Note 6: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
Our Annual Report on Form 10-K for the year ended December 31, 2006 included risk factors captioned:
•	We face strong competition from the Television Games Network and others.
•	Our inability to retain our relationships with our content providers would have a material adverse effect on our business.
•	Our inability to collect revenue due to the NYRA bankruptcy could reduce our revenue and cause our businesses to suffer.
For updates on these matters, see “Competition” and “NYRA bankruptcy” in Part I, Item 2 of this Form 10-Q.
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

3.2	Amended and Restated Bylaws of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K of Youbet.com, Inc. filed April 20, 2007).

10.1
Credit Agreement, dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K filed July 28, 2006).

10.2
First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent (incorporated by reference to Exhibit 10.16 to Youbet’s Form 10-K for the year ended December 31, 2006).

10.3
Consent to Stock Repurchase, dated April 10, 2007, between Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to Youbet’s Current Report on Form 8-K filed April 11, 2007).

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

YOUBET.COM, INC.
May 10, 2007	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

May 10, 2007	By:	/s/ Gary W. Sproule
Gary W. Sproule
Chief Financial Officer