Form 10-Q
period 2007-06-30
YOUBET COM INC
filed 2007-08-09
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2007
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
Yes ☐    No ☑
As of July 31, 2007, the issuer had 42,119,743 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2007
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and six-month periods ended June 30, 2007. This quarterly report modifies and supersedes documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Condensed consolidated financial statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,247	$21,051
Current portion of restricted cash	5,600	4,862
Accounts receivable, net	11,047	13,287
Inventory	2,421	2,587
Prepaid expenses and other current assets	1,551	1,072
Current portion of deferred tax asset	1,153	2,367

	40,019	45,226
Property and equipment, net	29,277	30,110
Intangible assets other than goodwill, net	14,403	13,369
Goodwill	15,243	15,243
Deferred tax asset	1,117	—
Other assets	1,385	1,657

	$101,444	$105,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$12,788	$13,759
Current portion of long-term debt	7,000	8,311
Accrued expenses	9,017	9,489
Customer deposits	8,683	8,441
Deferred revenues	570	207

	38,058	40,207
Long-term debt, net of current portion	13,235	12,054
Deferred tax liability	—	570

	51,293	52,831

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,531,430 and 42,118,446 shares issued	42	42
Additional paid-in capital	133,739	137,597
Accumulated deficit	(82,326)	(83,555)
Accumulated other comprehensive loss	(4)	(10)
Treasury stock, 443,062 common shares at cost	(1,300)	(1,300)

	50,151	52,774

	$101,444	$105,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Commissions	$29,365	$30,892	$58,211	$54,813
Contract revenues	6,571	6,863	11,673	9,715
Equipment sales	394	816	514	951
Other revenues	971	1,019	1,886	1,867

	37,301	39,590	72,284	67,346

Cost of revenues
Track fees	13,664	14,782	28,289	26,360
Licensing fees	5,617	6,176	8,440	9,280
Network operations	1,384	1,516	2,682	2,800
Contract costs	4,401	3,858	8,242	5,792
Cost of equipment sales	121	444	209	533

	25,187	26,776	47,862	44,765

Gross profit	12,114	12,814	24,422	22,581

Operating expenses
General and administrative	4,868	5,575	10,347	9,992
Sales and marketing	3,905	2,482	6,326	4,553
Research and development	919	909	1,846	1,675
Depreciation and amortization	2,429	1,730	4,307	2,870

	12,121	10,696	22,826	19,090

Income (loss) from operations	(7)	2,118	1,596	3,491
Interest income	185	129	384	286
Interest expense	(562)	(533)	(1,018)	(721)
Other income	9	493	19	595

Income (loss) before income taxes (benefit)	(375)	2,207	981	3,651
Income taxes (benefit)	(18)	12	(248)	106

Net income (loss)	$(357)	$2,195	$1,229	$3,545

Earnings (loss) per share — basic	$(0.01)	$0.06	$0.03	$0.10

Earnings (loss) per share — diluted	$(0.01)	$0.06	$0.03	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$1,229	$3,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	3,427	1,962
Amortization of intangibles	880	908
Stock-based compensation	369	405
Bad debts	443	—
Increase in operating (assets) liabilities	(2,441)	3,581

Net cash provided by operating activities	3,907	10,401

Investing activities
Cash paid in connection with acquisition of United Tote Company, net of $160 in cash acquired in 2006	(4,473)	(10,094)
Purchases of property and equipment	(2,128)	(2,156)
Decrease in restricted cash	106	1,013
Increase in restricted cash	—	(250)
Other	—	97

Net cash used in investing activities	(6,495)	(11,390)

Financing activities
Proceeds from long-term debt	2,259	—
Repayment of long-term debt	(3,792)	(1,760)
Proceeds from sale-leaseback transaction	1,065	—
Proceeds from exercise of stock options	334	259
Other	(88)	—

Net cash used in financing activities	(222)	(1,501)

Foreign currency translation adjustment	6	(36)

Decrease in cash and cash equivalents	(2,804)	(2,526)
Cash and cash equivalents, beginning of period	21,051	16,686

Cash and cash equivalents, end of period	$18,247	$14,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements at that date but do not include all disclosures required for annual financial statements by accounting principles generally accepted in the United States (“GAAP”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. For further information, please refer to the consolidated financial statements and the related notes included in the company’s annual report on Form 10-K for the year ended December 31, 2006, previously filed with the SEC.
The unaudited condensed consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise, and Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, are collectively referred to as “United Tote,” unless the context requires otherwise. Another Youbet subsidiary, Bruen Productions International, Inc. is referred to as “Bruen.” All significant inter-company accounts and transactions have been eliminated in consolidation.
Preparation of these unaudited condensed consolidated financial statements involves and requires the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain minor reclassifications in prior period balances have been made to conform to the current period presentation, with no effect on current assets, total assets or net income.
Note 2: Earnings (Loss) Per Share
Basic earnings (loss) per share are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings (loss) per share are generally calculated giving effect to the net shares that would be issued upon the potential exercise of all dilutive stock options during each period; however, during periods in which Youbet reports a net loss, the basic and diluted loss per share are equivalent because the effect of stock options would be antidilutive. The following is a reconciliation of the numerators and denominators of the earnings (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(357)	$2,195	$1,229	$3,545

Denominator:
Basic weighted average shares outstanding	42,052	35,362	41,875	34,748
Effect of dilutive stock options	—	3,225	1,157	3,275

Diluted weighted average shares outstanding	42,052	38,587	43,032	38,023

Earnings (loss) per share — basic	$(0.01)	$0.06	$0.03	$0.10

Earnings (loss) per share — diluted	$(0.01)	$0.06	$0.03	$0.09

For the three-month and six-month periods ended June 30, 2007, approximately 4,870,000 options (at exercise prices ranging from $0.49 to $6.19 per share) and 1,890,000 options (at prices ranging from $3.24 to $6.19 per share), respectively, were excluded from the above calculations because their effect would have been antidilutive.

Note 3: Detail of Selected Balance Sheet Accounts:

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Accounts receivable, net:
Track receivables	$11,000	$12,512
Player receivables	1,090	1,249
Other receivables	500	1,339

	12,590	15,100
Less: allowance for doubtful accounts	(1,543)	(1,813)

	$11,047	$13,287

Inventory:
Totalizator components	$1,407	$1,091
Work in process	210	130
Ticket stock	613	493
Finished goods	191	873

	$2,421	$2,587

Property and equipment, net:
Pari-mutuel equipment	$22,703	$21,668
Computer equipment	14,695	14,138
Software	4,761	4,386
Leasehold improvements	3,221	3,130
Office furniture, fixtures and equipment	645	576
Work-in-progress	545	—

	46,570	43,898
Less: accumulated depreciation and amortization	(17,293)	(13,788)

	$29,277	$30,110

Intangibles assets other than goodwill, net:
Non-compete agreements	$4,593	$3,636
Customer lists	4,593	3,636
Developed technology	3,805	3,805
Trademarks	3,400	3,400
Other intangibles	721	721

	17,112	15,198
Less: accumulated amortization	(2,709)	(1,829)

	$14,403	$13,369

Note 4: Debt
Debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Promissory notes	$3,200	$5,000
Bank revolving line of credit	3,156	990
Bank term loan	12,500	14,007
Capital lease obligations and other	1,379	368

	20,235	20,365
Less: current maturities	(7,000)	(8,311)

Long-term debt, less current maturities	$13,235	$12,054

In February 2006, Youbet completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, Youbet issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. The remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. Youbet has made three claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In July 2006, Youbet entered into a new credit agreement pursuant to which the lender agreed to provide Youbet with up to $19.0 million in total borrowing capacity through July 2010. The credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity in July 2011. The principal of the term loan is to be repaid in 60 equal monthly installments ($3.0 million annually) plus interest, and payments commenced on September 1, 2006. At June 30, 2007, we owed $12.5 million under the term loan and $3.2 million under the revolving credit facility.
At our election, borrowings under the credit facility bear interest based upon the following options: (i) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (ii) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement. At June 30, 2007, the interest rate on this facility was 9.5% per annum.
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
In March 2007, the Company amended certain financial covenants of its credit agreement. As of June 30, 2007, Youbet was not in compliance with the EBITDA and leverage ratio thresholds required under the credit agreement, as amended. However, the lender has waived enforcement of its rights arising from those defaults as of that date.
During the quarter ended June 30, 2007, United Tote entered into a sale-leaseback transaction with a bank. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.

Note 5: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on management’s evaluation, Youbet concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Accordingly, no adjustments to recorded tax liabilities, net operating loss carryforwards or the related deferred tax assets or valuation allowance or accumulated deficit were required as a result of adopting FIN 48.
The Company’s FIN 48 evaluation was performed for the years 2003 through 2006, which are the years that remain subject to examination by major tax jurisdictions as of June 30, 2007. The Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of this audit is uncertain; however, in light of the indemnification and offset provisions of the remaining outstanding promissory note issued in connection with the United Tote acquisition, management believes there is no material net exposure to the Company for the effect of any related tax liability that may result.
At June 30, 2007, the Company had federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amounts of approximately $60.0 million and $10.0 million, respectively, which are expected to begin expiring in 2011 and 2013, respectively, and has reflected a net deferred tax asset of approximately $2.3 million in the accompanying consolidated balance sheets. Management believes that the Company will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit and, therefore, it is more likely than not that the Company will realize future benefits of these deductible net differences in the amount of approximately $2.3 million. Management has assessed a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2007 in determining the tax rate applied to the current quarter. Although management believes the expectations reflected in its estimates are based upon reasonable assumptions, they are based on the information currently available to management, and the Company can give no assurance that actual results will not differ materially from these expectations.
Changes in deferred tax activity for the six months ended June 30, 2007 created an income tax benefit of $475,000, which more than offset all current period income tax expense and resulted in an income tax benefit of $248,000 for the six months ended June 30, 2007. The Company’s effective tax rate for the interim periods presented differs from statutory tax rates primarily due to utilization of net operating loss carryforwards, partially offset by the alternative minimum tax.
Note 6: Contingencies
The Company may be a party to proceedings that are ordinary and incidental to the Company’s business. Management does not estimate that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows. Accordingly, no losses have been accrued.
Note 7: Stock Options
As of June 30, 2007, options to purchase approximately 10,225,000 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 11,750,000 shares. Information with respect to stock option activity for the six months ended June 30, 2007 is summarized below:

	Shares	Weighted
	Subject to	Average
	Stock	Exercise
	Options	Price
	(in thousands)

Balance at December 31, 2006	4,906	$2.61
Granted	575	2.99
Exercised	(413)	0.81
Cancelled	(198)	3.24

Balance at June 30, 2007	4,870	2.78

Additional information about outstanding options to purchase Youbet’s common stock at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
	of	Average	Remaining	of	Average
	Shares	Exercise	Contractual	Shares	Exercise
	(in thousands)	Price	Life (years)	(in thousands)	Price
Range of Exercise Prices:
$0.49 to $1.00	902	$0.53	4.8	902	$0.53
$1.49 to $2.49	1,413	2.26	4.8	1,400	2.26
$2.72 to $3.99	1,405	3.28	8.4	284	3.13
$4.00 to $4.99	1,006	4.47	7.6	621	4.44
$5.00 to $6.19	144	5.30	7.9	63	5.34

Total at June 30, 2007	4,870	2.78	6.5	3,270	2.33

Note 8: United Tote Acquisition
In February 2006, the Company acquired all of the issued and outstanding common stock of United Tote Company, a leading supplier of totalizator systems (the systems that process wagers and payouts), terminals and other pari-mutuel wagering services. Accordingly, the operations of United Tote have been included in the Company’s consolidated financial statements since that date. Pursuant to the terms of the amended stock purchase agreement, Youbet paid aggregate consideration valued at approximately $31.9 million, which consisted of:
•	$9.75 million in cash;

•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and

•	2,181,818 shares of Youbet common stock subject to a “make-whole” provision valuing such shares at $5.50 per share.
Under the terms of a “make-whole” provision, Youbet agreed to pay to United Tote’s former owners (“UT Group”) a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of Youbet common stock for a five trading-day period in February 2007, multiplied by the number of shares then held by UT Group. Under the stockholder rights agreement, Youbet was entitled to cause UT Group to sell some or all of the Youbet shares on or before that measurement period if the trading price was below $5.50 per share, provided that Youbet reimbursed UT Group for any difference between the selling price and $5.50 per share. In January 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock, and following the sale, Youbet paid an aggregate make-whole amount of approximately $4.5 million, which was recorded as a reduction of additional paid-in capital.
The assets and liabilities of United Tote were recorded at their fair value. The final purchase price allocation was determined in February 2007 and, as a result, approximately $7.9 million of specifically identifiable intangible assets, including trademarks and trade names, software, game content and technology, with estimated useful lives ranging from five to 15 years, were recorded. The annual amortization of these assets is expected to be approximately $0.7 million. Goodwill of $14.9 million was also recorded.
The following unaudited pro forma financial information for the six months ended June 30, 2006 presents the condensed consolidated operations of the Company as if the United Tote acquisition occurred on January 1, 2006, after giving effect to certain adjustments for the pro forma acquisition as of that date. The unaudited pro forma financial information for the six months ended June 30, 2006 is provided for informational purposes only and does not necessarily represent the results that would have been reported had the acquisition occurred as of January 1, 2006 and is not intended to project the Company’s condensed consolidated results of operations for any future period (in thousands, except per share amounts):

	Six Months Ended June 30,
	2007	2006
	Actual	Pro forma	As reported
Revenue	$72,284	$69,696	$67,346
Net income	$1,229	$3,295	$3,545
Earnings per share — basic	$0.03	$0.09	$0.10
Earnings per share — diluted	$0.03	$0.09	$0.09

Note 9: Segment Reporting
Since the acquisition of United Tote, the Company has operated as two reportable segments. The Company’s advance deposit wagering segment consists of the combined operations of Youbet, IRG and Bruen, and its totalizator services segment consists of the operations of United Tote.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Revenue
Advance deposit wagering segment	$30,458	$31,927	$60,468	$56,695
Totalizator services segment	7,455	7,983	12,856	11,058

	37,913	39,910	73,324	67,753
Intersegment eliminations	(612)	(320)	(1,040)	(407)

	$37,301	$39,590	$72,284	$67,346

Revenue by Geographic Area
United States	$36,700	$38,469	$71,277	$65,407
International	601	1,121	1,007	1,939

	$37,301	$39,590	$72,284	$67,346

Reconciliation to Income (Loss) Before Income Taxes
Income (loss) from operations
Advance deposit wagering segment	$(186)	$740	$2,643	$2,331
Totalizator services segment	179	1,378	(1,047)	1,160

	(7)	2,118	1,596	3,491
Interest income	185	129	384	286
Interest expense	(562)	(533)	(1,018)	(721)
Other	9	493	19	595

Income (loss) before income taxes	$(375)	$2,207	$981	$3,651

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$46,530	$50,280
Totalizator services segment	54,914	55,325

	$101,444	$105,605

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; and other factors described in our annual report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. We undertake no obligation to update any forward-looking statements.
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet is a leading online advance deposit wagering (“ADW”) company focused on horse racing primarily in the United States.
Based on information compiled by the International Federation of Horseracing Authorities, over 80% of pari-mutuel wagers, or handle, on thoroughbred racing in the United States were placed at locations away from the host track. We believe the shift towards off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, and our interactive voice recognition telephonic system, enable our customers to securely wager on horse races at over 150 race tracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and wagers are placed directly into the track betting pools.
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
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (“OTBs”). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of their wager (handle), from the race tracks.
Our acquisition of International Racing Group (“IRG”) in June 2005 diversified our customer base and increased our handle. IRG has an established market position in the rapidly growing rebate provider sector, utilized by high-volume customers that expect rebates from their provider. The rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allowed us to expand our customer base with live telephone operators.
Our acquisition of United Tote Company in February 2006 further diversified our customer base and product offerings and furthers our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in the Philippines and other foreign markets.

Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex judgments. Critical accounting policies and estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas. We also believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreement with Television Games Network (“TVG”), which provides content to Youbet but not to IRG, and various independent racetracks, we receive commissions from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees, coupled with tote service revenue, represent our primary revenue stream. We expect the majority of our future revenue to be in the form of commissions from pari-mutuel wagering and tote service revenue. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
Allowance for doubtful accounts
We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts represent allowances for trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances reduce gross trade receivables to their estimated net realizable value. We record these allowances as a charge to general and administrative expense based on estimates related to the following factors:
•	customer-specific allowance;

•	amounts based upon an aging schedule; and

•	an estimated amount, based on our historical experience, for issues not yet identified.
Inventory obsolescence
We regularly review inventory quantities on hand and record provisions for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Our inventory consists of totalizator systems and related products.
Valuation of long-lived assets
Long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets.
We review our recorded goodwill balances for impairment annually, during our fiscal third quarter, and all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value was estimated using independent appraisals and other valuation techniques. Factors we consider important which could trigger an impairment review include the following:
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
Intangibles, such as licenses and patents, are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter. We amortize IRG’s customer list on a straight-line basis over the estimated useful lives of the various customer segments, based on the quality of each customer segment. We amortize the non-competition agreements on a straight-line basis over 10 years, the term of the agreements. We re-assess these amortization lives on a regular basis.
Internally developed software
The capitalization of software development costs under the provisions of Statement of Position 98-1, or SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires judgment in determining when a project has reached and concluded the development stage and the period over which the company expects to benefit from the use of that software. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two to four years. We regularly review the carrying value and amortization lives of capitalized software development costs, and we recognize a non-cash charge if the estimated value of future benefit related to an asset falls below its unamortized cost.
Recent accounting pronouncements
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on our evaluation, we concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 157 and SFAS 159 will become effective for us on January 1, 2008. We do not believe the adoption of SFAS 157 or SFAS 159 will have a material impact on our financial position, results of operations or cash flows.
Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006
Revenues
Total revenues decreased $2.3 million, or 6%, for the second quarter of 2007 compared to the second quarter of 2006. Commissions on ADW decreased $1.5 million, or 5%, as a result of a 13% decrease in handle, and totalizator segment revenues decreased $0.7 million, or 9%, largely due to lower equipment sales in 2007. The decrease in our ADW segment reflects a $1.1 million, or 4%, increase in Youbet revenues and a $2.7 million, or 40%, decrease in IRG revenues, partially offset by revenues from Bruen Productions, which we acquired in November 2006. Contract revenues decreased $0.3 million, or 4%, in the second quarter of 2007 compared to 2006.
Total handle for the three months ended June 30, 2007 was $188.5 million, a decrease of $28.6 million, or 13%, with Youbet’s handle 4% higher and IRG’s handle 37% lower, than in the comparable 2006 period. Our lower growth rate this quarter is primarily due to the loss of a substantial portion of race track content from TrackNet Media LLC (a recently-formed joint venture between Magna Entertainment Corporation and Churchill Downs) and its partners as of the end of May 2007, including the Kentucky Derby. The impact of this loss of TrackNet content was more significant at IRG, where we have recently lost several of our highest wagering customers to other “one-stop-shop” off-track wagering options that are able to offer that content. For more information, see “—Competition.”

Youbet and IRG’s total blended yield, defined as commission revenue less track and licensing fees (each as calculated in accordance with accounting principles generally accepted in the United States and presented in our consolidated statements of operations) as a percentage of handle, was 5.3% in the second quarter of 2007, up from 4.6% in the second quarter of 2006, reflecting the impact of the significant decline in the lower-yielding IRG handle. In the second quarter of 2007, we generated a 6.7% yield on Youbet handle and a 2.4% yield on IRG handle, compared to 6.3% and 2.3%, respectively, in the second quarter of 2006 due largely to our ability to shift handle to higher-yielding tracks from the historically higher-cost TrackNet content, by means of player incentives and changes in year-over-year track mix. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Operating expenses
Track fees: Track fees decreased $1.1 million, or 8%, in the second quarter of 2007 compared to the second quarter of 2006. The decrease is primarily related to lower handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board and the Oregon Racing Commission.
Licensing fees: For the three months ended June 30, 2007, these fees decreased $0.6 million, or 9%, compared to the second quarter of 2006, due to decreased wagering on horse races at licensed tracks. Licensing fees represent amounts paid and payable under our licensing agreement with licensors.
Contract costs: Contract costs increased $0.5 million, or 14%, in the second quarter of 2007 compared to the second quarter of 2006. Contract costs are primarily the costs associated with providing totalizator services at race tracks. The Company did not have these costs prior to the United Tote acquisition.
Network operations: Network operations expense of $1.4 million was $0.1 million, or 9%, lower than in the second quarter of 2006, largely reflecting changes in handle. Network operations expense consists of costs for salaries, data center management, telecommunications and various totalizator fees.
Research and development: Research and development expense of $0.9 million was 1% higher in the second quarter of 2007 compared to the second quarter of 2006. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense increased $1.4 million, or 57%, in the second quarter of 2007 compared to the same period in 2006. This increase was substantially all in the Youbet business and results from increased business development efforts and marketing programs, including expanded print and television advertising and race track promotional expenses, in an effort to reduce the impact of the loss of TrackNet content. We intend to curtail this spending during the second half of 2007. Sales and marketing expense includes costs of salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense includes payroll-related costs, transaction processing fees and professional consulting fees. General and administrative expense decreased $0.7 million, or 13%, in the second quarter of 2007 compared to the second quarter of 2006. Youbet’s general and administrative expense decreased $1.1 million, with $0.8 million attributable to nonrecurring legal expenses associated with prior year litigation with TVG and bank debt refinancing. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will likely decline. Accordingly, general and administrative expense declined, as a percentage of total revenues, to 13.1% in the second quarter of 2007 from 14.1% in the second quarter of 2006.
Depreciation and amortization: Depreciation and amortization increased $0.7 million, or 40%, compared to the second quarter of 2006. This increase was primarily due to higher depreciation expense and intangible amortization expense at United Tote subsequent to the final purchase price allocation completed at year-end 2006.
Other income (expense): Other income decreased $0.5 million compared to the second quarter of 2006 due to an early termination fee paid to United Tote in the prior year quarter.

Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006
Revenues
Total revenues increased $4.9 million, or 7%, for the six months ended June 30, 2007 compared to the same period in 2006. Commissions on ADW increased $3.4 million, or 6%, as a result of increased handle, and totalizator segment revenues increased $1.3 million largely due to including a full six months’ results for United Tote (acquired in mid-February 2006) in 2007. The increase in our ADW segment reflects a $3.1 million, or 7%, increase in Youbet revenues and a $0.3 million, or 3%, increase in IRG revenues, and our November 2006 acquisition of Bruen Productions accounted for the balance.
Total handle for the six months ended June 30, 2007 was $390.1 million, an increase of $26.1 million, or 7%, with Youbet and IRG experiencing increases of 7% and 8%, respectively, from the same period in 2006. These growth rates are considerably lower than in recent quarters due primarily to the loss of a substantial portion of race track content from TrackNet and its partners as of the end of May 2007. In addition, and as a result, we have recently lost several of our highest wagering customers at IRG.
Youbet and IRG’s total blended yield was 5.5% in the six months ended June 30, 2007, up from 5.3% in the prior year period, reflecting our efforts to change track mix and the significant decline in the lower yielding IRG handle. In the six months ended June 30, 2007, we generated a 7.3% yield on Youbet handle and a 2.4% yield on IRG handle, compared to 6.9% and 2.4%, respectively, in the 2006 period due largely to changes in year-over-year track mix and loss of a substantial portion of the TrackNet content that more significantly impacted the lower-yielding IRG handle. For more information, see “—Competition.”
Operating expenses
Track fees: Track fees increased $1.9 million, or 7%, in the first half of 2007 compared to the first half of 2006. The increase is consistent with the increased handle and revenues.
Licensing fees: For the six months ended June 30, 2007, licensing fees decreased $0.8 million, or 9%, compared to the 2006 period, primarily due to changes in track mix.
Contract costs: Contract costs increased $2.4 million, or 42%, in the first half of 2007 compared to the first half of 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary.
Network operations: Network operations expense decreased $0.1 million, or 4%, for the first half of 2007.
Research and development: Research and development expense increased $0.2 million, or 10%, in the six months ended June 30, 2007 compared to the same period in 2006. The 2007 increase was primarily due to a full six months’ research and development expense at United Tote, which was acquired in the middle of the first quarter of 2006.
Sales and marketing: Sales and marketing expense increased $1.8 million, or 39%, in the first half of 2007 compared to the first half of 2006 largely due to increased marketing expenditures in the second quarter. This increase was primarily all in the Youbet business and resulted from accelerated business development efforts and marketing programs, including expanded print and television advertising and race track promotional expenses.
General and administrative: General and administrative expense increased $0.4 million, or 4%, in the first half of 2007 compared to the first half of 2006. The 2006 acquisitions of United Tote and Bruen accounted for that increase, partially offset by sharply lower legal costs at Youbet in 2007. As we grow our business and expand our operations, we expect our general and administrative expense to increase; however, we believe that general and administrative expense as a percentage of net revenues will ordinarily decline. Accordingly, general and administrative expenses, as a percentage of total revenues, declined to 14.3% in the first half of 2007 from 14.8% in the first half of 2006.
Depreciation and amortization: Depreciation and amortization increased $1.4 million, or 50%, compared to the six months ended June 30, 2006. This increase was primarily due to a full six months’ depreciation expense and intangible amortization expense at United Tote, which was acquired in the middle of the first quarter of 2006, and the final purchase price allocation for that company, completed at year-end 2006.
Interest expense: Interest expense increased to $1.0 million in the first half of 2007, compared to $0.7 million in the first half of 2006. The increase is primarily due to interest expense related to our credit facility and, to a lesser extent, the unsecured promissory notes issued in connection with our February 2006 acquisition of United Tote.
Other income: Other income decreased $0.6 million compared to the six months ended June 30, 2006 due to an early termination fee paid to United Tote in the second quarter of 2006.

Outlook for the remainder of 2007
We believe the sharply lower IRG revenue levels are likely to continue unless and until we are able to negotiate to again carry all of the lost content controlled by TrackNet (and/or its partners) and convince certain of IRG’s former high-wagering customers to return to our platform. The loss of TrackNet content also adversely impacts Youbet operations. We continue to work with TrackNet and the industry to find a solution that works for everyone, particularly the customer. For more information, see “—Competition.” In addition, the lower sales and higher depreciation levels at United Tote are likely to continue for the foreseeable future. Accordingly, on July 20, 2007, we announced that we have begun to implement cost cutting and revenue enhancement initiatives of approximately $5 million to offset these lowered revenue expectations.
Our expense control program is an across-the-board effort involving the corporate office and all of our operating units. These efforts include payroll and operating expense reductions, decreased marketing expense for the second half of 2007, service consolidations and revenue enhancements. For the second half of the year, we plan to reduce overall general and administrative and sales and marketing expenses, reduce cost of goods sold at United Tote as well as lower spending on non-core development projects.
Liquidity and capital resources
During the first six months of 2007, we funded our operations primarily with net cash provided by operating activities. As of June 30, 2007, we had net working capital of $2.1 million, compared to $5.0 million at December 31, 2006 (including the current portion of our deferred tax assets). As of June 30, 2007, we had $18.2 million in cash and cash equivalents, $5.6 million in restricted cash and $20.2 million in debt.
Net cash provided by operating activities for the six months ended June 30, 2007 of $3.9 million decreased by $6.5 million from the $10.4 million provided by operating activities in the same period in 2006, primarily due to large increases in accounts payable and accrued liability balances during the six months ended June 30, 2006, compared to decreases in both in the same period in 2007, and payment of a $1.2 million arbitration award to TVG in the first six months of 2007.
Net cash used in investing activities for the six months ended June 30, 2007 and 2006 primarily consisted of net cash paid in connection with the United Tote acquisition in both periods. More specifically, in the first quarter of 2007, we made a one-time “make-whole” payment of $4.5 million to United Tote’s former owners as required under the acquisition agreement while, in the first quarter of 2006, we paid the $10.1 million cash portion of the purchase price.
Net cash used in financing activities in the first half of 2007 decreased by $1.3 million compared to 2006 due largely to a sale-leaseback transaction in 2007. In this transaction, we sold certain totalizator equipment to a bank for proceeds of approximately $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%. To date in 2007, we have generally financed monthly principal payments on our term loan by borrowing against our revolving facility.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service, as well as potential repurchases of our common stock. We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote, which has an aggregate principal amount of $3.2 million and accrued interest of $0.1 million as of June 30, 2007, pending resolution of several outstanding claims. See Note 4 to our condensed consolidated financial statements included in Item 1 of this report for more information regarding this promissory note. Under the terms of the promissory note, we have made three claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. In addition, the former owners of IRG are entitled to certain earn-out payments based on IRG’s future performance, for which we have accrued $3.3 million for this year’s earn-out as of June 30, 2007. See “—IRG” below for more information. Our board of directors has authorized the repurchase of up to two million shares of our common stock, for an aggregate purchase price not to exceed $10 million, through March 2009. See “—Potential repurchase of our common stock” below for more information.
Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, generates sufficient cash flow to adequately support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, reduce our liabilities and fund our expansion plans consistent with anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

Credit facility
In July 2006, we entered into a new credit agreement pursuant to which the lender agreed to provide us with up to $19.0 million in total borrowing capacity, consisting of a $4.0 million revolving line of credit and a $15.0 million term loan. For more information, see Note 4 to our condensed consolidated financial statements in Item 1 of this report.
United Tote “make-whole” provision
Under the terms of a stockholder rights agreement entered into in connection with the United Tote acquisition, the shares issued to United Tote’s former owners (“UT Group”) were subject to a “make-whole” provision, pursuant to which we agreed to make a one-time cash payment to UT Group equal to the amount by which $5.50 exceeded the average trading price of our common stock for a five trading-day period in February 2007, multiplied by the number of shares then held by UT Group. Under the “make-whole” provision, we were entitled to cause UT Group to sell some or all of their Youbet shares on or before that measurement period if the trading price was below $5.50 per share, provided that Youbet reimbursed UT Group for any difference between the selling price and $5.50 per share. In January 2007, we delivered notice exercising our right to force the sale of UT Group’s 2,181,818 shares of our common stock, and we paid an aggregate “make-whole” amount of approximately $4.5 million, which we recorded as a reduction of additional paid-in capital.
IRG
We acquired IRG in June 2005. Under the IRG stock purchase agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the handle and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $1.5 million in additional payments based on IRG’s operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. We may take specified offsets against certain of these payments. As of June 30, 2007, we had accrued $3.3 million for the second periodic maximum earn-out payment, payable on or about August 31, 2007.
Potential repurchase of our common stock
In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock and, in April 2007, we reached an agreement with our lender to amend our credit agreement to allow repurchases in those aggregate amounts. Share repurchases are administered by a special committee of directors, must be made on or before March 31, 2009, but may not be made at any time we are in default under the terms of our credit agreement or do not meet certain liquidity thresholds. As of July 31, 2007, we had not repurchased any shares of our common stock under this program. We plan to use cash on hand and cash provided by operating activities to fund the share repurchases from time to time.
Competition
As reported in our Form 10-K for the year ended December 31, 2006, we believe that our principal domestic competitor in the interactive, pari-mutuel gaming market is TVG, which operates an ADW website and the Television Games Network.
In March 2007, Magna Entertainment and Churchill Downs announced that they had formed a joint venture called TrackNet Media Group LLC through which the companies’ horse racing content will be available to each other’s various distribution platforms, including Magna’s existing ADW platform, a Churchill Downs-owned ADW platform launched in May 2007, ADW platforms acquired by Churchill Downs in June 2007 and to third parties, including racetracks, casinos and other ADW providers such as Youbet. TrackNet will also purchase horse racing content to make available through its partners’ respective distribution platforms. Aside from its namesake, at which the Kentucky Derby is held, Churchill Downs also owns and operates Arlington Park and several other horse racetracks, and Magna owns horse racetracks throughout North America, including Santa Anita Park, Gulfstream Park and Pimlico Race Course, home of The Preakness Stakes. Magna also owns AmTote International, Inc., a provider of totalizator services.
In 2006, nearly 45% of our handle was at racetracks where content is controlled by TVG and approximately 25% was at venues where the content is controlled by TrackNet and its partners. For the last six months of 2006, lost TrackNet content at Youbet accounted for $26.7 million, or 11%, of our handle and $1.5 million, or 8%, of Youbet revenues.
In April 2007, TrackNet announced that it would not allow us to carry Magna and Churchill Downs content, including the 2007 Kentucky Derby, unless we agreed to stop offering the content we have been sublicensing from TVG, which we could not agree to do. As a result, we were unable to offer wagering on the 2007 Kentucky Derby, and have been unable to offer wagering on Churchill Downs horse racing since the end of April 2007, and have lost certain other content, which has had an adverse effect on revenues.

Since that April 2007 announcement, we have negotiated with TrackNet to gain access to its horse racing content; however, TrackNet is a relatively new joint venture and those negotiations are at an early stage. Accordingly, it is difficult to assess whether we can come to an agreement with TrackNet regarding their horse racing content as well as the overall effect that the joint venture will have on our business and our other relationships with content providers such as TVG. TrackNet has announced that it is attempting to negotiate content-sharing arrangements with TVG, which may result in our ability to carry Magna and Churchill Downs content, but those negotiations have not been completed. In July 2007, TVG’s owner, Gemstar-TV Guide International, Inc., announced that it is exploring strategic alternatives for the company, which could involve sale of parts or all of the company. Also, in May 2007, TVG filed suit against Magna and its subsidiaries, Horse Racing Television and Xpressbet, for infringement of two interactive wagering system patents. We can not presently estimate the ultimate impact that the loss of Magna and Churchill Downs content will have on our business, and we cannot be certain we will be able to secure TrackNet’s content in the near or long term.
NYRA bankruptcy
The New York Racing Association, or NYRA, is the not-for-profit operator of Aqueduct Racetrack, Belmont Park and Saratoga Race Course. In November 2006, NYRA filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. At June 30, 2007, we had outstanding accounts receivable from NYRA of approximately $0.6 million, against which we have not recorded a specific allowance; however, we have a comparable amount of accounts payable to NYRA, which should mitigate our exposure to loss in the event the receivables become uncollectible.
Item 3. Quantitative and qualitative disclosures about market risk
There were no material changes during the quarter ended June 30, 2007.
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
As reported in our Form 10-K for the year ended December 31, 2006 (filed on March 16, 2007), management identified three groups of control deficiencies, each of which was deemed to constitute a material weaknesses in our internal accounting control over financial reporting as of December 31, 2006. Specifically, the control deficiencies were grouped as follows:
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
As a result of these material weaknesses, management concluded that Youbet’s internal control over financial reporting was not effective as of December 31, 2006. During the three months ended June 30, 2007, we have continued to implement additional controls and procedures, as outlined in “Management’s Report on Internal Controls over Financial Reporting” in our 2006 annual report on Form 10-K, designed to remediate the material weaknesses discussed above and are continuing to assess additional controls that may be implemented to remediate these weaknesses. As of the date of this report, all of the material control weaknesses identified in 2006 are being addressed and either have been, or are in the process of being, remediated. As reported in our 2006 Form 10-K, we hired two Sarbanes-Oxley Act, Section 404 (“SOX”) compliance personnel in March 2007 who are fully dedicated to improving our control environment and regularly communicating the status and progress of the SOX remediation process to management and the Audit Committee. During the quarter ended June 30, 2007, these personnel completed the business process documentation and evaluated remediation requirements for Youbet and United Tote and made substantial progress in this regard for IRG and the IT area (which we expect to be completed during the third quarter of 2007); they also progressively implemented remediation initiatives at all the business units during the second quarter of 2007. In addition, we have:
•	As of July 9, 2007, we hired a new Chief Financial Officer, allowing the previous Chief Financial Officer to resume his role as Chief Operating Officer.
•	In addition to the previously reported hiring of a new Chief Accounting Officer in January 2007, we also hired a Director — Financial Reporting and a new Accounting Manager for United Tote in March 2007, as well as various other accounting personnel who have enhanced the competency of the accounting department.
All of the above management-level personnel have substantial experience with public-company finance and accounting, including SOX internal control requirements.
Of the SOX testing that has been performed through the date of this report, we have noted significant improvements in internal control compliance. The final implementation and compliance testing of our internal control enhancements, however, will not be completed until the fourth quarter of 2007. Management currently expects to be SOX-compliant by December 31, 2007.
As of June 30, 2007, our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Although management is addressing our material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures that we believe are necessary to enable us to conclude that the material weaknesses have been remediated. Accordingly, management has determined that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of the time of this report. Therefore, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that Youbet’s disclosure controls and procedures were not effective as of June 30, 2007.

The foregoing identified control deficiencies notwithstanding, management has concluded that the consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Other than the changes referred to above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
None.
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
For updates on these matters, see “Competition” and “NYRA bankruptcy” in Part I, Item 2 of this quarterly report on Form 10-Q.
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
We held our annual meeting of stockholders on June 13, 2007. One matter was voted on at this meeting: the election of nine directors to Youbet’s board of directors. All director nominees were duly elected at the 2007 annual meeting.
The following table sets forth the director nominees and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Withheld
Charles F. Champion	36,305,683	2,987,768
David M. Marshall	37,598,417	1,695,034
Gary Adelson	37,496,514	1,796,937
Joseph F. Barletta	36,395,897	2,897,554
Michael Brodsky	37,792,383	1,501,068
James Edgar	36,824,262	2,469,189
Steven C. Good	34,518,532	4,774,919
F. Jack Liebau	36,421,749	2,871,702
Jay R. Pritzker	37,793,604	1,499,847

Following the annual meeting, the board of directors reconstituted the audit, compensation and nominating and corporate governance committees as follows:
Audit Committee
Steven C. Good, Chair
Joseph F. Barletta
Michael Brodsky
F. Jack Liebau
Compensation Committee
Joseph F. Barletta, Chair
Gary Adelson
Jay R. Pritzker
Nominating and Corporate Governance Committee
James Edgar, Chair
Gary Adelson
Joseph F. Barletta
In connection with reconstituting these committees, the board of directors also confirmed its determination that each of Messrs. Adelson, Barletta, Brodsky, Edgar, Good, Liebau and Pritzker qualify as independent directors under NASDAQ rules. The board of directors had previously determined that each of Messrs. Barletta, Brodsky, Good and Liebau satisfy the additional independence and financial sophistication requirements to serve on the audit committee.
Item 5. Other information
On August 3, 2007, Youbet, as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent for the lenders, entered into a Waiver of Events of Default to waive certain defaults under the credit agreement dated as of July 27, 2006 as amended by the First Amendment and Waiver dated as of March 14, 2007. For a description of the credit agreement, as amended, see Note 4 to our condensed consolidated financial statements in Item 1 of this report.
The amendment includes an express waiver of the lender’s rights to enforce the event of default arising out of our failure to achieve, when measured for the twelve-month period ended June 30, 2007, the minimum EBITDA required under the First Amendment, as well as the event of default arising out of our failure to maintain a leverage ratio required under the credit agreement, when measured as of June 30, 2007.
The foregoing description of the waiver is included to provide information regarding its material terms and is qualified in its entirety by reference to the full text of the waiver, which is filed as Exhibit 10.3 to this quarterly report.

Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, Inc., as amended (incorporated by reference to Exhibit 3.1 to Youbet’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to Youbet’s current report on Form 8-K filed April 20, 2007).

10.1
Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Youbet’s current report on Form 8-K filed July 28, 2006).

10.2
First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent (incorporated by reference to Exhibit 10.16 to Youbet’s annual report on Form 10-K for the year ended December 31, 2006).

10.3	Waiver of Events of Default, dated as of August 3, 2007, by and among Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent.

10.4
Consent to Stock Repurchase, dated April 10, 2007, between Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to Youbet’s current report on Form 8-K filed April 11, 2007).

10.5	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s registration statement on Form S-3, File No. 333-126131).*

10.6	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Youbet’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

10.7	Form of Non-Employee Director Incentive Stock Option Agreement.*

10.8
License and Content Agreement, dated as of May 18, 2001, by and among ODS Technologies, L.P., ODS Properties, Inc. and Youbet.com, Inc. (incorporated by reference to Exhibit 10.27 to Youbet’s quarterly report on Form 10-Q for the quarter ended June 30, 2001).

10.9
Amendment to License and Content Agreement dated as of June 6, 2007, by and among ODS Technologies, L.P., ODS Properties, Inc. and Youbet.com, Inc. (incorporated by reference to Exhibit 10.2 to Youbet’s current report on Form 8-K filed June 12, 2007).

10.10
Employment Agreement, dated as of July 9, 2007, by and between Youbet.com, Inc. and James A. Burk (incorporated by reference to Exhibit 10.1 to Youbet’s current report on Form 8-K filed July 11, 2007).*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
August 8, 2007	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

August 8, 2007	By:	/s/ James A. Burk
James A. Burk
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.3	Waiver of Events of Default, dated as of August 3, 2007, by and among Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent.

10.7	Form of Non-Employee Director Incentive Stock Option Agreement.*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*Management contract or compensatory plan.