Form 10-Q
period 2007-09-30
YOUBET COM INC
filed 2007-11-09
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2007
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
Yes ☐ No ☑
As of October 31, 2007, the issuer had 41,532,977 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2007
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2007. This quarterly report modifies documents filed prior to this quarterly report. The Securities and Exchange Commission allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this report.

Part I. Financial Information

Item 1. Condensed consolidated financial statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,146	$21,051
Current portion of restricted cash	5,308	4,862
Accounts receivable, net	12,525	13,287
Inventory	2,260	2,587
Current portion of deferred tax asset	2,490	2,367
Prepaid expenses and other current assets	1,908	1,072

	35,637	45,226
Property and equipment, net	27,043	30,110
Intangible assets other than goodwill, net	14,242	13,369
Goodwill	14,859	15,243
Other assets	1,340	1,657

	$93,121	$105,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade payables	$11,731	$13,759
Current portion of long-term debt	6,948	8,311
Accrued expenses	6,533	9,489
Customer deposits	8,790	8,441
Deferred revenues	368	207

	34,370	40,207
Long-term debt, net of current portion	9,202	12,054
Deferred tax liability	—	570

	43,572	52,831

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,562,805 and 42,118,446 shares issued	42	42
Additional paid-in capital	134,048	137,597
Deficit	(82,260)	(83,555)
Accumulated other comprehensive income (loss)	21	(10)
Treasury stock, 1,029,828 and 443,062 common shares at cost	(2,302)	(1,300)

	49,549	52,774

	$93,121	$105,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Commissions	$30,501	$29,628	$88,712	$84,441
Contract revenues	6,379	6,374	18,038	16,089
Equipment sales	287	137	801	1,088
Other	961	911	2,848	2,778

	38,128	37,050	110,399	104,396

Cost of revenues
Track fees	13,138	14,171	41,427	40,531
Licensing fees	6,991	6,043	15,431	15,323
Network operations	1,154	1,335	3,838	4,135
Contract costs	4,352	4,150	12,595	9,942
Cost of equipment sales	189	57	398	590

	25,824	25,756	73,689	70,521

Gross profit	12,304	11,294	36,710	33,875

Operating expenses
General and administrative	5,114	6,192	15,459	16,184
Sales and marketing	2,311	2,399	8,623	6,952
Research and development	1,024	813	2,870	2,488
Depreciation and amortization	3,198	2,204	7,506	5,074
Goodwill impairment writedown	384	—	384	—

	12,031	11,608	34,842	30,698

Income (loss) from operations	273	(314)	1,868	3,177
Interest income	168	137	553	423
Interest expense	(460)	(551)	(1,478)	(1,272)
Other income	27	161	45	756

Income (loss) before income tax benefit	8	(567)	988	3,084
Income tax benefit	(59)	(127)	(307)	(21)

Net income (loss)	$67	$(440)	$1,295	$3,105

Earnings (loss) per share – basic	$0.00	$(0.01)	$0.03	$0.09

Earnings (loss) per share – diluted	$0.00	$(0.01)	$0.03	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$1,295	$3,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	6,007	3,842
Amortization of intangibles	1,499	1,232
Impairment writedown of goodwill	384	—
Stock-based compensation	660	525
Bad debt	1,105	—
Net increase in operating (assets) liabilities	(5,801)	785

Net cash provided by operating activities	5,149	9,489

Investing activities
Cash paid in connection with acquisition of United Tote Company, net of $160 in cash acquired in 2006	(4,473)	(10,094)
Purchases of property and equipment	(2,474)	(4,099)
Cash paid for IRG acquisition earn-out	(3,106)	(1,900)
Decrease in restricted cash	259	1,013
Increase in restricted cash	—	(250)
Other	—	845

Net cash used in investing activities	(9,794)	(14,485)

Financing activities
Proceeds from long-term debt	2,894	—
Repayment of long-term debt	(8,512)	(3,568)
Proceeds from sale-leaseback transaction	1,065	—
Repurchase of common stock	(1,002)	—
Proceeds from exercise of stock options	352	267
Other	(88)	—

Net cash used in financing activities	(5,291)	(3,301)

Foreign currency translation adjustment	31	(26)

Decrease in cash and cash equivalents	(9,905)	(8,323)
Cash and cash equivalents, beginning of period	21,051	16,686

Cash and cash equivalents, end of period	$11,146	$8,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. The condensed consolidated balance sheet at December 31, 2006 was derived from the audited financial statements as of that date but do not include all disclosures required for annual financial statements by accounting principles generally accepted in the United States (“GAAP”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. For further information, please refer to the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
The unaudited condensed consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise, and Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, are collectively referred to as “United Tote,” unless the context requires otherwise. Another Youbet subsidiary, Bruen Productions International, Inc., is referred to as “Bruen.” All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Note 2: Earnings (Loss) Per Share
Basic earnings (loss) per share are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings per share are generally calculated giving effect to the net shares that would be issued upon the potential exercise of all dilutive stock options during each period; however, during periods in which Youbet reports a net loss, the basic and diluted loss per share are equivalent because the effect of stock options would be antidilutive. The following is a reconciliation of the numerators and denominators of the earnings (loss) per share computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$67	$(440)	$1,295	$3,105

Denominator:
Basic weighted average shares outstanding	41,898	35,450	41,883	35,018
Effect of dilutive stock options	631	—	923	3,371

Diluted weighted average shares outstanding	42,529	35,450	42,806	38,389

Earnings (loss) per share – basic	$0.00	$(0.01)	$0.03	$0.09

Earnings (loss) per share – diluted	$0.00	$(0.01)	$0.03	$0.08

For the three-month and nine-month periods ended September 30, 2007, approximately 3,835,000 options (at exercise prices ranging from $2.23 to $6.19 per share) and 2,370,000 options (at exercise prices ranging from $2.72 to $6.19 per share), respectively, were excluded from the foregoing calculations because their effect would have been antidilutive.

Note 3: Detail of Selected Balance Sheet Accounts:

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Accounts receivable, net:
Track receivables	$13,252	$12,512
Player receivables	896	1,249
Other receivables	389	1,339

	14,537	15,100
Less allowance for doubtful accounts	(2,012)	(1,813)

	$12,525	$13,287

Inventory:
Totalizator components	$1,341	$1,091
Work-in-process	210	130
Ticket stock	583	493
Finished goods	126	873

	$2,260	$2,587

Property and equipment, net:
Pari-mutuel equipment	$22,868	$21,668
Computer equipment	15,020	14,138
Software	4,895	4,386
Leasehold improvements	3,221	3,130
Office furniture, fixtures and equipment	667	576

	46,671	43,898
Less accumulated depreciation and amortization	(19,628)	(13,788)

	$27,043	$30,110

Intangible assets other than goodwill, net:
Non-compete agreements	$4,822	$3,636
Customer lists	4,822	3,636
Technology rights	3,805	3,805
Trademarks	3,400	3,400
Other intangibles	721	721

	17,570	15,198
Less accumulated amortization	(3,328)	(1,829)

	$14,242	$13,369

Note 4: Debt
Debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(unaudited, in thousands)
Promissory notes	$3,200	$5,000
Bank revolving line of credit	—	990
Bank term loan	11,750	14,007
Capital lease obligations and other	1,200	368

	16,150	20,365
Less current maturities	(6,948)	(8,311)

Long-term debt, less current maturities	$9,202	$12,054

In February 2006, Youbet completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, Youbet issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. The remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. Youbet has four outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In July 2006, Youbet entered into a new credit agreement pursuant to which the lender agreed to provide Youbet with up to $19.0 million in total borrowing capacity through July 2010. The credit facility consists of a $4.0 million revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity in July 2011. The principal of the term loan is to be repaid in 60 equal monthly installments ($3.0 million annually) plus interest, and payments commenced on September 1, 2006. At September 30, 2007, we owed $11.8 million under the term loan and $0.0 million under the revolving credit facility.
At Youbet’s election, borrowings under the credit facility bear interest based upon the following options: (i) the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California, or (ii) the interest rate at which deposits in U.S. dollars are offered to major banks in the London interbank market. In each case, the applicable interest rate is increased by a variable margin as specified in the credit agreement. At September 30, 2007, the interest rate on this facility was 9.7% per annum.
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
In March 2007, the Company amended certain financial covenants of its credit agreement. In August 2007, the administrative agent for the lenders agreed to waive the Company’s failures to achieve the minimum EBITDA required under the credit agreement, as amended, when measured for the 12-month period ended June 30, 2007, and to maintain the leverage ratio required under the credit agreement, as amended, when measured as of June 30, 2007. As of September 30, 2007, the Company was not in compliance with the leverage ratio required under the credit agreement, as amended. However, the administrative agent for the lenders has waived enforcement of its rights arising from that default. See Note 11, Subsequents Events, for more information about the credit agreement.
In April 2007, United Tote entered into a sale-leaseback transaction with a bank. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.

Note 5: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on management’s evaluation, Youbet concluded that there were no significant uncertain tax positions requiring recognition in the Company’s financial statements. Accordingly, no adjustments to recorded tax liabilities, net operating loss carryforwards or the related deferred tax assets or valuation allowance or the accumulated deficit at January 1, 2007, were required as a result of adopting FIN 48.
The Company’s initial FIN 48 evaluation was performed for the years 2003 through 2006, which are the years that remain subject to examination by major tax jurisdictions as of September 30, 2007. The Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of this audit is uncertain; however, in light of the indemnification and offset provisions of the remaining outstanding promissory note issued in connection with the United Tote acquisition, management believes there is no material net exposure to the Company for the effect of any related tax liability that may result.
At September 30, 2007, the Company had federal and state net operating loss carryforwards available to reduce future tax obligations in the aggregate amounts of approximately $60.0 million and $10.0 million, respectively, which are expected to begin expiring in 2011 and 2013, respectively, and has reflected a net deferred tax asset of approximately $2.5 million in the accompanying consolidated balance sheets. Management believes that the Company will continue to be profitable for the foreseeable future as necessary to realize the recorded tax benefit and, therefore, it is more likely than not that the Company will realize future benefits of these deductible net differences in the amount of approximately $2.5 million. Management has provided a valuation allowance against the remainder of the deferred tax asset and continues to reevaluate this asset periodically. These expectations were used to estimate the annual effective income tax rate for 2007 in determining the tax rate applied to the current quarter. Although management believes the expectations reflected in its estimates are based upon reasonable assumptions, such assumptions rely on the information currently available to management, and the Company can give no assurance that actual results will not differ materially from these expectations.
Changes in deferred tax activity for the nine months ended September 30, 2007 created an income tax benefit of approximately $0.7 million, which more than offset all current period income tax expense and resulted in an income tax benefit of approximately $0.3 million for the nine months ended September 30, 2007. The Company’s effective tax rate for the interim periods presented differs from statutory tax rates primarily due to utilization of net operating loss carryforwards, partially offset by the alternative minimum tax.
Note 6: Contingencies
On September 19, 2007, Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges that the Company is operating as an advance deposit wagering (“ADW”) provider in the Commonwealth of Virginia and seeks a declaration of the rights and obligations of the parties under the Virginia Horse Racing and Pari-Mutuel Wagering Act. The complaint also seeks injunctive relief enjoining the Company from conducting ADW operations in Virginia until the Company contracts with the plaintiffs and obtain a license under the Virginia statute and regulations. The Company disagrees with the complaint allegations and intends to fully and vigorously defend the lawsuit. The Company continues to accept wagers from Virginia residents.
See Note 11, Subsequent Events, for information regarding certain matters impacting IRG.
The Company may be a party to other proceedings that are ordinary and incidental to the Company’s business. Management does not currently estimate that any of these legal proceedings will have a material adverse impact on the Company’s consolidated financial position, consolidated results of operations or cash flows. Accordingly, no losses have been accrued.

Note 7: Stock Options
As of September 30, 2007, options to purchase (net of cancellations) approximately 10,185,000 shares of common stock had been granted under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 11,750,000 shares. Information with respect to stock option activity for the nine months ended September 30, 2007, is summarized below:

		Weighted
	Shares Subject	Average
	to Stock	Exercise
	Options	Price
	(in thousands)
Balance at December 31, 2006	4,906	$2.61
Granted	725	2.86
Exercised	(444)	0.79
Cancelled	(381)	3.84

Balance at September 30, 2007	4,806	2.72

Additional information about outstanding options to purchase Youbet’s common stock at September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
	Number		Weighted	Number
	of	Weighted	Average	of	Weighted
	Shares	Average	Remaining	Shares	Average
	(in	Exercise	Contractual	(in	Exercise
	thousands)	Price	Life (years)	thousands)	Price
Range of Exercise Prices:
$0.49 to $1.00	870	$0.53	4.7	870	$0.53
$1.49 to $2.49	1,563	2.27	5.0	1,401	2.26
$2.72 to $3.99	1,404	3.28	8.1	378	3.11
$4.00 to $4.99	828	4.46	7.2	475	4.43
$5.00 to $6.19	141	5.30	7.7	88	5.32

Total at September 30, 2007	4,806	2.72	6.3	3,212	2.30

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
The assets and liabilities of United Tote were recorded at their estimated fair value. The final purchase price allocation was determined in February 2007 and, as a result, approximately $7.9 million of specifically identifiable intangible assets, including trademarks and trade names, software, game content and technology, with estimated useful lives ranging from five to 15 years, were recorded. The annual amortization of these assets over the next five years is expected to be approximately $0.7 million. Goodwill of $14.9 million was also recorded.

The following pro forma financial information for the nine months ended September 30, 2006 presents the condensed consolidated operations of the Company as if the United Tote acquisition occurred on January 1, 2006, after giving effect to certain pro forma adjustments. The unaudited pro forma financial information is provided for informational purposes only and does not necessarily represent the results that would have been reported had the acquisition occurred as of January 1, 2006, and is not intended to be indicative of the Company’s results of operations for any future period (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2007	2006
	As reported	Pro forma	As reported
Revenue	$110,399	$106,746	$104,396
Net income	$1,295	$2,855	$3,105

Earnings per share – basic	$0.03	$0.08	$0.09
Earnings per share – diluted	$0.03	$0.07	$0.08
Note 9: Segment Reporting
Since the acquisition of United Tote, the Company has operated as two reportable segments. The Company’s advance deposit wagering segment consists of the combined operations of Youbet Express, IRG and Bruen, and its totalizator services segment consists of the operations of United Tote.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited, in thousands)
Revenue
Advance deposit wagering segment	$31,652	$30,539	$92,121	$87,234
Totalizator services segment	7,167	6,822	20,023	17,880

	38,819	37,361	112,144	105,114
Intersegment eliminations	(691)	(311)	(1,745)	(718)

	$38,128	$37,050	$110,399	$104,396

Revenue by Geographic Area
United States	$37,411	$36,323	$108,675	$102,777
International	717	727	1,724	1,619

	$38,128	$37,050	$110,399	$104,396

Reconciliation to Income (Loss) Before Income Tax Benefit
Income (loss) from operations
Advance deposit wagering segment	$795	$(44)	$3,437	$2,287
Totalizator services segment	(522)	(270)	(1,569)	890

	273	(314)	1,868	3,177
Interest income	168	137	553	423
Interest expense	(460)	(551)	(1,478)	(1,272)
Other	27	161	45	756

Income (loss) before income tax benefit	$8	$(567)	$988	$3,084

	September 30,	December 31,
	2007	2006
	(unaudited, in thousands)
Total Assets
Advance deposit wagering segment	$38,454	$50,280
Totalizator services segment	54,667	55,325

	$93,121	$105,605

Note 10: Intangibles and Goodwill
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value. The following table shows the Company’s intangible assets and goodwill activity for the nine-month period ended September 30, 2007.

	Intangibles		Goodwill
	Advance		Advance
	deposit		deposit
	wagering	Totalizator	wagering	Totalizator
	segment	segment	segment	segment
	(unaudited, in thousands)
Balance as of January 1, 2007	$6,123	$7,246	$384	$14,859
Additions	2,372	—	—	—
Amortization	(873)	(626)	—	—
Impairment losses	—	—	(384)	—

Balance as of September 30, 2007	$7,622	$6,620	$0	$14,859
Due to current economic conditions in the advertising industry, operating profits and cash flows were lower than expected for Bruen in the nine months ended September 30, 2007. Based on this trend, the cash flow forecast for Bruen has been revised downward resulting in the impairment of the goodwill associated with Bruen.
IRG has $7.0 million in intangible assets and has a single player that accounted for over 50% of IRG’s wagering handle during the first nine months of 2007. As previously reported, the federal government seized $1.5 million from IRG’s three bank accounts and, the Oregon Racing Commission (“ORC”) has voted to commence proceedings seeking suspension of IRG’s license due to technical noncompliance with ORC’s requirement that licensees maintain a bank account insured by the Federal Deposit Insurance Company into which customer funds are deposited. In addition, IRG has recently lost or been denied content. Management is working with the ORC and the U.S. Attorney’s Office to bring IRG into full compliance with its ORC license, and management believes that IRG track content will improve. After adjusting assumptions for current facts and circumstances, management determined that an impairment of IRG intangible assets was not required at this time. Management will continue to monitor this situation, and if facts and circumstances adversely change current assumptions, an impairment may be recorded at a later date.
Note 11: Subsequent Events
A search warrant was served on the Company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of our IRG business related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s Office in Las Vegas, Nevada. The Company has been advised that the U.S. Attorney’s Office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. In connection with its investigation, the U.S. government on October 11, 2007 took possession of $1.5 million held in IRG bank accounts by way of civil asset forfeiture. The Company is cooperating with authorities and has pledged its ongoing assistance in their investigation.

The seizure by the U.S. government of $1.5 million held in IRG’s bank accounts resulted in a default under the credit agreement, as amended. On October 30, 2007, the Company entered into a waiver of default and side letter agreement with its lender under the credit agreement, as amended. Pursuant to the waiver of default and side letter agreement, the lender agreed to waive this default in consideration of, among other things, a $100,000 accommodation fee, updated financial projection information, a covenant not to make or accept any investments, distributions, dividends or otherwise any other intercompany transfers to or from IRG, except for an amount not to exceed $80,000 in any two-week period for purposes of funding IRG’s payroll and operations, and a covenant to maintain a minimum liquidity of $4.0 million.
Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; the successful integration of acquisitions; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; the progress and ultimate outcome of the federal government investigation involving IRG customers; a decline in the general economy; and other factors described in our annual report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. We undertake no obligation to update any forward-looking statements.
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet Express is a leading online advance deposit wagering (“ADW”) company focused on horse racing primarily in the United States.
Based on information compiled by the International Federation of Horseracing Authorities, over 80% of pari-mutuel wagers, or handle, on thoroughbred racing in the United States were placed at locations away from the host track. We believe the shift towards off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, and our interactive voice recognition telephonic system, enable our customers to securely wager on horse races at over 150 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and wagers are placed directly into the track betting pools.
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

We acquired International Racing Group (“IRG”) in June 2005. The IRG rebate model encourages high-volume wagering by providing qualifying customers with a pre-determined percentage rebate (credit to the customer’s account) based on the total amount wagered. In addition, this acquisition also allowed us to expand our customer base with live telephone operators.
Our acquisition of United Tote Company in February 2006 diversified our product offerings and furthers our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in the Philippines and other foreign markets.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 157 and SFAS 159 will become effective for us on January 1, 2008. We do not believe the adoption of SFAS 157 or SFAS 159 will have a material impact on our financial position, results of operations or cash flows.
Results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006
Revenues
Total revenues increased $1.1 million, or 3%, for the third quarter of 2007 compared to the third quarter of 2006. Commissions on ADW increased $0.9 million, or 3%, as a result of an 8% increase in yield, and totalizator segment revenues were static as compared with 2006. The increase in our ADW segment reflects a $2.9 million, or 13%, increase in Youbet Express revenues and full quarter of Bruen revenues, which we acquired in November 2006, partially offset by a $2.1 million, or 30%, decrease in IRG revenues. Equipment sales increased $0.2 million in the third quarter of 2007 compared to the same period in 2006.

Total handle for the three months ended September 30, 2007 was $206 million, a decrease of $10.9 million, or 5%, and Youbet Express’ handle was 13% higher and IRG’s handle 26% lower, than in the comparable 2006 period. Our lower growth rate this quarter was primarily due to the loss of a substantial portion of race track content from TrackNet Media LLC (a recently-formed joint venture between Magna Entertainment Corporation and Churchill Downs) and its partners as of the end of May 2007. The impact of this loss of TrackNet content was more significant at IRG, where we have lost several of our highest wagering customers to other “one-stop-shop” off-track wagering options that are able to offer that content. For more information, see “—Competition.”
Youbet Express and IRG’s total blended yield, defined as commission revenue less track and licensing fees (each as calculated in accordance with accounting principles generally accepted in the United States and presented in our consolidated statements of operations) as a percentage of handle, was 5.0% in the third quarter of 2007, up from 4.3% in the third quarter of 2006, primarily reflecting the impact of the significant revenue decline in the lower-yielding IRG handle, offset by improvements in the Youbet Express yield. In the third quarter of 2007, we generated a 6.7% yield on Youbet Express handle and a 2.0% yield on IRG handle, compared to 6.0% and 2.3%, respectively, in the third quarter of 2006 due largely to our ability to shift handle to higher-yielding tracks from the historically higher-cost TrackNet content, by means of player incentives and changes in year-over-year track mix. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of our financial performance and may not be comparable to similarly titled measures used by other companies.
Operating expenses
Track fees: Track fees decreased $1.0 million, or 7%, in the third quarter of 2007 compared to the third quarter of 2006. The decrease is primarily related to lower handle and revenues. Track fees primarily consist of amounts paid and payable to various tracks, the California Horse Racing Board and the Oregon Racing Commission (“ORC”).
Licensing fees: For the three months ended September 30, 2007, these fees increased $0.9 million, or 16%, compared to the third quarter of 2006, due to increased wagering on horse races at TVG licensed tracks, which have a relatively higher fee structure. Licensing fees represent amounts paid and payable under our licensing agreement with licensors.
Contract costs: Contract costs increased $0.2 million, or 5%, in the third quarter of 2007 compared to the third quarter of 2006. Contract costs are primarily the costs associated with providing totalizator services at race tracks.
Network operations: Network operations expense of $1.2 million was $0.1 million, or 13%, lower than in the third quarter of 2006, largely reflecting changes in handle. Network operations expense consists of costs for salaries, telecommunications and various totalizator fees.
Research and development: The research and development expense increase of $0.2 million was 26% higher in the third quarter of 2007 compared to the third quarter of 2006, due to the reduced capitalization of internally developed software and related improvements, without a similar reduction in workforce. We continue to invest in the development of our network infrastructure and to support continued technology upgrades, which could increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $0.1 million, or 4%, in the third quarter of 2007 compared to the same period in 2006. This decrease was substantially all in the Youbet Express business and resulted from specific cost reduction initiatives implemented in the third quarter of 2007. We have and expect to continue to curtail this spending during the fourth quarter of 2007. Sales and marketing expense includes costs of salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense includes payroll-related costs, transaction processing fees and professional consulting fees decreased $1.1 million, or 17%, in the third quarter of 2007 compared to the third quarter of 2006. Youbet Express general and administrative expense decreased $1.5 million, attributable to reduced payroll and incentive, consulting costs and nonrecurring legal expenses associated with a prior-year arbitration with TVG and bank debt refinancing which approximated $0.8 million. This was partially offset by a $0.4 million increase to IRG’s bad debt reserve, in connection with the investigation of several customers by the U.S. Attorney’s office. Accordingly, general and administrative expense declined, as a percentage of total revenues, to 13.4% in the third quarter of 2007 from 16.7% in the third quarter of 2006.

Depreciation and amortization: Depreciation and amortization increased $1.0 million, or 45%, compared to the third quarter of 2006. This increase was primarily due to higher depreciation expense and intangible amortization expense at United Tote subsequent to the final purchase price allocation completed at year-end 2006 and the amortization of $0.5 million of capitalized software development costs associated with our King Contest product.
Goodwill impairment: We recorded a non-cash $0.4 million impairment of goodwill related to our Bruen operations as a result of our annual review of impairment in accordance with SFAS 142. For more information, refer to Note 7 to our unaudited condensed consolidated financial statements included with this report.
Other income (expense): Other income (expense), primarily arising from interest income (expense) remained static when compared to the third quarter of 2006.
Results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Revenues
Total revenues increased $6.0 million, or 6%, for the nine months ended September 30, 2007 compared to the same period in 2006. Commissions on ADW increased $4.3 million, or 5%, as a result of increased handle, and totalizator segment revenues increased $1.1 million largely due to including a full nine months’ results for United Tote (acquired in mid-February 2006) in 2007. The increase in our ADW segment reflects a $6.0 million, or 9%, increase in Youbet Express revenues, partially offset by a $1.8 million, or 10%, decrease in IRG revenues. Our November 2006 acquisition of Bruen Productions $0.6 million of revenues this year that we did not have in the comparable period last year.
Total handle for the nine months ended September 30, 2007 was $594.9 million, an increase of $14.2 million, or 2%, with Youbet Express and IRG experiencing increases (decrease) of 9% and (7%), respectively, from the same period in 2006. IRG’s decline is due primarily to the loss of a substantial portion of race track content from TrackNet and its partners as of the end of May 2007, where we lost several of our highest wagering customers .
Youbet Express and IRG’s total blended yield was 5.4% in the nine months ended September 30, 2007, up from 4.9% in the prior year period, reflecting our efforts to change track mix and the significant revenue decline in the lower-yielding IRG handle. In the nine months ended September 30, 2007, we generated a 7.1% yield on Youbet Express handle and a 2.3% yield on IRG handle, compared to 6.6% and 2.4%, respectively, in the 2006 period due largely to changes in year-over-year track mix and loss of a substantial portion of the TrackNet content that more significantly impacted the lower-yielding IRG handle. For more information, see “—Competition.”
Operating expenses
Track fees: Track fees increased $0.8 million, or 2%, for the nine months ended September 30, 2007 compared to the same period of 2006. The increase is consistent with increased handle and revenues at higher fee TVG tracks.
Licensing fees: For the nine months ended September 30, 2007, licensing fees increased $0.1 million, or 1%, compared to the 2006 period, primarily due to changes in track mix favoring higher fee TVG tracks.
Contract costs: Contract costs increased $2.7 million, or 27%, for the nine months ended September 30, 2007 compared to the same period of 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary.
Network operations: Network operations expense decreased $0.3 million, or 7%, for the nine months ended September 30, 2007 due to improved cost control.
Research and development: Research and development expense increased $0.4 million, or 15%, in the nine months ended September 30, 2007 compared to the same period in 2006. The 2007 increase was primarily due to a full nine months’ research and development expense at United Tote, which was acquired in February 2006.
Sales and marketing: Sales and marketing expense increased $1.7 million, or 24%, for the nine months ended September 30, 2007 compared to the same period of 2006 largely due to increased marketing expenditures in the second quarter of 2007. This increase was primarily at Youbet Express business and resulted from increased business development efforts and marketing programs, including expanded print and television advertising and racetrack promotional expenses, targeted at reducing the impact of the loss of TrackNet content.

General and administrative: General and administrative expense decreased $0.7 million, or 4%, in the first nine months of 2007 compared to the same period of 2006. This was attributable to reduced payroll and incentive compensation, consulting costs and nonrecurring legal expenses incurred in 2006 associated with a prior-year arbitration with TVG and bank debt refinancing which approximated $0.8 million. These reductions were offset by the impact of the 2006 acquisitions of United Tote and Bruen, as well as by a $0.4 million increase to IRG’s bad debt reserve. General and administrative expense, as a percentage of total revenues, declined to 14.0% in the first nine months of 2007 from 15.5% in the same period of 2006.
Depreciation and amortization: Depreciation and amortization increased $2.4 million, or 48%, compared to the nine months ended September 30, 2006. This increase was primarily due to a full nine months’ depreciation expense and intangible amortization expense at United Tote, which was acquired in the middle of the first quarter of 2006, and the final purchase price allocation for that company, completed at year-end 2006 and the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in the third quarter of 2007.
Goodwill impairment: We recorded a non-cash $0.4 million impairment of goodwill related to our Bruen operations as a result of our annual impairment testing in the third quarter. For more information, see Note 10 to our condensed consolidated financial statements in Part I, Item I of this report. We did not record any impairments in 2006.
Interest expense: Interest expense increased to $1.5 million in the first nine months of 2007, compared to $1.3 million in the same period of 2006. The increase is primarily due to interest expense related to our credit facility and, to a lesser extent, the unsecured promissory notes issued in connection with our February 2006 acquisition of United Tote.
Other income: Other income decreased $0.6 million compared to the nine months ended September 30, 2006 due to an early termination fee received by United Tote in the second quarter of 2006.
Outlook for the remainder of 2007
We believe the sharply lower IRG revenue levels are likely to continue unless and until we are able to bring IRG into full compliance with its ORC license and negotiate to again carry all of the lost content from TrackNet (and/or its partners) and convince certain of IRG’s former high-wagering customers to return to our platform. We continue to work with TrackNet and the industry to find a solution that works for everyone, particularly the customer. For more information, see “—Competition.” For more information about IRG’s ORC license, see “— IRG”. We also are experiencing continuing losses from operations at United Tote. As a result of these factors, we announced in July 2007, cost cutting and revenue enhancement initiatives aggregating approximately $5 million to offset these lowered revenue expectations.
This expense control program is an across-the-board effort involving the corporate office and all of our operating units. These efforts include payroll and operating expense reductions, decreased marketing expense for the second half of 2007, service consolidations and revenue enhancements. In the fourth quarter of 2007, we plan to reduce overall general and administrative and sales and marketing expenses, reduce cost of goods sold at United Tote and lower spending on non-core development projects.
Liquidity and capital resources
During the first nine months of 2007, we funded our operations primarily with net cash provided by operating activities. As of September 30, 2007, we had net working capital of $1.3 million, compared to $5.0 million at December 31, 2006 (including the current portion of our deferred tax assets). The decline in working capital primarily relates to a decline in year-over-year earnings, aggregate term loan payments of $0.8 million, a one time make-whole payment of $4.5 million (discussed below) and a $1.0 million increase in performance earn-outs paid. As of September 30, 2007, we had $11.1 million in cash and cash equivalents, $5.3 million in restricted cash and $16.2 million in debt. In November 2007, we paid the quarterly license fee of $7.0 million under our agreement with TVG. We used cash-on-hand to fund this payment.
Net cash provided by operating activities for the nine months ended September 30, 2007 of $5.7 million decreased by $3.8 million from the $9.4 million provided by operating activities in the same period in 2006, primarily due to increases in accounts payable and accrued liability balances during the nine months ended September 30, 2006, compared to decreases in both balances in the same period in 2007, attributable to the payment of a $1.2 million arbitration award to TVG and additional $1.0 million in performance earn-outs in the first six months of 2007.
Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 primarily consisted of net cash paid in connection with the United Tote acquisition in both periods. More specifically, in the first quarter of 2007, we made a one-time “make-whole” payment of $4.5 million to United Tote’s former owners as required under the acquisition agreement while, in the first quarter of 2006, we paid the $10.1 million cash portion of the purchase price. Additionally, in the third quarter of 2007, a performance earn-out relating to IRG in the amount of $3.1 million was paid, versus $1.9 million in the same period of 2006.

Net cash used in financing activities in the nine months ended September 30, 2007 increased by $1.9 million compared to 2006 due largely to the paydown of debt, $1.0 million repurchase of our common stock, partially offset by a sale-leaseback transaction in the second quarter of 2007. In the transaction, we sold certain totalizator equipment to a bank for proceeds of approximately $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service, as well as potential repurchases of our common stock under our previously-approved program. For more information about this program, see Part II, Item 2 of this report.
We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote, which has an aggregate principal amount of $3.2 million and accrued interest of $0.1 million as of September 30, 2007, pending resolution of several outstanding claims. See Note 4 to our condensed consolidated financial statements included in Item 1 of this report for more information regarding this promissory note. We have four outstanding claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. In addition, the former owners of IRG are contractually entitled to a third and final earn-out payment as of June 30, 2008, based on IRG’s future performance, for which we have accrued $0.7 million as of September 30, 2007.
Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle, generate sufficient cash flow to adequately support our operations. We believe that our cash flow from operations and our cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, the current U.S. Attorney’s investigation, discussed throughout this report, could continue to adversely impact our cash flows. We may from time to time seek additional capital to fund our operations, reduce our liabilities and fund our expansion plans consistent with anticipated changes in operations and infrastructure. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
As further discussed below, the U.S. government took possession of $1.5 million held in IRG bank accounts by way of civil asset forfeiture in connection with their investigation of the wagering activities of certain IRG customers. The $1.5 million represents funds deposited by customers of IRG as well as ADW commission payments from racetracks. Accordingly, our liquidity may be impacted to the extent we honor such deposits but have yet to receive any corresponding rightful funds back from the U.S. government’s seizure. We do not expect honoring this obligation to materially affect our ability to fund our working capital and capital expenditure requirements for at least the next 12 months.
Credit facility
In July 2006, we entered into a new credit agreement pursuant to which the lender agreed to provide us with up to $19.0 million in total borrowing capacity, consisting of a $4.0 million revolving line of credit and a $15.0 million term loan. For more information, see Note 4 and Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this report and Item 5 in Part II of this report.

IRG
We acquired IRG in June 2005. Under the IRG stock purchase agreement, the sellers may be entitled to receive up to $1.9 million per year in three annual installment payments based on the handle and net yield on such handle generated by IRG. The sellers may also be entitled to receive up to $1.5 million in additional payments based on IRG’s operations achieving specified handle and yield thresholds. If a specified handle target is met during any anniversary year, the sellers may be entitled to receive an additional payment equal to 1% of any handle that exceeds the target amount. Finally, if a specified aggregate handle threshold is met over the three-year period after the closing, then a final payment of $2.5 million will be payable to the sellers. We may take specified offsets against certain of these payments. As of September 30, 2007, we had accrued $0.7 million for the third periodic maximum earn-out payment, payable on or about August 31, 2008.
As we have previously reported, a search warrant was served on October 4, 2007 at our company headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of our IRG business related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s office in Las Vegas, Nevada.
We have been advised that the U.S. Attorney’s office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. While we have not been made privy to the full scope and nature of the government’s investigation, we have opened, and intend to continue, a dialogue with the U.S. Attorney’s office. We are cooperating with authorities and have pledged our ongoing assistance in their investigation.
On October 11, 2007, the U.S. government in connection with their investigation took possession of $1.5 million held in IRG bank accounts by way of civil asset forfeiture. On October 19, 2007, the ORC held a special meeting and voted to commence the process of seeking a suspension of IRG’s license due to IRG’s technical noncompliance with the ORC’s requirement that licensees maintain a bank account insured by the Federal Deposit Insurance Corporation into which customer funds are deposited. We are working cooperatively with the ORC and the U.S. Attorney’s office to implement a process that will allow IRG to return to full compliance with all technical requirements and to pay IRG’s customers and vendors as expeditiously as possible.
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
In April 2007, TrackNet announced that it would not allow us to carry Magna and Churchill Downs content, including the 2007 Kentucky Derby, unless we agreed to stop offering the content we have been sublicensing from TVG, which we could not agree to do. As a result, we were unable to offer wagering on the 2007 Kentucky Derby, have been unable to offer wagering on Churchill Downs horse racing since the end of April 2007 and have lost certain other content, which has had an adverse effect on revenues.

Since that April 2007 announcement, we have negotiated with TrackNet to gain access to its horse racing content. TrackNet has announced that it is attempting to negotiate content-sharing arrangements with TVG, which may result in our ability to carry Magna and Churchill Downs content, but those negotiations have not been completed. The California Horse Racing Board recently has facilitated agreements that make most major racing signals in California available to the largest domestic account-wagering operations in the country, including the Company, from November 2007 to July 2008. We cannot be certain that we will be able to secure TrackNet’s content in the near or long term, and we cannot presently estimate the ultimate impact that the loss of Magna and Churchill Downs content will have on our business or the overall effect that the joint venture will have on our business and our other relationships with content providers such as TVG.
In July 2007, TVG’s owner, Gemstar-TV Guide International, Inc., announced that it is exploring strategic alternatives for the company, which could involve sale of parts or all of the company. Also, in May 2007, TVG filed suit against Magna and its subsidiaries, Horse Racing Television and Xpressbet, for infringement of two interactive wagering system patents.
Regulatory Developments
On September 19, 2007, a law passed by the Arizona legislature took effect that makes it a felony to accept or place a wager on a horse race anywhere in Arizona except at a licensed track or off-track betting parlor. In light of this new law, we have ceased to accept wagers from Arizona residents. We are examining our alternatives, including a challenge to the constitutionality of this new law.
On September 26, 2007, we also ceased to accept all wagers from customers in the District of Columbia. The ORC, the entity that licenses our ADW operations, informed us that it had concluded that ADW companies should no longer accept wagers from the District of Columbia. Accordingly, we promptly ceased to accept wagers from District of Columbia customers. Our previously approved ORC operating plans had included the District of Columbia as an “allowed” wagering jurisdiction.
Customers from Arizona and the District of Columbia, in the aggregate, represented 2.7% of handle for the year ended December 31, 2006 and 2.6% of handle for the nine months ended September 30, 2007. We do not expect the inability to accept wagers in Arizona and the District of Columbia, either individually or in the aggregate, will have a material adverse impact on our financial position, results of operations or cash flow.
NYRA bankruptcy
The New York Racing Association, or NYRA, is the not-for-profit operator of Aqueduct Racetrack, Belmont Park and Saratoga Race Course. In November 2006, NYRA filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York. At September 30, 2007, we had outstanding accounts receivable from NYRA of approximately $0.6 million, against which we have recorded a specific allowance of $0.2 million. We also have $0.2 million of accounts payable to NYRA, which also mitigate our exposure to loss in the event the receivables become uncollectible.
Item 3. Quantitative and qualitative disclosures about market risk
There were no material changes during the quarter ended September 30, 2007.
Item 4. Controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
As reported in our Form 10-K for the year ended December 31, 2006, management identified three groups of control deficiencies, each of which was deemed to constitute a material weaknesses in our internal accounting control over financial reporting as of December 31, 2006. Specifically, the control deficiencies were grouped as follows:
•	Pervasive control deficiencies across key Committee of Sponsoring Organizations of the Treadway Commission components, including information technology general controls (“ITGC”), information technology (“IT”) application controls, and business processes.

•	Pervasive control deficiencies across key ITGC categories relating to IT operations, planning and management.

•	Control deficiencies across key business processes at all operating units.

As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. During the nine months ended September 30, 2007, we have continued to implement additional controls and procedures, as outlined in “Management’s Report on Internal Controls over Financial Reporting” in our 2006 annual report on Form 10-K, designed to remediate the material weaknesses discussed above and are continuing to assess additional controls that may be implemented to remediate these weaknesses. As of September 30, 2007, all of the material control weaknesses identified in 2006 are being addressed and either have been, or are in the process of being, remediated. In order to improve our control environment and regularly communicate the status and progress of the Sarbanes-Oxley Act, Section 404 (“SOX”) remediation process to management and the Audit Committee, we hired two employees dedicated to these efforts earlier this year.
During the quarter ended June 30, 2007, we completed the business process documentation and evaluated remediation requirements for Youbet and United Tote and progressively implemented remediation initiatives at all the business units during the second quarter of 2007.
During the quarter ended September 30, 2007, we implemented the following to further our remediation efforts:
•	hired a new Chief Financial Officer on July 9, 2007, allowing our Chief Operating Officer who had been acting as interim Chief Financial Officer to fully resume his role;

•	completed the evaluation of remediation requirements for IRG and our IT operations;
•	developed and documented Youbet Express business processes related to governance, trade payables and financial statement closing, consolidation and reporting;

•	developed and documented United Tote’s business processes related to revenues and account receivables, trade payables, fixed assets, HR/payroll and benefits, treasury and cash, and inventory; and

•	developed and documented IRG’s business processes related to revenues and account receivables, trade payables, HR/payroll and benefits, and treasury and cash.
Of the SOX testing that has been performed through September 30, 2007, we have noted significant improvements in internal control compliance. The final implementation and compliance testing of our internal control enhancements, however, will not be completed until the fourth quarter of 2007. Management currently expects to be able to report effective internal control over financial reporting by December 31, 2007.
As of September 30, 2007, our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Although management is addressing our material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in our internal control over financial reporting that we believe are necessary to enable us to conclude that the material weaknesses have been remediated. Accordingly, management has determined that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as September 30, 2007. Therefore, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2007.
The foregoing identified control deficiencies notwithstanding, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Other than the changes referred to above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
On September 19, 2007, Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association filed lawsuit against our company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges that we are operating as an ADW provider in the Commonwealth of Virginia and seeks a declaration of the rights and obligations of the parties under the Virginia Horse Racing and Pari-Mutuel Wagering Act. The complaint also seeks injunctive relief enjoining us from conducting ADW operations in Virginia until we contract with the plaintiffs and obtain a license under the Virginia statute and regulations. We disagree with the complaint allegations and intend to fully and vigorously defend the lawsuit. We continue to accept wagers from Virginia residents.

We also are a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any of these legal proceedings currently pending will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
Item 1A. Risk factors
Our annual report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that
Form 10-K.
For updates on the following specific risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2006, please see “Competition” and “NYRA bankruptcy” under Part I, Item 2 of this report:
•	We face strong competition from the Television Games Network and others.

•	Our inability to retain our relationships with our content providers would have a material adverse effect on our business.

•	Our inability to collect revenue due to the NYRA bankruptcy could reduce our revenue and cause our businesses to suffer.
The U.S. government’s investigation into the wagering activities of certain IRG customers may adversely affect our financial condition, results of operations and the price of our common stock.
As previously disclosed, the U.S. government’s investigation into the wagering activities of certain IRG customers has resulted in the service of a search warrant on our headquarters on October 4, 2007, the seizure of $1.5 million held in IRG bank accounts on October 11, 2007 and the ORC notice on October 19, 2007 seeking to suspend IRG’s license because of technical noncompliance stemming from our inability at the present time to maintain an FDIC-insured bank account for our IRG customer funds. The trading price of our common stock has been materially affected since the disclosure of the foregoing.
There are a number of other risks associated with the U.S. government’s investigation and other related matters that may arise as a result.  At present, we have been advised that we are not the subject of the U.S. government’s investigation. We, however, cannot predict the outcome or the duration of the investigation or any other legal proceeding that may arise out of the investigation or otherwise be related. We also could become the subject of the U.S. government’s investigation, be subjected to lawsuits and could become the subject of other inquiries or investigations in addition to the U.S. government’s investigation now underway. If we are subject to adverse findings in any such proceedings, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our financial condition and results of operations.
Dealing with matters related to the U.S. government’s investigation and other matters stemming from the investigation, such as the ORC’s notice to seek suspension of IRG’s license, has and will divert management’s attention from managing our day-to-day operations.  Additionally, expenses arising from cooperating and responding to the U.S. government’s investigation and related matters, management’s review of materials, any related litigation and other associated activities are expected to be significant. Current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to current or future proceedings related to this matter.  These events could adversely affect our financial condition, results of operations and the price of our common stock.

The U.S. government’s seizure of $1.5 million held in IRG bank accounts may adversely affect our financial condition and results of operations.
In connection with the U.S. government’s investigation, $1.5 million held in IRG bank accounts was seized on October 11, 2007 by civil asset forfeiture. The $1.5 million represents funds deposited by customers of IRG as well as ADW commission payments from racetracks. Accordingly, our liquidity may be impacted to the extent we honor such deposits but have yet to receive any corresponding rightful funds back from the U.S. government’s seizure. Our obligation to our customers with respect to any rightful funds may affect our ability to fund our working capital and capital expenditure requirements and, accordingly, adversely affect our financial condition and results of operations.
The ORC has indicated by notice their intent to commence the process of seeking suspension of IRG’s license which may adversely affect our business.
As a result of the U.S. government’s seizure of $1.5 million held in IRG bank accounts, ORC determined that we are in technical noncompliance with the ORC’s requirement that a bank account insured by the Federal Deposit Insurance Corporation be maintained for customer deposits. IRG is licensed to operate a multi-jurisdictional simulcasting and interactive wagering hub by the ORC under Oregon’s Pari-Mutuel Wagering Act. A suspension of IRG’s license may adversely affect IRG’s ability to conduct its ADW operations by limiting the jurisdictions in which IRG may conducts its business.
Item 2. Unregistered sales of equity securities and use of proceeds
(a) None.
(b) None.
(c)	In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock and, in April 2007, we reached an agreement with our lender to amend our credit agreement to allow repurchases in those aggregate amounts. Share repurchases are administered by a special committee of directors, must be made on or before March 31, 2009, but may not be made at any time we are in default under the terms of our credit agreement or do not meet certain liquidity thresholds. Since the inception of this repurchase program and for the quarter ended September 30, 2007, we have repurchased 586,766 shares of our common stock at a weighted average price of $1.71 per share for an aggregate of approximately $1.0 million in repurchases under the program. We used cash on hand and cash provided by operating activities to fund the share repurchases. Future repurchases may occur from time to time.

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased	Paid Per Share	Program	Program
July 2007	—	—	—	$ 10.0 million
August 2007	419,866	$1.70	419,866	$ 9.3 million
September 2007	166,900	$1.74	586,766	$ 9.0 million
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
On November 8, 2007, Youbet, and United Tote, as borrowers, and Wells Fargo Foothill, Inc., as administrative agent for the lenders, entered into a waiver with respect to a default under the credit agreement dated as of July 27, 2006 as amended by the First Amendment and Waiver dated as of March 14, 2007. For a description of the credit agreement, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this report.
Pursuant to the waiver, Wells Fargo Foothill expressly waived the lenders’ rights to enforce the event of default arising out of our failure to maintain the leverage ratio required under the credit agreement, when measured as of September 30, 2007.
The foregoing description of the waiver is included to provide information regarding its material terms and is qualified in its entirety by reference to the full text of the waiver, which is filed as Exhibit 10.6 to this report.

Item 6. Exhibits
3.1	Certificate of Incorporation of Youbet.com, Inc., as amended (incorporated by reference to Exhibit 3.1 to Youbet’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to Youbet’s current report on Form 8-K filed April 20, 2007).

10.1	Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Youbet’s current report on Form 8-K filed July 28, 2006).

10.2	First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent (incorporated by reference to Exhibit 10.16 to Youbet’s annual report on Form 10-K for the year ended December 31, 2006).

10.3	Waiver of Event of Default, dated as of August 3, 2007, by and among Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to Youbet’s quarterly report on Form 10-Q for the period ended June 30, 2007).

10.4	Consent to Stock Repurchase, dated April 10, 2007, between Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to Youbet’s current report on Form 8-K filed April 11, 2007).

10.5	Waiver of Default Side Letter Agreement, dated as of October 30, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers and Wells Fargo Foothills, Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Youbet’s current report on Form 8-K filed November 5, 2007).

10.6	Waiver, dated as of November 8, 2007, by and among Youbet.com, Inc., and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as administrative agent.

10.7	Employment Agreement, dated as of July 9, 2007, by and between Youbet.com, Inc. and James A. Burk (incorporated by reference to Exhibit 10.1 to Youbet’s current report on Form 8-K filed July 11, 2007).*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
November 9, 2007	By:	/s/ Charles F. Champion
Charles F. Champion
President and Chief Executive Officer

November 9, 2007	By:	/s/ James A. Burk
James A. Burk
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.6	Waiver, dated as of November 8, 2007, by and among Youbet.com, Inc., and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as administrative agent.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.