Form 10-K
period 2007-12-31
YOUBET COM INC
filed 2008-03-31
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State of incorporation)	(I.R.S. employer identification no.)

5901 De Soto Ave., Woodland Hills, California 91367	91367
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 668-2100
Securities registered under Section 12(b) of the Act:
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates (assuming that the registrant’s affiliates are its officers and directors) of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $89.8 million based on the closing sale price of $2.44 as reported on the NASDAQ Capital Market on June 30, 2007.
As of December 31, 2007, there were 42,562,805 shares of common stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

Preliminary Notes
This annual report on Form 10-K is for the year ended December 31, 2007. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
Industry and market data used throughout this annual report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe these sources are reliable, we have not independently verified the information from these third-party sources and cannot guarantee their accuracy or completeness.
Cautionary Statement
This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ii

PART I.
ITEM 1. BUSINESS
Business Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through the Internet and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet Express is a leading online advance deposit wagering (“ADW”) company focused on horse racing primarily in the United States.
Our website, www.youbet.com, enables our customers to securely wager on horse races at over 150 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are placed directly into the track betting pools.
We strive to appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the-minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (“OTBs”). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of the wager (handle) processed through Youbet Express.
Our acquisition of United Tote Company in February 2006 diversified our product offerings. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processed more than $7 billion in handle in 2007 on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number foreign markets. As result of this acquisition, we now operate two business segments for financial accounting purposes, ADW and totalizator systems. For more information, see Note 15 “Segment Information” in our consolidated financial statements at the end of this report.
We were incorporated in Delaware on November 13, 1995. Our executive offices are located at 5901 De Soto Avenue, Woodland Hills, California 91367 and our telephone number is (818) 668-2100. Our website address is www.youbet.com.
Industry Overview
According to The Jockey Club, which is the breed registry for all thoroughbred horses in North America, total U.S. handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $15 billion in 2007, of which 88% represented wagers made away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. We believe that the ADW segment has outpaced overall pari-mutuel industry growth in recent years and that the largest volume of ADW wagers in the U.S. were processed through entities licensed as multi-jurisdictional wagering hubs in Oregon. According to the Oregon Racing Commission (“ORC”), handle processed through multi-jurisdictional wagering hubs licensed in Oregon have stayed relatively flat year-over-year at $1.6 billion for the year ended December 31, 2007.
In 2000, the United States Congress amended the Interstate Horseracing Act of 1978 to clarify the legality of wagering across state lines via telephone or other electronic media and the commingling of pari-mutuel wagering pools.
In the fourth quarter of 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006, which includes certain racing protective provisions by maintaining the status-quo with respect to wagering activities covered under the Interstate Horseracing Act of 1978, as amended. This Act prohibits the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses; however, the Act specifically excludes from the definition of unlawful Internet gambling “any activity that is allowed under the Interstate Horseracing Act of 1978”.

Competitive Advantages
We are a leading ADW company focused on horse racing primarily in the U.S. and have processed over $2.5 billion in wagers from January 1, 2002 to December 31, 2007. We believe we have the following competitive advantages:
Extensive customer database and strong analytical capability
We utilize sophisticated data mining software, which generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences. With this information, we are able to personalize our product offerings through targeted special offers, contests and promotions tailored to specific customer segments. This information also helps us maximize revenue yield by allowing us to target promotions and incentives to wager on tracks that generate greater revenue yield to us.
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
Growth Strategies
We aim to maintain our market-leading position in the ADW segment and build upon the strength of our brand. We have adopted the following key growth strategies to achieve these objectives:
Continue to develop high-quality wagering products
We intend to continue to develop industry-leading technology and to expand the diversity and breadth of our product offerings and services. We believe this will translate into a more enjoyable customer experience, and as a result, we believe our customers will place a greater portion of their wagering dollars through us. In 2007, we entered into a strategic alliance with Phantom Fiber Corporation to deliver a mobile phone wagering solution that is fully integrated with the totalizator systems used by United Tote customers. The mobile service, which can be delivered on a wide variety of cellular phones, will let players view race programs, place wagers, manage their accounts and view historical transactions.
Seek expansion opportunities
We intend to seek opportunities in the U.S. and abroad to leverage our highly scalable online and telephonic wagering platforms and to diversify our customer base, revenue streams and content. Domestically, opportunities may exist to grow handle and increase market share by targeting companies in the ADW sector. We also plan to target companies which provide strategic infrastructure components in order to become more vertically integrated and to diversify our product offerings and customer base. Internationally, we believe opportunities exist to increase our market presence and to offer different forms of wagering while simultaneously providing our customers with a more diverse array of content to view and upon which to wager.
Expand international presence
In 2007, we derived less than 3.8% of our handle from races outside of the U.S. and Canada. We hope to increase our penetration of the international market by entering into content agreements with leading international tracks. This will enable us to expand our customer base internationally, while simultaneously providing our domestic customers with a more diverse array of content to view and to wager upon. In addition, international jurisdictions permit a broader array of wagering activities than the U.S., including fixed-odds sports betting. With modifications, our robust operating platform can be adapted to facilitate such international opportunities.

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
Revenue Sources
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our arrangements with Television Games Network (“TVG”) and independent racetracks, we receive a commission from each racetrack calculated as a percentage of our customers’ wagers that are delivered to their respective pari-mutuel pools. In the aggregate, these commissions represented approximately 80% of our total revenue for 2007. We generate additional revenue primarily from processing fees, monthly subscription fees and the sale of handicapping information.
United Tote revenue is derived from contractual arrangements for the installation and maintenance of totalizator systems at horse and dog racing facilities. This revenue is supplemented by sales of the supplies and equipment used by the facilities.
Marketing
Using various media channels such as Youbet ExpressSM, the Internet, print advertising, radio and brand placement, we focus our integrated marketing efforts on both casual and more targeted marketing to horse racing enthusiasts. An integrated marketing approach allows us to cycle a series of targeted messages centered on product features and benefits, online tournaments and contests, and event-specific promotions.
Our marketing campaigns and customer retention strategies are supported with customer research and analysis and are intended to satisfy the needs of existing customers and drive new customers to Youbet ExpressSM. We frequently initiate communication with our customers via phone and e-mail. One-on-one messaging through the Youbet ExpressSM homepage allows us to tailor personalized messages and offers to our members based on their wagering propensity and preferences.
Acquisitions and Dispositions
Acquisition of United Tote
In February 2006, we completed the acquisition of United Tote for $31.9 million plus the assumption of approximately $14.7 million of United Tote debt (primarily related to the financing of equipment that had been placed with United Tote’s track customers). We financed the acquisition by delivering to UT Group, LLC, United Tote’s former owner, the following consideration:
•	Approximately $9.7 million in cash;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of Youbet common stock, valued at $5.50 per share.
For more information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments.” We have streamlined the operations of United Tote, and we are evaluating strategic alternatives for this segment of our business, including a possible sale.

Disposition of Bruen Productions
In October 2006, Youbet acquired privately-held Bruen Productions International, Inc. We funded the acquisition with common stock held in treasury, payable in four installments over three years, and the assumption of approximately $0.2 million of debt. Youbet delivered 13,953 shares of common stock in October 2006 as the first installment. As of December 31, 2007, we sold Bruen Productions back to the original owner in exchange for return of the delivered shares, termination of future stock obligations and cash. The decision to sell the Bruen Productions was reached after management concluded that Bruen Productions was not a core business for Youbet, and that the sale would free up management resources to focus on our ADW platform and totalizator services. For more information regarding the sale of Bruen Productions, see Note 17 “Discontinued Operations” in our consolidated financial statements at the end of this report.
Shutdown of IRG
As further described in Item 3 “Legal Proceedings” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the IRG business was adversely impacted by a severe reduction in wagering activity following the commencement of an investigation involving the IRG business by the U.S. Attorney’s Office in Las Vegas, Nevada. Accordingly, on February 15, 2008, we stopped taking wagers and ceased all other operations associated with its business. In connection with the IRG shutdown, we surrendered IRG’s license with the ORC. For more information regarding the shutdown of IRG, see Note 18 “Subsequent Event” in our consolidated financial statements at the end of this report.
Competition
Web-based interactive gaming and wagering is a new and rapidly changing marketplace. We anticipate competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that we are well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.
TVG is a direct competitor in the domestic interactive pari-mutuel gaming market and currently accepts wagers from customers living in 13 states. TVG is a 24-hour national horse racing channel broadcast over cable and satellite.
In March 2007, Magna Entertainment Corp. (“Magna”) and Churchill Downs Incorporated (“Churchill Downs”) announced that they had formed a joint venture called TrackNet Media Group LLC (“TrackNet”) through which the companies’ horse racing content will be available to each other’s various distribution platforms, including Magna’s existing ADW platform, a Churchill Downs-owned ADW platform launched in May 2007, ADW platforms acquired by Churchill Downs in June 2007 and to third parties, including racetracks, casinos and other ADW providers. TrackNet will also purchase horse racing content to make available through its partners’ respective distribution platforms. Aside from its namesake, at which the Kentucky Derby is held, Churchill Downs also owns and operates Arlington Park and several other horse racetracks, and Magna owns horse racetracks throughout North America, including Santa Anita Park, Gulfstream Park and Pimlico Race Course, home of The Preakness Stakes. Magna also owns AmTote International, Inc., a provider of totalizator services.
In April 2007, TrackNet announced that it would not allow us to carry Magna and Churchill Downs content, including the 2007 Kentucky Derby, unless we agreed to stop offering the content we have been sublicensing from TVG. As a result, we were unable to offer wagering on the 2007 Kentucky Derby, and accordingly have been unable to offer wagering on Churchill Downs horse racing since the end of April 2007 and have lost certain other content, which has had an adverse effect on revenues.
Since that April 2007 announcement, we continue to negotiate with TrackNet to gain access to its horse racing content. In May 2007, TVG filed suit against Magna and its affiliates—Horse Racing Television and Xpressbet—for infringement of two interactive wagering system patents. TrackNet has announced that it is attempting to negotiate content-sharing arrangements with TVG, which may result in our ability to carry Magna and Churchill Downs content. The California Horse Racing Board recently has facilitated agreements that make most major racing signals in California available to the largest domestic account-wagering operations in the country, including Youbet, from November 2007 to July 2008. We cannot be certain that we will be able to secure TrackNet’s content in the near or long term.
In June 2007, Churchill Downs acquired one of our major competitors, AmericaTab, and incorporated its wagering product and member base into its ADW product, TwinSpires.com, making it the third largest ADW provider in terms of total gross handle. TwinSpires.com currently has access to all TrackNet-controlled content, as well as many major racetracks that were previously exclusive to TVG and licensed to us, such as Hollywood Park and the New York Racing Association (“NYRA”), as well as the Aqueduct, Belmont and Saratoga racetracks.

In January 2008, NYRA ended its exclusive relationship with TVG and negotiated directly with all major providers. Youbet Express and all other major ADW providers have secured rights to NYRA content through December 31, 2008.
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
United Tote competes primarily on the basis of the design, performance, reliability and pricing of our products as well as contract services provided. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology. Our two principal competitors in this business segment are AmTote International, Inc. (owned by Magna) and Scientific Games Corporation. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies.
Government Regulation and Legislation
Current licensing
In November 2007, the California Horse Racing Board renewed both of our in-state and out-of-state ADW licenses through the end of 2008. Terms for these one-year licenses began on January 1, 2008.
In June 2007, the ORC approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing pari-mutuel wagers. Also in June 2007, the Idaho State Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing and pari-mutuel wagers.
In June 2007, the Washington Horse Racing Commission approved Youbet’s application for a one-year ADW license to accept and place online and telephone horse racing and pari-mutuel wagers.
We intend to apply for renewal of each of the licenses described above and, at this time, we have no reason to believe that these licenses will not be renewed.
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
From time to time, we receive correspondence from various governmental agencies inquiring into the legality of our activities. We believe that our activities conform to those federal and state laws and regulations applicable to our activities. However, we face the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with our interpretation of the applicable laws and therefore, we are at risk of losing such lawsuits or actions and may be subject to significant damages or civil or criminal penalties.
A number of states have enacted, considered or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi- governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business.

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
Employees
As of December 31, 2007, we had 338 full-time employees. We have never had a work stoppage. Twenty of our United Tote employees as of December 31, 2007, were represented by a labor union. We consider our relations with our employees and the union that represents some of them to be good.
Available Information
Our internet website address is http://www.youbet.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or otherwise furnished to, the SEC.
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
The U.S. government’s investigation into the wagering activities of certain IRG customers resulted in the seizure of approximately $1.5 million held in IRG bank accounts on October 11, 2007, among other things. The trading price of our common stock has been materially affected since the disclosure of the U.S. government’s investigation in October 2007. On March 14, 2008, we entered into two separate agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to the first agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for the company’s continued cooperation with the government’s ongoing investigation. In a separate agreement, the company agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation.
While these agreements resolve the matter for the company, the government’s ongoing investigation creates other ancillary risks. The $1.5 million seized by the U.S. government represents funds deposited by customers of IRG. Accordingly, as we will not receive these funds back, our obligation to our customers with respect to any rightful funds may affect our ability to fund our working capital and capital expenditure requirements, which may adversely affect our financial condition and results of operations. Further, our inability to make whole or a decision to not make whole our customers may result in actions by our customers as well as the regulatory agencies that license and regulate our business that may adversely affect our business and results of operations.

Additionally, our continued cooperation with the U.S. government’s investigation will continue to divert management’s attention from managing our day-to-day operations and expenses arising from cooperating and responding to the U.S. government’s investigation are expected to remain significant. Current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to current or future proceedings related to this matter. These events could adversely affect our financial condition, results of operations and the price of our common stock.
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
Furthermore, a number of states have considered, enacted or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to us.
For example, a law passed by the Arizona legislature that took effect on September 19, 2007, purportedly makes it a felony to accept or place a wager on a horse race anywhere in Arizona except at a licensed track or off-track betting parlor. We have since ceased to accept wagers from Arizona residents. On September 26, 2007, we also ceased to accept all wagers from residents of the District of Columbia after the ORC informed us that it had concluded that ADW companies should no longer accept wagers from the District of Columbia. Additionally, in connection with discussions with state officials, we agreed to temporarily stop accepting wagers from Kansas, residents effective at the beginning of 2008. Customers from Arizona, the District of Columbia and Kansas in the aggregate, represented 4.2% and 4.0% of handle for the years ended December 31, 2006 and 2007, respectively.
Laws and regulations proposed by Congress and various state legislatures or federal or state authorities that are directly applicable to online and Internet gambling could have a material adverse effect on our business.
After nearly a decade of consideration, Congress recently passed Internet gambling legislation. The Unlawful Internet Gambling Enforcement Act of 2006, or the UIGEA, was signed into law on October 13, 2006. The UIGEA includes certain racing protective provisions by maintaining the status quo with respect to wagering activities under the Interstate Horseracing Act of 1978, as amended. Certain versions of this legislation and other bills introduced in prior years have not included exemptions applicable to our business, and we cannot be certain legislation will not be introduced in the future that could threaten to materially and adversely affect our business.
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
If one or more governmental authorities successfully asserts that we should collect taxes on wagers, it could adversely affect our business. We do not currently collect taxes on wagers. We pay all applicable taxes to the State of Oregon where we are licensed and currently regulated. However, one or more local, state or foreign jurisdictions may seek to tax Internet wagering when a subscriber is physically within their jurisdiction at the time the wager is placed. Such taxes, if imposed, would have a material adverse effect on our business.
If our license and content agreement with TVG is terminated or is not renewed, and if we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
TVG has formed purported exclusive relationships with a number of major U.S. horse racetracks. In May 2001, we entered into a license and content agreement with TVG. Pursuant to this agreement, we have a non-exclusive license to access the simulcast audio, video and data content, as well as the wagering pools, of certain racing content at these racetracks. If our agreement with TVG is terminated or if such relationships between TVG and such racetracks are terminated or not renewed, and if, following any such termination or non-renewal, we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected.
We face strong competition, and we expect competition to increase.
TVG, which operates an ADW website and the Television Games Network, is a direct competitor in the interactive, pari-mutuel wagering market. The Television Games Network is a 24-hour national racing channel for distribution over cable, Dish Network and DIRECTV ®, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. Further expansion of TVG’s product and expansion of its purported exclusive relationships may make it difficult for us to grow our subscriber base and to obtain quality racing content. Additionally, if exclusive relationships account for a significant number of horse tracks, TVG may be able to secure relationships with additional horse tracks on more favorable terms than us.
TVG is a business wholly-owned and operated by Gemstar-TV Guide International, Inc. (“Gemstar”). On December 6, 2007, Gemstar agreed to be acquired by Macrovision Corporation. If Macrovision, or any subsequent acquirer of the TVG business, causes TVG to operate in jurisdictions that TVG currently does not operate in, this expansion of TVG’s business will increase competition for us.
Magna and its affiliated ADW website XpressBet, and Churchill Downs and its affiliated ADW website Twinspires.com, are also direct competitors in the domestic interactive, pari-mutuel wagering market. In March 2007, Magna and Churchill Downs announced that they had formed a joint venture called TrackNet through which the companies’ horse racing content will be available to each other’s various distribution platforms, including XpressBet and Twinspires, and to third parties, including racetracks, casinos and other ADW providers such as Youbet. For more information about TrackNet, see Item 1. “Business—Competition”.
We can not presently estimate the ultimate impact that the loss of Magna and Churchill Downs content will have on our business, and we cannot be certain we will be able to secure TrackNet’s content in the near or long term.
We also compete with several other companies, including the Racing Channel doing business as Oneclickbetting.com. Worldwide, numerous other Internet and interactive ventures exist. We expect to compete with these entities, as well as new companies which may enter the interactive, pari-mutuel gaming market. It is possible that our current and potential competitors may have greater resources than us.

We are subject to debt covenants that we have not, and may not, be able to maintain compliance with, which could have important consequences related to the success of our business.
At December 31, 2007, we owed $10.9 million under our credit facility. We have used debt primarily to finance operations in our totalizator segment. The level of our indebtedness could have important consequences, including:
•
limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a portion of our cash flow from operations must be dedicated to servicing our debt;

•	limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

•	exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest.
In December 2006, we failed to satisfy certain financial covenants under our credit agreement, which resulted in a default under the credit agreement and required us to negotiate with our lender to waive our default and amend the facility in March 2007. In October 2007, we negotiated another waiver of a default under the credit agreement arising from the seizure by the U.S. government of $1.5 million in connection with their investigation of IRG. In December 2007, we again failed to satisfy certain financial covenants under our credit agreement, which resulted in yet another default under the credit agreement and required us to negotiate with our lender to waive our default and amend the facility in March 2008.
Accordingly, we cannot assure you that our business will generate sufficient cash flow or perform sufficiently to satisfy the new financial covenants that we are subject to under our amended credit agreement. Any default under our credit agreement and our inability to obtain a waiver of such a default, or to obtain such a waiver on satisfactory terms, could result in our outstanding indebtedness under the credit facility becoming immediately due and payable in the event our lender were to accelerate our debt under the credit agreement. Such an acceleration on our indebtedness would have adverse consequences on our business and results of operations.
Our inability to retain our relationships with our content providers would have a material adverse effect on our business.
We depend upon a limited number of suppliers for the majority of our content, and the cancellation or non-renewal of our license agreements with any one of those suppliers, such as NYRA, would have a material adverse effect on our business.
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
Our business depends upon our communications hardware and our computer hardware. Currently, our hardware is stored in two different locations. Our front end systems and internet connection hardware have been relocated to a Tier IV co-location facility in Miami, Florida. Our backend systems are stored at a leased facility in Woodland Hills, California. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage, however, we do not have duplicate geographic locations for our site of operations. Thus, our systems remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.

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
If we were to lose the services of key personnel, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our senior management team. They are critical to our overall management, as well as the development of our technology, culture and strategic direction. Our future success depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing, finance/accounting and customer service personnel. Competition for such personnel is intense, and we may not be able to retain and attract such employees.
Our operating results fluctuate seasonally and may be adversely impacted by a reduction in live racing dates as a result of regulatory factors.
We experience significant fluctuations in quarterly operating results as a result of the seasonality associated with the racing schedules. Generally, revenue is greater in the second and third quarters of the calendar year. We carry a limited number of live racing dates and the number of live racing dates varies somewhat from year to year. The allocation of live racing dates in most of the jurisdictions is subject to regulatory approval from year to year and, in any given year, there may not be the same or more racing dates than in prior years. A significant decrease in the number of live racing dates would reduce our revenue and cause our businesses to suffer.
If the horse racing tracks that we carry experience unfavorable weather, it may cause races to be cancelled which would reduce our revenue and cause our business to suffer.
Because horse racing is conducted outdoors, unfavorable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled. For example, in the fourth quarter of 2005, due largely to inclement weather, we carried 300 fewer races at predominantly premier tracks, than in the fourth quarter of 2004. Because a substantial portion of our operating expenses is fixed, a reduction in the number of races held or in the number of horses racing due to unfavorable weather would reduce our revenue and cause our business to suffer.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices, which could materially reduce the amount wagered on horse racing and increase our costs, and therefore, adversely affect our revenue and operating results.
A horse racing industry controversy could cause a decline in bettor confidence and result in changes to legislation, regulation or industry practices. For example, on October 26, 2002, in connection with the Breeders’ Cup World Thoroughbred Championships held at Arlington Park in Chicago, Illinois, only one person placed winning bets on the Pick 6, a bet to pick the winning horse in six consecutive races. The bettor purchased all six winning tickets, valued at more than $2.5 million, through an off-track betting telephone system. Payment of the winnings was withheld when an examination of the winning bets revealed an unusual betting pattern. Scientific Games Corporation, the parent company of Autotote Systems, Inc., later announced that it had fired an employee who had allegedly accessed the totalizator system operated by Autotote Systems, altered the winning Pick 6 tickets, and erased the record of his access. The Federal Bureau of Investigation conducted an investigation, and three individuals pled guilty in federal court to conspiring to commit fraud and money laundering. Industry controversy, like the Pick 6 matter, could result in a perceived lack of integrity or security, a decline in bettor confidence, and could lead to a decline in the amount wagered on horse racing. Any such controversy could lead to changes in legislation, regulation or industry practices, which could result in a material reduction in the amount wagered on horse racing and in the revenue and earnings of companies in the horse racing industry, including us.

The inability of our systems and controls to handle online security risks would have a material adverse effect on our business.
We use packet filters, fire walls and proxy servers which are all designed to control and filter the data allowed to enter our data centers. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may make it easier for someone to compromise or breach the technology we use to protect our subscribers’ transaction data. If such a breach of security were to occur, it could cause interruptions in service and loss of data or cessation in service to our subscribers. This may also allow someone to introduce a “virus” or other harmful component to Youbet causing an interruption or malfunction.
To the extent our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies might not be sufficient to reimburse us for losses caused by such security breaches.
Risks Related to United Tote
United Tote’s totalizator business depends on its relationships with its track and other partners for a substantial portion of its revenue. The loss of all or a portion of these relationships could result in the failure to realize the expected level of revenue from United Tote’s totalizator business.
United Tote has contracts to provide totalizator services to more than 100 tracks and other sporting venues that accept wagers, such as Jai Lai. As a result, the success of United Tote depends, in part, on our ability to maintain successful relationships with United Tote’s contract partners. Should these contract partners discontinue purchasing totalizator services from United Tote, we will fail to realize our expected level of revenue from United Tote’s totalizator business.
United Tote’s totalizator business depends on the total amount of wagers placed with its track partners.
Many of United Tote’s contracts provide that it will receive a percentage of the pari-mutuel wagering pools for which it provides totalizator services. As the amount of pari-mutuel pools increase, United Tote’s revenue increases. Accordingly, a decrease in wagers placed at one or more of United Tote’s contract partners could cause a decline in United Tote’s wagers (or revenue) and, in turn, our consolidated revenue as the owner of United Tote. Further, any material reduction by any one of United Tote’s contract partners in its level of commitment of resources, funding, personnel, and interest in continued development of horse racing or other wagering-based businesses could cause a decline in wagering and United Tote’s and our consolidated revenue.
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
Risks Related to Ownership of Our Common Stock
If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.
Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. One such requirement is a $1.00 per share minimum bid price. As of March 28, 2008, our common stock has not met the $1.00 per share minimum bid price requirement for 30 consecutive business days, and on March 31, 2008, Nasdaq delivered a notice regarding our noncompliance with their continued listing requirements. If we are unable to demonstrate compliance within the applicable grace period, our common stock will be delisted after that time.

We may seek stockholder approval to effect a reverse stock split to cause an increase in the trading price of our common stock to a level above the minimum bid price requirement. However, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.
If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.
The share price of our common stock may be volatile and can decline further.
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
If our quarterly results are below the expectations of securities market analysts and investors, the price of our common stock may decline further.
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
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, up to 1,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we may issue up to approximately 57.9 million shares of common stock that are authorized but not issued, and as of December 31, 2007, approximately 3.4 million shares of our authorized but unissued shares of common stock in the aggregate were issuable upon the exercise of vested options.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2007, Youbet owned no real property. Youbet currently leases its facilities for administrative, service and/or sales activities. The terms of the leases for our leased facilities expire at various dates from June 2007 to December 2016. The following table sets forth the location, business segment, approximate square footage and purpose of our properties as of December 31, 2007:

Location	Business Segment	Square Footage	Use
Woodland Hills, California	ADW	30,000	Administrative
Willemstadt, Curacao	ADW	3,500	Sales
Louisville, Kentucky	Totalizator	26,900	Service
San Diego, California	Totalizator	12,103	Sales/Service
Ottawa, Canada	Totalizator	2,000	Sales/Service
Portland, Oregon	Totalizator	1,750	Service
Youbet believes that its facilities are adequate for its current and anticipated future levels of operations. The Willemstadt, Curacao office was closed down on February 15, 2008.
ITEM 3. LEGAL PROCEEDINGS
On September 19, 2007, Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association filed a lawsuit against us in the U.S. District Court for the Eastern District of Virginia alleging that we are operating as an ADW provider in the Commonwealth of Virginia and seeking a declaration of the rights and obligations of the parties under the Virginia Horse Racing and Pari-Mutuel Wagering Act. The complaint also seeks injunctive relief enjoining us from conducting ADW operations in Virginia until we contract with the plaintiffs and obtain a license under the Virginia statute and regulations. We recently reached an agreement in principle with Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (“VRC”) and the Commonwealth of Virginia. Terms of the settlement are expected to include mutual releases by the parties of all claims and dismissal of the litigation. As part of the agreement, we promptly refreshed our application for an ADW license from the VRC, and the settlement and dismissal of the litigation is conditioned upon the issuance of an ADW license by the VRC. Also as part of the agreement, we expect to pay source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, we also expect to pay additional fees of $150,000 spread over evenly four calendar quarters. Our operations in Virginia were not interrupted while this lawsuit was pending and are expected to continue while the settlement is finalized and documented and while Youbet’s updated license application is processed.
A search warrant was served on the company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of IRG related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s Office in Las Vegas, Nevada. We were advised that the U.S. Attorney’s Office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. In connection with its investigation, the U.S. government on October 11, 2007, took possession of approximately $1.5 million held in IRG bank accounts by way of civil asset forfeiture.
Following the seizure of the IRG accounts, ORC issued a notice to commence proceedings seeking suspension of IRG’s license based upon IRG’s alleged noncompliance with ORC requirements. IRG contested the ORC’s complaint and requested a hearing. Prior to the scheduling of a hearing date, we shut down IRG operations and entered into a Stipulated Order of License Surrender with the ORC, pursuant to which IRG and the ORC agreed that IRG would voluntarily surrender the license issued by the ORC, IRG would not re-apply for a hub license in Oregon, and the ORC would deem the allegations in their notice to be resolved and not pursue them.

On March 14, 2008, we entered into two separate agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to the first agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for our continued cooperation with the government’s ongoing investigation. In a separate agreement, we agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation. For more information, see “Risk Factors—The U.S. government’s investigation into the wagering activity of certain IRG customers may adversely affect our financial condition, results of operations and the price of our common stock”.
We also are party to various legal proceedings that are ordinary and incidental to our business. We do not expect that any of these currently pending legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
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

	High	Low
Year Ended December 31, 2006:
First Quarter	$5.56	$3.71
Second Quarter	5.39	4.04
Third Quarter	4.87	3.49
Fourth Quarter	4.53	3.19
Year Ended December 31, 2007:
First Quarter	$3.75	$2.53
Second Quarter	3.39	2.44
Third Quarter	2.46	1.61
Fourth Quarter	2.06	0.79
On December 31, 2007, the closing sale price per share of our common stock as reported on the Nasdaq Capital Market was $1.12 per share. As of December 31, 2007, we had 305 stockholders of record.
Purchases of Equity Securities by Youbet
In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock and, in April 2007, we reached an agreement with our lender to amend our credit agreement to allow for this repurchase program. Share repurchases are administered by a special committee of directors, must be made on or before March 31, 2009, but may not be made at any time we are in default under the terms of our credit agreement or do not meet certain liquidity thresholds. Since the inception of this repurchase program and for the year ended December 31, 2007, we have repurchased 586,766 shares of our common stock at a weighted average price of $1.71 per share for an aggregate purchase price of approximately $1.0 million. We used cash on hand and cash provided by operating activities to fund these share repurchases.
Comparison of Cumulative Total Returns
The chart below compares the performance of Youbet’s common stock with the performance of the Nasdaq Composite and a peer group index by measuring the changes in common stock prices from December 31, 2002 through December 31, 2007. Pursuant to the SEC’s rules, we created a peer group index with which to compare our own stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that have lines of business similar to our own. All of the companies included in the peer group index are also engaged in other businesses in which Youbet does not participate. The common stocks of the following companies have been included in the Peer Group Index: Churchill Downs, Inc., Magna Entertainment Corp. and Gemstar-TV Guide International, Inc. The chart assumes $100 was invested on December 31, 2002 in Youbet’s common stock and in each of the foregoing indices. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Youbet.com, Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Dividends
We have never declared or paid any dividends on our common stock. We intend to retain any future earnings primarily for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Our ability to declare or pay dividends in the future may be dependent upon our financial condition, results of operations, capital requirements, terms of any debt instruments or preferred stock then outstanding and such other factors as our board of directors may deem relevant at the time.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
	2007(1)	2006 (2)	2005(3)	2004	2003
	(in thousands, except per share data)
Statement of Income Data
Revenues	$138,193	$136,400	$88,837	$65,249	$54,147

Operating costs (4)	162,560	137,724	85,000	63,868	58,150

Income (loss) from continuing operations before income tax (benefit)	(24,367)	(1,324)	3,837	1,381	(4,003)
Income tax (benefit)	2,083	734	(1,854)	(3,250)	—

Income (loss) from continuing operations	(26,450)	(2,058)	5,691	4,631	(4,003)
Income (loss) from discontinued operations (5)	(924)	27	—	—	—

Net income (loss)	$(27,374)	$(2,031)	$5,691	$4,631	$(4,003)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.63)	$(0.06)	$0.18	$0.16	$(0.15)
Income (loss) from discontinued operations	(0.02)	0.00	—	—	—
Net income (loss)	(0.65)	(0.06)	0.18	0.16	(0.15)
Diluted
Income (loss) from continuing operations	$(0.63)	$(0.06)	$0.16	$0.14	$(0.15)
Income (loss) from discontinued operations	(0.02)	0.00	—	—	—
Net income (loss)	(0.65)	(0.06)	0.16	0.14	(0.15)

Selected Balance Sheet Data
Cash and cash equivalents	$6,551	$21,051	$16,686	$13,287	$8,274
Working capital (deficit)	(13,256)	5,019	12,015	8,876	2,372
Total assets	65,050	105,605	40,829	25,442	18,852
Current portion of long-term debt	10,390	8,311	620	391	—
Long-term debt, net of current portion	4,767	12,054	178	158	—
Stockholders’ equity	21,025	52,774	22,884	14,098	7,730

(1)
In September and December of 2007, we recognized impairments of goodwill and intangible assets. See Note 16 to our consolidated financial statements at the end of this report. Further, on October 2007, $1.5 million in cash held by IRG was seized by U.S. government related to the investigation of certain customers who are alleged to have used telephone rebate wagering services in an illegal manner. As of December 31, 2007, we had fully reserved for this seized amount. See Item 3 “Legal Proceedings” for more information.

(2)	In February 2006, we acquired United Tote, and in October 2006, we acquired Bruen Productions. See Note 14 to our consolidated financial statements at the end of this report.

(3)	In June 2005, we acquired IRG. See Note 14 to our consolidated financial statements at the end of this report.

(4)
An arbitration award related to an audit of amounts paid to TVG under our license agreement with TVG for the period April 2002 through March 2005 and associated legal fees totaled $2.7 million in 2006.

(5)	In December 2007, we sold Bruen Productions. See Note 17 to our consolidated financial statements at the end of this report.

Selected Unaudited Quarterly Results of Operations
In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2007. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal quarters ended
	2007				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31(2)	Mar. 31(3)	Jun. 30	Sep. 30	Dec. 31(4)
	(in thousands, except per share data)
Revenues	$34,822	$37,256	$38,036	$28,079	$27,756	$39,590	$37,050	$32,005

Costs and expenses
Track fees	14,625	13,664	13,138	8,683	11,578	14,783	14,171	11,865
Licensing fees	2,823	5,617	6,991	4,379	3,104	6,176	6,043	6,644
Network operations	1,298	1,384	1,154	1,340	1,283	1,517	1,335	1,213
Contract costs	3,763	4,305	4,258	4,259	1,934	3,858	4,150	3,606
Cost of equipment sales	88	121	189	31	90	444	58	84

	22,597	25,091	25,730	18,692	17,989	26,778	25,757	23,412

Gross profit	12,225	12,165	12,306	9,387	9,767	12,812	11,293	8,593

Operating expenses
General and administrative	5,257	4,677	4,930	10,530	4,417	5,574	6,192	7,426
Sales and marketing	2,509	3,982	2,409	2,639	2,071	2,482	2,399	2,511
Research and development	927	919	1,024	1,400	766	908	813	723
Depreciation and amortization including intangibles	1,875	2,427	3,196	2,872	1,140	1,730	2,204	1,749
Goodwill and intangible impairment writedown	—	—	—	17,879	—	—	—	—

	10,568	12,005	11,559	35,320	8,394	10,694	11,608	12,409

Income (loss) from continuing operations	1,657	160	747	(25,933)	1,373	2,118	(315)	(3,816)
Interest expense	(257)	(377)	(222)	(295)	(31)	(404)	(413)	(561)
Other income (expense)	10	9	27	107	102	493	161	(32)

Income (loss) from continuing operations before income tax (benefit)	1,410	(208)	552	(26,121)	1,444	2,207	(567)	(4,409)
Income tax (benefit)	(230)	(18)	(59)	2,390	95	12	(127)	754

Income from continuing operations	1,640	(190)	611	(28,511)	1,349	2,195	(440)	(5,163)
Income (loss) from discontinued operations (1)(5)	(54)	(167)	(544)	(159)	—	—	—	27

Net income (loss)	$1,586	$(357)	$67	$(28,670)	$1,349	$2,195	$(440)	$(5,136)

Net income per common share, diluted
Income (loss) from continuing operations	$0.04	$(0.00)	$0.01	$(0.68)	$0.04	$0.06	$(0.01)	$(0.14)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)	—	—	—	(0.00)
Net income (loss) per common share	0.04	(0.01)	0.00	(0.68)	0.04	0.06	(0.01)	(0.14)

(1)	We recognized impairment of goodwill in Bruen Productions in the third quarter of 2007.

(2)
In October 2007, $1.5 million held in IRG bank accounts was seized by U.S. government as part of its investigation of certain individuals who may have used telephone rebate wagering services in an illegal manner. As of December 31, 2007, we had fully reserved for this seized amount. See Item #3 “Legal Proceedings” for more information.

(3)	United Tote was acquired in February 2006.

(4)
Bruen Productions was acquired in October 2006. An arbitration award related to an audit of amounts paid to TVG under our license agreement with TVG for the period April 2002 through March 2005 and associated legal fees totaled $2.7 million in 2006.

(5)	In December 2007, we sold Bruen Productions. See Note 17 to our consolidated financial statements at the end of this report.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry.
To date, we have focused on the United States pari-mutuel horse race wagering market through our main product, Youbet ExpressSM, which features online wagering, simulcast viewing, and in-depth, up-to-the-minute information on horse racing. Our customers receive interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States. We are working to expand the Youbet.ExpressSM brand, its products, and its services throughout the United States and in select international markets.
Based on information compiled by The Jockey Club, over 88% of pari-mutuel wagers, or handle, on thoroughbred racing in the United States were placed at locations away from the host track. We believe the shift toward off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, enables our customers to securely wager on horse races at over 150 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are placed directly into the track betting pools.
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
Our acquisition of United Tote Company in February 2006 diversified our product offerings and furthered our efforts to be the pari-mutuel industry’s leading end-to-end technology provider. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in the Philippines and other foreign markets.
We have two reportable segments for accounting purposes. Our ADW segment consists of our core Youbet Express operations, as well as IRG which closed as of February 15, 2008, and Bruen Productions, which we sold in December 2007. For information on IRG and Bruen Productions, see Note 17 “Discontinued Operations” and Note 18 “Subsequent Event”, respectively, in our consolidated financial statements at the end of this report. United Tote operations constitute a separate totalizator segment. For information regarding results for each segment, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.

Results of Operations for 2007 Compared to 2006
Revenues
Total revenues increased $1.8 million, or 1.3%, for 2007 compared to 2006. ADW segment revenue increased $0.5 million, or 0.4%, and totalizator segment revenues increased $1.3 million largely due to including full year results for United Tote (acquired in mid-February 2006) in 2007. The increase in our ADW segment reflects a $5.9 million, or 6.4%, increase in Youbet Express revenues, offset by a $5.5 million, or 25%, decrease in IRG revenues. Following the commencement of the investigation involving IRG’s business by the U.S Attorney’s Office in Las Vegas, Nevada, the IRG business was adversely impacted by a reduction of its player base and wagering handle, eventually resulting in our decision to shut down IRG’s operations on February 16, 2008.
Total wagering handle for 2007 was $716.0 million, a decrease of $47.0 million, or 6.2%, with Youbet Express and IRG experiencing an increase (decrease) of 4.4% and (22.6%), respectively, when compared to 2006. We believe the increase in the Youbet Express handle was driven primarily by an increase in our marketing activity, including player award programs offered in 2007.
Youbet Express and IRG’s total blended yield (defined as commission revenue less track and licensing fees as a percentage of handle) was 5.6% in 2007, up from 4.7% in the prior year, reflecting our efforts to increase handle on higher yielding tracks and the significant revenue decline in the lower-yielding IRG handle. In 2007, we generated a 7.2% yield on Youbet Express handle and a 2.4% yield on IRG handle, compared to 6.1% and 2.4%, respectively, in the 2006 period. We believe that yield is a useful measure to evaluate operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in 2007 included contract revenue associated with the service of totalizator systems of $23.3 million and equipment sales of $0.9 million, an increase of $1.7 million and a decrease of $0.4 million, respectively, compared to 2006.
Operational Expenses
Track Fees: Track fees primarily consist of amounts paid and payable to various tracks. Track fees decreased $2.3 million, or 4.4%, in 2007 compared to 2006. The decrease is consistent with decreased handle and relates primarily to a $3.8 million reduction of track fees associated with IRG’s operations.
Licensing Fees: Licensing fees represent amounts paid and payable under our license and content agreement with TVG. For 2007, these fees decreased $2.2 million, or 9.8%, compared to 2006, primarily due to changes in track mix and the decline in wagering handle at IRG.
Network Operations: Network operations expense decreased $0.2 million, or 3.2%, for 2007 compared to 2006, primarily due to reduced handle associated with the operations of IRG and improved cost control.
Contract Costs: Contract costs are from United Tote’s operations and represent those costs associated with earning totalizator servicing contract revenue at tracks. Contract costs increased $3.0 million, or 22.4%, for the year ended December 31, 2007 compared to 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary, increased data communication costs of $0.5 million, professional fees for SOX compliance of $0.1 million and payroll related costs.
Equipment Costs: These costs relate to United Tote’s operations and represent those costs associated with earning equipment sales revenue. Equipment costs for 2007 declined $0.2 million or 36.3%, when compared with 2006, due to the decline in equipment sales.
Research and Development: Research and development expense increased $1.1 million or 33.0% for 2007, compared to 2006. The 2007 increase is primarily due to a full year’s research and development expense at United Tote, which was acquired in February 2006, reduced capitalization of research and development costs due to a fewer number of projects and the write-off of costs associated with several work-in-progress projects, including $0.3 million relating to a player activity tracking/accounting system for our IRG operations. We will continue to invest in the development of our network infrastructure and to support continued technology upgrades, which may increase our research and development expenses in the future.
Sales and Marketing: Sales and marketing expense increased $2.1 million, or 21.9%, for the year ended December 31, 2007 compared to the same period of 2006 largely due to increased marketing expenditures in the second and third quarters of 2007. This increase was primarily at Youbet Express and resulted from increased business development efforts and marketing programs, including expanded print and television advertising and race track promotional expenses, targeted at reducing the impact of the loss of TrackNet content.

General and Administrative: General and administrative expense increased $1.8 million, or 7.6%, for the year ended December 31, 2007 compared to the same period of 2006. While reductions in payroll and incentive compensation, and consulting costs as well as the nonrecurring legal expenses associated with a prior-year arbitration with TVG and bank debt refinancing accounted for approximately $0.8 million of expenses in 2006 that were not incurred in 2007. These reductions were offset by the full year impact of the 2006 acquisition of United Tote; a $0.8 million and $0.6 million increase to IRG’s and United Tote’s bad debt reserves, respectively; and a $1.5 million reserve established as a result of the U.S. Attorney’s seizing IRG funds from its Nevada’s bank accounts in October 2007. Approximately $1.0 million in legal expense was incurred in the fourth quarter relating to the IRG investigation. Additionally, in connection with restructuring the company’s cost structure and shutting down the IRG business, the company recorded severance/termination charges of $0.5 million and $2.0 million for IRG and Youbet Express, respectively, in the fourth quarter of 2007.
General and administrative expense, as a percentage of total revenues, increased to 18.3% for the year 2007 from 17.3% in the same period of 2006.
Depreciation and Amortization: Depreciation and amortization increased $3.5 million compared to the year ended December 31, 2006. This increase was primarily due to the impact of 2007 capital spending, a full years’ depreciation expense and intangible amortization expense at United Tote, which was acquired in the middle of the first quarter of 2006, the final purchase price allocation for that company, completed at year-end 2006 and the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in the third quarter of 2007.
Impairment Write downs: As a result of substantially reduced business levels following the commencement in October 2007 of the U.S. government investigation involving the IRG business, we concluded that the intangible assets associated with the IRG business (attributable to customer lists and a non-competition agreement, as well as amounts accrued with respect to a potential earn-out payment based on IRG’s historic performance and due August 31, 2008) were impaired. In light of the future outlook for the IRG business under the continuing investigation, we recorded an impairment charge for the intangibles associated with the IRG business of $9.9 million, consisting of $6.7 million in the unamortized balance of prior earn-out payments and $3.2 million of earned but unpaid earn-out payments due August 31, 2008. In connection with our exploration of strategic alternatives for United Tote, we re-evaluated the goodwill related to United Tote. As part of this evaluation, we compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, we concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million.
Interest Expense: Interest expense decreased to $1.8 million in 2007 compared to $2.0 million in the same period of 2006. The decrease is primarily due the paydown of the Company’s bank debt. Interest expense is related to our credit facility and, to a lesser extent, the unsecured promissory notes issued in connection with our February 2006 acquisition of United Tote and capitalized leases.
Other Income: Other income decreased $0.6 million compared to 2006 primarily due to an early termination fee received by United Tote in the second quarter of 2006.
Income Taxes: Income taxes were negatively impacted by several permanent and non-permanent book/tax differences such as amortization of intangibles, asset impairments, stock based compensation and depreciation. Additionally, the company increased its valuation allowance relating to deferred tax assets for net operating loss carryforwards by $2.9 million. According to Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 109, “Accounting for Income Taxes,” a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2007, positive evidence we considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods. The company concluded that a valuation allowance was warranted against a portion of its net operating loss carry forwards. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which had no effect on our financial statements or related disclosures.
Discontinued Operations: Effective December 31, 2007, we sold Bruen Productions back to the original owner (David Bruen). For the year ended December 31, 2007, Bruen generated a loss of $0.9 million, which includes a $0.4 million third quarter charge for the impairment of goodwill. For more information regarding the sale of Bruen Productions, see Item 1 “Business — Acquisitions and Dispositions”.

Results of Operations for 2006 Compared to 2005
Revenues
Total revenues increased $47.8 million or 54% for 2006, compared to 2005. This increase is primarily attributable to several factors: the acquisition of United Tote in February 2006 and Bruen Productions in October 2006, which contributed $22.8 million and $0.3 million in revenue, respectively; the first full year of IRG’s operations (acquired in June 2005 and discussed in the next two paragraphs), which contributed $15.3 million in revenue; and $9.4 million from continued growth in our Youbet Express operations for reasons also discussed in the next two paragraphs.
Handle for the year ended December 31, 2006 was $763.0 million, an increase of 61.5% from the prior year. This increase was due to $222.0 million of additional IRG handle included in the total for the year 2006, coupled with a $68.5 million increase in Youbet’s handle. In addition to IRG operations being included for a full year for the first time, we believe these increases in handle were driven primarily by an increase in our marketing activity, including player award programs offered in 2006.
In addition, blended yield, commission revenue less track and licensing fees, as a percentage of handle was 4.7% during 2006, compared to 5.9% during 2005 reflecting the impact of the lower-yielding IRG handle. We generated a 6.1% yield on Youbet handle and a 2.4% yield on IRG handle. The 4.7% yield is a decline from the 2005 yield of 5.9% due to a change in year-over-year track mix, coupled with IRG handle representing a larger share of our total overall handle. We believe that yield is a useful measure to evaluate operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in 2006 included contract revenue associated with the service of totalizator systems of $21.6 million and equipment sales of $1.3 million.
Operating Expenses
Track Fees: Track fees increased 37%, or $14.2 million, for 2006 compared to 2005. The increase was primarily due to $10.8 million of track fees associated with IRG’s first full year of operations, which we acquired in June 2005. The remaining increase was primarily related to Youbet’s increase in handle and revenues discussed above.
Licensing Fees: For 2006, these fees increased 12.4%, or $2.5 million, compared to 2005, primarily due to the payment of a net contract arbitration award of $1.1 million to TVG and increased wagering on horse races at TVG tracks.
Contract Costs: Contract costs for 2006 are from United Tote’s operations and represent those costs associated with earning totalizator servicing contract revenue at tracks. Youbet did not have these costs prior to the United Tote acquisition in February 2006.
Equipment Costs: Equipment costs for 2006 are also from United Tote’s operations and represent those costs associated with earning equipment sales revenue. Youbet did not have these sales or costs prior to the United Tote acquisition.
Network Operations: Network operations expenses increased 8.9%, or $0.4 million, for 2006 compared to 2005, consisting primarily of network operations expenses related to handle associated with the operations of IRG, which was acquired in June 2005.
Research and Development: Research and development expense increased 103%, or $1.6 million, for 2006 compared to 2005, primarily consisting of $1.6 million of such expense for United Tote that we did not have in 2005.
Sales and Marketing: Sales and marketing expense increased 49%, or $3.1 million, for 2006 compared to 2005 due, in part, to $0.8 million of additional IRG player services expenses and $0.8 million of United Tote expenses that we did not have in 2005. The remaining increase was primarily due to increased international and domestic business development efforts and increased marketing programs, including expenses associated with our arrangements with CBS SportsLine.com and ESPN.com.

General and Administrative: General and administrative expense increased 73%, or $10.1 million, for 2006 compared to 2005. The increase includes $0.6 million and $2.3 million associated with the operations of IRG (acquired in June 2005) and United Tote (acquired in February 2006), respectively. Additional one-time 2006 charges relating to legal fees of $1.6 million associated with the TVG arbitration, bank refinancing costs of $0.2 million, tax penalties of $0.4 million and business taxes of $0.7 million were incurred in 2006. The balance of the increase was due to increased transaction processing fees related to the increased transaction volume, increased fully burdened salaries, and consulting expenses. For 2006 and 2005, general and administrative expense as a percent of net revenues was 17.4% and 15.5%, respectively. Excluding the one-time charges described above, our general administrative expense as a percent of revenue would have declined for 2006 as compared to 2005 to 15.4%.
Depreciation and Amortization: Depreciation and amortization increased $5.2 million for 2006 compared to 2005. The increase includes $4.3 million of depreciation and amortization related to United Tote that we did not have last year. This was coupled with $0.5 million of amortization related to intangible assets acquired in the IRG acquisition.
Interest Expense: Interest expense increased to $1.9 million during 2006 compared to 2005, primarily consisting of $1.3 million related to our credit facility and $0.5 million of interest expense related to the three unsecured promissory notes issued in connection with our acquisition of United Tote.
Other Income: During 2006, a competitor paid United Tote $0.4 million as a fee to terminate early their totalizator services agreement with United Tote.
Liquidity and Capital Resources
During 2007, we funded our operations primarily with net cash provided by operating activities.
As of December 31, 2007, we had negative net working capital of $13.3 million, compared to positive net working capital of $5.0 million (including the current portion of our deferred tax asset of $2.5 million) at December 31, 2006. During the fourth quarter of 2006, we raised net proceeds of approximately $18.5 million in a registered direct offering. As of December 31, 2007, we had $6.6 million in cash and cash equivalents and $8.6 million in restricted cash.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. In addition, the former owners of IRG are entitled to a potential final earn-out payment based on IRG’s performance. As of December 31, 2007, we had accrued approximately $3.2 million, payable on or about August 31, 2008. The precise payment is subject to any rights of offset or claims that may arise prior to the date such payment is due.
Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle and yield improvement at Youbet Express, generates sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds, and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
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

Cash Flows for 2007 Compared to 2006
Net cash provided by operating activities was $2.0 million for 2007, compared to net cash provided by operating activities of $9.4 million for 2006. The year-over-year decrease of $7.4 million was primarily due to a relatively modest sales volume increase of 1.3%, coupled with a $4.0 million shift of operating cash to restricted cash to be in compliance with ORC requirements and decreases of $1.2 million and $3.7 million in accrued expenses and trade payables (track related), respectively, due to the timing of obligation requirements, attributable to the 34% decline in wagering handle experienced in the fourth quarter of 2007 versus 2006. Also, in connection with IRG, we established a $1.5 million reserve for the IRG funds seized by the U.S. government and incurred $1.0 million in legal fees in connection with the U.S. government investigation. Additionally, Youbet and IRG incurred $2.0 million and $0.5 million related to termination and severance costs in 2007, respectively. These decreases were partially offset by the collection of receivables.
Net cash used in investing activities for 2007 was $9.9 million, compared to net cash used in investing activities of $18.0 million for 2006. The year-over-year decrease of $8.1 million was primarily due to the net cash paid out in 2006 in connection with the United Tote ($10.1 million) and Bruen Productions ($0.1 million) acquisitions, an earn-out payment to the former owners of IRG ($1.9 million) and increased purchases of property and equipment ($6.2 million) versus 2007 activity consisting of a $4.5 million make-whole payment made in the first quarter to the former owners of United Tote, a $3.1 million earn-out payment to the former owners of IRG and general capital spending of $2.5 million.
Net cash provided (used) by financing activities was ($6.3 million) and $13.1 million for 2007 and 2006, respectively. The year-over-year decrease of $19.4 million was primarily due to proceeds generated from a registered direct offering occurring in the fourth quarter of 2006 ($18.9 million) and the exercise of stock options and warrants, partially offset by the repayment of long-term debt in 2006. The proceeds from the direct registered public offering were used in 2007 to pay off debt ($7.9 million), repurchase Youbet stock ($1.0 million) and working capital requirements. Additional cash proceeds were obtained in 2007 through a sale/leaseback of totalizator equipment and short-term borrowings of $1.1 million and $1.3 million, respectively.
In accordance with the agreements that we entered into in connection with our acquisition of IRG in 2005, we were required to pay the sellers annual earn-out payments over the three-year period following June 2, 2005, based on IRG’s future performance. In 2006 and 2007, earn-out payments of $2.3 million and $3.1 million, respectively, were paid. At December 31, 2007, we had accrued approximately $3.2 million for a potential earn-out payment payable on or about August 31, 2008. The 2008 payment is subject to any rights of offset or claims that may arise prior to the date such payments are due which Youbet may assert in order to reduce the obligation to make the potential earn-out payment.
Cash Flows for 2006 Compared to 2005
Net cash provided by operating activities was $9.4 million for 2006, compared to net cash provided by operating activities of $5.8 million for 2005. The year-over-year increase of $3.4 million was primarily due to increased sales volume and customer deposits, coupled with increased leverage of our liabilities, such as increases in accrued expenses and trade payables, track related. These increases were partially offset by increases in receivables and restricted cash attributable to our acquisition of United Tote.
Net cash used in investing activities for the year ended December 31, 2006 was $18.0 million, compared to net cash used in investing activities of $3.9 million for 2005. The year-over-year increase of $14.1 million was primarily due to the net cash paid in connection with the United Tote acquisition, the IRG earn-out, the Bruen Productions acquisition and increased purchases of property and equipment.
Net cash provided by financing activities was $13.1 million and $1.5 million for 2006 and 2005, respectively. The year-over-year increase of $11.6 million was primarily due to proceeds generated from a registered direct offering that closed in the fourth quarter of 2006 and the exercise of stock options and warrants, partially offset by the repayment of long-term debt in 2006. The proceeds from the direct offering were used to pay off debt and supplement working capital.
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

Off Balance Sheet Arrangements
We have a standby letter of credit outstanding that is collateralized by a restricted cash account in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination, and permits annual automatic reductions of approximately $0.1 million. As of December 31, 2007, the letter of credit obligation and corresponding cash collateral balance was $0.3 million.
At December 31, 2007, we had outstanding various other irrevocable standby letters of credit issued to the benefit of the California Horse Racing Board, ORC and Washington Horse Racing Commission totaling $1.1 million. These letters of credit include automatic renewals on their anniversary dates.
Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual						2012 and
Obligations	2008	2009	2010	2011		Beyond	Total
	(in thousands)
Gary W. Sproule	$344	$344	$344	$		$	$1,032
James A. Burk	300	175					475
Capital leases and other financed arrangements	690	309					999
Operating equipment leases	868	449					1,317
Operating facility leases	1,264	1,186	282		102	484	3,318
Minimum totalizator related guarantees	600	500					1,100
IRG earn-out payments (1)	3,249						3,249
Bank debt (2)	6,500	4,458					10,958
Notes payable (3)	3,200						3,200
Other	450	97	72				619

Total	$17,465	$7,518	$698		$102	$484	$26,267

(1)
The final IRG earn-out payment reflects the maximum contingent amount payable. The actual amount paid may be lower, depending upon the facts and circumstances at the time payment is due. See Note 18 “Subsequent Event” in our consolidated financial statements at the end of this report for more information.

(2)
Consists of the aggregate principal payments under a term loan from 2008 to 2009 and aggregate final monthly payments of $4.4 million under the term loan in 2009. The revolving credit facility, as amended, currently provides for borrowings of up to $1.0 million. See “—Credit Facility” for more information. The amounts reported in the table do not include interest payments because the interest rate under the credit agreement is variable and cannot be accurately calculated.

(3)	See “—Youbet Promissory Notes” for more information.
In 2007, we entered into capital and operating lease arrangements for networking equipment, computer equipment and software totaling $1.8 million, of which $0.9 million will become due within the next 12 months.
All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from this table.

Youbet Promissory Notes
On February 10, 2006, we issued three promissory notes with an aggregate principal amount of $10.2 million in connection with the acquisition of United Tote. For information regarding this acquisition, see Item 1 “Business-Acquisitions and Dispositions”.
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
The third promissory note has a principal amount of $3.2 million, bears interest at 5.02%, and is currently due, but is subject to rights of indemnification and offset. The terms of the $3.2 million note provide that: (i) we are not required to make a mandatory “excess capital” prepayment under the $3.2 million note until both the $5.2 million note and the $1.8 million note have been paid in full, but no earlier than June 11, 2007; and (ii) we may set off from the amount we owe under this note any loss suffered by us for which we are entitled to indemnification under the United Tote stock purchase agreement. We have four outstanding indemnification claims regarding a United Tote employee lawsuit, a Canadian tax issue, an Internal Revenue Service tax issue, and a Pennsylvania tax issue. As such, payments may be subject to appeal and/or subject to escrow pending resolution. Accrued interest on the $3.2 million note at December 31, 2007 was approximately $0.3 million.
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
Credit Facility
Our credit facility currently consists of a revolving line of credit and a $15.0 million term loan. At December 31, 2007, $10.9 million was owed on the term loan and we had no outstanding borrowings under the revolving credit facility.
Proceeds from the term loan were drawn in July 2006 in order to repay the former United Tote credit facility. The principal of the term loan is to be repaid in monthly installments of $0.25 million. In addition, we made a $1.0 million principal payment in March 2008, and we have agreed to make two additional $1.0 million principal payments on July 1, 2008 and September 1, 2008, respectively, and one $0.5 million principal payment on December 1, 2008. These payments are in addition to the regularly scheduled payments, and they will be applied to such regularly scheduled payments in the inverse order of their maturity. The lending commitments under the credit facility are scheduled to terminate on January 31, 2009.
Borrowings under the credit agreement, as amended, will bear interest at the prime rate announced by Wells Fargo Bank, National Association at its principal office in San Francisco, California plus 1.50% per annum. At December 31, 2007, the interest rate on our credit facility was 8.75% per annum.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is secured by certain of our assets and certain of our subsidiaries are guarantors of our obligations under the credit facility. We are subject to customary covenants for financings of this type, including restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The amended credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures.

As of December 31, 2007, we were not in compliance with certain financial covenants under the credit agreement and the lender has waived our defaults and agreed to amend certain terms of the credit agreement. For a description of this amendment, see Item 9B “Other Information” of this report.
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
Pari-mutuel racetrack operators typically retain a portion of all wagers as their commission prior to distributing payoffs to the winners. In accordance with our agreements with TVG, Magna and various independent racetracks, we receive a fee from each racetrack for wagers delivered to their respective pari-mutuel pools. In the aggregate, these fees, coupled with tote service revenue, represent our primary revenue stream. We expect the majority of its future revenue to be in the form of fees from pari-mutuel wagering and tote service revenue. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
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
Valuation of long-lived and intangible assets
Long-lived assets, consist primarily of property, plant and equipment, goodwill and intangibles.
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
Internally developed software
The capitalization of software development costs under the provisions of Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires judgment in determining when a project has reached and concluded the development stage and the period over which the Company expects to benefit from the use of that software. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two and four years. We regularly review the carrying value and amortization lives of capitalized software development costs, and we recognize a non-cash charge if the estimated value benefit related to the asset falls below the unamortized cost.
Indemnification agreements
Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers, directors and other service providers. The term of the indemnification period is for the individual’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal, and we had no liabilities under these agreements as of December 31, 2007.
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
We believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities for these agreements recorded under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34, as of December 31, 2006 and 2007.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS No. 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 157 and SFAS No. 159 became effective for us on January 1, 2008. The adoption of SFAS No. 157 or SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2007, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations or operating cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
Our exposure to market risk and related changes in interest rates may impact our investment portfolio. As of December 31, 2007, our portfolio of investments included $6.5 million of cash and cash equivalents and $8.6 million of restricted cash. Our portfolio of cash and cash equivalents consists of highly liquid investments with maturities of three months or less at the date of purchase. The average yield on our investments was approximately 3.1% at December 31, 2007. Due to the conservative nature of our investment portfolio, we believe that a sudden 10% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Debt
We had aggregate debt of $15.1 million outstanding at December 31, 2007 under a term loan, promissory notes and a revolving credit facility. The following table shows the breakdown of our fixed-rate and variable-rate debt at December 31, 2007:

(in thousands)
Variable-rate debt	$10,958
Fixed-rate debt	4,199

Total	$15,157

The weighted average interest rate paid during 2007 on outstanding indebtedness was 9.0%. For variable-rate debt outstanding at December 31, 2007, a 0.25% increase in interest rates would increase annual interest expense by approximately $51,000. Amounts outstanding under the revolving credit facility provides for interest at the banks’ prime rate plus a base rate margin. Our market risk exposure with respect to financial instruments change in relation to the prime rate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures. As of December 31, 2007, our management, including the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). These disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. For the reasons discussed in Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), which appears at the beginning of our consolidated financial statements located elsewhere in this report, management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Changes in Internal Control Over Financial Reporting. Other than the changes described under “Changes in Internal Control over Financial Reporting” in Management’s Report, no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management’s report and the report of our independent registered public accounting firm on our internal control over financial reporting are included with our consolidated financial statements at the end of this report under the captions, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
Second Amendment to Credit Agreement
On March 28, 2008, we entered into a second amendment to our credit agreement with Wells Fargo Foothill, Inc., the administrative agent under the credit facility. Wells Fargo Foothill agreed to waive our defaults under the credit facility as of December 31, 2007. In addition, we agreed to amend the terms of the credit agreement in order to, among other things:
•	change the maturity date to January 31, 2009;

•	eliminate our option to have our interest rate determined by reference to LIBOR;

•	provide for additional payments on principal of $1.0 million each on the date of the amendment, July 1, 2008 and September 1, 2008, respectively, and of $0.5 million on December 1, 2008;

•	set our prime rate margin at 1.50%;

•	modify the definition of EBITDA and the adjustments to EBITDA for purposes of the credit facility; and

•	amend the minimum EBITDA level and leverage ratio we are required to maintain.
In consideration of this amendment, we paid Wells Fargo Foothill an amendment fee of $50,000.
The foregoing is a summary of the material terms of the second amendment, and this summary is qualified in its entirety to the complete second amendment that is being filed with this report as Exhibit 10.23.
United Tote Goodwill Impairment
In connection with our exploration of strategic alternatives for United Tote, we re-evaluated the goodwill related to United Tote. As part of this evaluation, we compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, we concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million and is included in our consolidated financial statements at the end of this report.

NASDAQ Notice of Failure to Satisfy a Continued Listing Standard
On March 31, 2008, we received a notice from The NASDAQ Capital Market that the minimum bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days and that we were, therefore, not in compliance with the continued listing requirement set forth in NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), we have 180 calendar days, or until September 27, 2008, to regain compliance.
We can regain compliance with the minimum bid price requirement if at any time before September 27, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although NASDAQ may, in its discretion, require us to maintain the bid price of at least $1.00 per share for a period in excess of 10 consecutive business days before determining that we have demonstrated the ability to maintain long-term compliance. No assurance can be given that we will regain compliance during this period.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information called for by Item 10 of Form 10-K will be set forth in our proxy statement for our annual meeting of stockholders (the Proxy Statement) and is incorporated herein by reference.
Code of Ethics
Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct (the “Code”), which is applicable to our Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on our website (http://www.youbet.com/aboutyoubet/investors/code_of_conduct/). A copy of the Code can be obtained free-of-charge upon written request to:

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
Material Changes to the Procedures By Which a Stockholder May Recommend Nominees for Election to the Board of Directors
None.
ITEM 11. EXECUTIVE COMPENSATION
Information called for by Item 11 of Form 10-K will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information called for by Item 12 of Form 10-K will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 of Form 10-K will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES
Information called for by Item 14 of Form 10-K will be set forth in the Proxy Statement and is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1)	The consolidated financial statements of Youbet.com, Inc., which are listed on the Index to consolidated financial statements appearing on page 36 of this report.

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

3.1	Certificate of Incorporation of Youbet.com, Inc., as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Form 10-QSB for the quarter ended September 30, 2003).
3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to Youbet’s Current Report on Form 8-K dated April 16, 2007 and filed April 20, 2007).
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

4.8	Forced Sale Notice dated January 23, 2007 (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated January 23, 2007 and filed January 25, 2007).
10.1	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s Registration Statement on Form S-3, SEC File No. 333-126131).*
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).*
10.3	Form of Non-Employee Director Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Youbet’s Form 10-Q for the quarter ended June 30, 2007)*
10.4	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.26 to Youbet’s Form 10-K for the year ended December 31, 2000).
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

10.7
Amendment to License and Content Agreement dated as of June 6, 2007, by and among ODS Technologies, L.P., ODS Properties, Inc. and Youbet.com, Inc. (incorporated by reference to Exhibit 10.2 to Youbet’s Current Report on Form 8-K dated June 6, 2007 and filed June 12, 2007).

10.8
Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.25 to Youbet’s Form 10-KSB for the year ended December 31, 2003).*

10.9
First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*

10.10
Second Amendment, dated as of December 31, 2005, to Employment Agreement, dated as of June 16, 2003, by and between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.9 to Youbet’s Form 10-K for the fiscal year ended December 31, 2005).*

10.11
Separation Agreement and Mutual Release of Claims, dated as of November 29, 2007, between Youbet.com, Inc. and Charles F. Champion (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated November 28, 2007 and filed November 30, 2007).*

10.12
Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended June 30, 2004).*

10.13
First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.4 to Youbet’s Form 10-Q for the quarter ended September 30, 2005).*

10.14
Employment Agreement, dated as of July 20, 2004 by and between Youbet.com, Inc. and Scott A. Solomon, as amended as of July 20, 2004 and supplemented as of January 25, 2006 (incorporated by reference to Exhibit 10.2 to Youbet’s Form 10-Q for the quarter ended September 30, 2006).*

10.15
Youbet.com, Inc. Offer Letter to Michael D. Nelson, dated December 12, 2006 and accepted December 13, 2006 (incorporated by reference to Exhibit 99.2 to Youbet’s Current Report on Form 8-K dated December 13, 2006 and filed January 8, 2007).*

10.16
Employment Agreement, dated as of July 9, 2007, by and between Youbet.com, Inc. and James A. Burk (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated July 9, 2007 and filed July 11, 2007).*

10.17
Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to Youbet’s Current Report on Form 8-K dated February 10, 2006 and filed February 13, 2006).

10.18
Credit Agreement dated as of July 27, 2006, by and among Youbet.com, Inc. and United Tote Company, as borrowers, the lenders signatory thereto, as lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated July 27, 2006 and filed July 28, 2006).

10.19
First Amendment to Credit Agreement and Waiver, dated as of March 14, 2007, by and among Youbet.com, Inc. and United Tote Company, as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent (incorporated by reference to Exhibit 10.16 to Youbet’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.20
Consent to Stock Repurchase, dated as of April 10, 2007, by and between Youbet.com, Inc., as administrative borrower, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.3 to Youbet’s Current Report on Form 8-K dated April 10, 2007 and filed April 11, 2007).

10.21
Waiver of Default Side Letter Agreement, dated as of October 30, 2007, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Youbet’s Current Report on Form 8-K dated October 30, 2007 and filed November 5, 2007).

10.22
Consent Letter, dated as of February 13, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as agent and as lender (incorporated by reference to Youbet’s Current Report on Form 8-K dated February 7, 2008 and filed February 13, 2008).

10.23
Second Amendment to Credit Agreement and Acknowledgement of Guarantors, dated as of March 28, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent, and acknowledged by IRG US Holdings Corp., IRG Services, Inc. and UT Gaming, Inc., as guarantors.

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

YOUBET.COM, INC.
March 31, 2008	By:	/s/ Gary W. Sproule
Gary W. Sproule,
Interim President and Chief Executive Officer

Power of Attorney
Youbet.com, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints Gary W. Sproule and James A. Burk, and either of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to such annual report on Form 10-K and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary W. Sproule Gary W. Sproule	Interim President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ James A. Burk James A. Burk	Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	March 31, 2008

/s/ Michael Brodsky	Chairman of the Board	March 31, 2008
Michael Brodsky

/s/ Gary Adelson	Director	March 31, 2008
Gary Adelson

/s/ Michael D. Sands	Director	March 31, 2008
Michael D. Sands

/s/ Jay Pritzker	Director	March 31, 2008
Jay Pritzker

/s/ James Edgar	Director	March 31, 2008
James Edgar

/s/ F. Jack Liebau	Director	March 31, 2008
F. Jack Liebau

/s/ Steven C. Good	Director	March 31, 2008
Steven C. Good

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Youbet.com, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.
Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.
In 2007, the Company undertook remediation efforts with respect to internal control over financial reporting surrounding the: (i) pervasive control deficiencies across key COSO components including information technology general controls (ITGC) and information technology (IT) application controls, and (ii) control deficiencies across key business processes at all operating units. Most of these deficiencies consisted of an insufficient or ineffective control environment, lack of segregation of duties, insufficient documentation of key business process policies and procedures, insufficient IT security, insufficient staffing and training among accounting personnel, incomplete and untimely reconciliations related to financial reporting and insufficient managerial oversight, review and approval processes over financial reporting. Management has devoted substantial resources to remediate these deficiencies and, in consideration of such remediation, have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Piercy Bowler, Taylor & Kern, as stated in their report which appears on page F-3 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.
Changes in Internal Control over Financial Reporting
As disclosed in the Company’s 2006 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2007, the Company reported a material weakness in its internal control over financial reporting related to the: (i) pervasive control deficiencies across key COSO components including ITGC, IT application controls, and (ii) control deficiencies across key business processes at all operating units. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2007, the Company had remediated the previously reported material weakness in its internal control over financial reporting related to the (i) pervasive control deficiencies across key COSO components including ITGC and IT application controls, and (ii) control deficiencies across key business processes at all operating units. The following remedial actions have been undertaken:
•
With the establishment of the Company’s Compliance Department in March 2007 and help of external advisors (other than the Company’s independent registered public accounting firm), standard controls were enhanced for pervasive control deficiencies over ITGC, which included increasing access security over critical computer applications, eliminating incompatible functions and improving segregation of duties, documentation of various IT policies, processes and procedures, and identification and implementation of ITGC key controls.

•
Organizational structure changes were made to enhance efficiency and segregation of duties controls for business processes. A new Chief Accounting Officer and Chief Financial Officer were hired in January 2007 and July 2007, respectively, with appropriate backgrounds and experience for a public company. Management review and approval controls were put in place prior to posting transactions into the financial reporting system. Monitoring entity level controls were implemented to improve the company’s control environment.

•
In the fourth quarter, the Company made further enhancements to its internal controls over financial reporting, including: review and approve procedures for completeness and accuracy over United Tote’s interface billing; fixed asset transfer review and approval between United Tote locations to monitor and improve equipment tracking and verification for appropriateness of transfers; and computer application access controls were implemented according to job function and responsibilities.

In the third and fourth quarters of 2007, and in the initial part of the first quarter of 2008, the Company also undertook and completed, as appropriate, its testing to validate compliance with the enhanced policies, procedures and controls. The Company has undertaken this testing over these three periods so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal controls related to the completeness and accuracy of the Company’s financial reporting have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2007.

/s/ Gary W. Sproule	/s/ James A. Burk

Gary W. Sproule	James A. Burk
Interim President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited the internal control over financial reporting of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Youbet.com, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Youbet.com, Inc. and Subsidiaries as of and for the year ended December 31, 2007, and our report dated March 28, 2008, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Youbet.com, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2008, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 28, 2008

Youbet.com, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	2007	2006
	(in thousands, except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,551	$21,051
Current portion of restricted cash	8,635	4,862
Accounts receivable, net of allowance for doubtful collection of $3,406 and $1,813	7,314	13,287
Inventories	2,085	2,587
Current portion of deferred tax asset		2,367
Prepaid expenses and other current assets	1,417	1,072

	26,002	45,226

Property and equipment, net of accumulated depreciation and amortization of $21,638 and $13,787	24,664	30,110
Intangibles and assets other than goodwill	6,505	13,369
Goodwill	6,859	15,243
Other assets	1,020	1,657

	$65,050	$105,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,390	$8,311
Trade payables	10,028	13,759
Accrued expenses	10,302	9,489
Customer deposits	8,326	8,441
Deferred revenues	212	207

	39,258	40,207
Long-term debt, net of current portion	4,767	12,054
Deferred tax liability		570

	44,025	52,831

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,118,446 shares issued and outstanding	43	42
Additional paid-in-capital	134,286	137,597
Deficit	(110,929)	(83,555)
Accumulated other comprehensive loss	(56)	(10)
Less treasury stock, 1,043,781 shares and 443,062 shares at cost	(2,319)	(1,300)

	21,025	52,774

	$65,050	$105,605

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands, except share and per share amounts)
Revenues
Commissions	$110,315	$109,900	$85,555
Contract revenues	23,316	21,568
Equipment sales	877	1,295
Other	3,685	3,637	3,282

	138,193	136,400	88,837

Costs and expenses
Track fees	50,110	52,397	38,038
Licensing fees	19,810	21,967	19,541
Network operations	5,176	5,348	4,910
Contract costs	16,585	13,548
Cost of equipment sales	429	674

	92,110	93,934	62,489

Gross profit	46,083	42,466	26,348

Operating expenses
General and administrative	25,394	23,610	13,734
Sales and marketing	11,539	9,463	6,359
Research and development	4,270	3,211	1,579
Depreciation and amortization	10,370	6,823	1,591
Impairment write downs	17,879

	69,452	43,107	23,263

Income (loss) from continuing operations	(23,369)	(641)	3,085
Interest income	644	547	581
Interest expense	(1,795)	(1,955)	(81)
Other	153	725	252

Income (loss) from continuing operations before income tax (benefit)	(24,367)	(1,324)	3,837
Income tax (benefit)	2,083	734	(1,854)

Income (loss) from continuing operations	(26,450)	(2,058)	5,691

Discontinued operations
Income (loss) from discontinued operations, without tax effect	(924)	27

Net income (loss)	$(27,374)	$(2,031)	$5,691

Basic income (loss) per share
Income (loss) from continuing operations	$(0.63)	$(0.06)	$0.18
Income (loss) from discontinued operations	(0.02)	0.00

Net income (loss)	$(0.65)	$(0.06)	$0.18

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.63)	$(0.06)	$0.16
Income (loss) from discontinued operations	(0.02)	0.00

Net income (loss)	$(0.65)	$(0.06)	$0.16

Weighted average shares outstanding
Basic	41,796,218	35,141,027	32,078,957
Diluted	41,796,218	35,141,027	34,643,677
See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive		Treasury
	Shares	Dollars	Capital	Loss	Deficit	Stock	Total
	(in thousands)
Balances at January 1, 2005	30,980	$31	$103,111		$(87,215)	$(1,829)	$14,098
Warrants exercised	179		114				114
Stock options exercised	2,293	2	2,123				2,125
Treasury stock re-issuance			512			488	1,000
Stock based compensation			(144)				(144)
Net income					5,691		5,691

Balances at December 31, 2005	33,452	33	105,716		(81,524)	(1,341)	22,884
Warrants exercised	25		12				12
Stock options exercised	260	1	255				256
Treasury stock re-issuance			13			41	54
Equity sale	6,200	6	18,947				18,953
Stock issued in connection with acquisition of United Tote	2,182	2	11,998				12,000
Cumulative translation adjustment				$(10)			(10)
Stock based compensation			656				656
Net loss					(2,031)		(2,031)

Balances at December 31, 2006	42,119	42	137,597	(10)	(83,555)	(1,300)	52,774
Stock options exercised	444	1	352				353
Payment to former owners of United Tote under “make-whole” provision			(4,473)				(4,473)
Other			(88)				(88)
Purchase of treasury stock						(1,019)	(1,019)
Cumulative translation adjustment				(46)			(46)
Stock based compensation			898				898
Net loss					(27,374)		(27,374)

Balances at December 31, 2007	42,563	$43	$134,286	$(56)	$(110,929)	$(2,319)	$21,025

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(in thousands)
Operating activities
Net income (loss)	$(27,374)	$(2,031)	$5,691
Income (loss) from discontinued operations	(924)	27

Income (loss) from continuing operations	(26,450)	(2,058)	5,691

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property	8,431	5,333	1,252
Amortization of intangibles	1,939	1,491	339
Goodwill and intangibles impairment	17,879
Stock-based compensation	898	656	(144)
Provision for doubtful accounts receivables	3,509	173	132
Provision for inventory obsolesence	(353)
Other	(59)
Increase in operating (assets) and liabilities
Restricted cash, Players Trust SM	(3,863)	(443)	(994)
Accounts receivable	2,306	(7,471)	(78)
Inventory	855	(610)
Prepaid expenses	(341)	710	(371)
Deferred tax asset	1,797	(231)	(1,854)
Other assets	510	768	(1,013)
Trade payables	(3,738)	4,275	802
Accrued expenses	(1,187)	4,036	1,115
Customer deposits	(115)	2,536	943
Deferred revenues	5	(313)	9
Deferred tax liability	(1)	570

Net cash provided by operating activities	2,022	9,422	5,829

Investing activities
Purchase of property and equipment	(2,504)	(6,206)	(1,414)
Proceeds from sale of property and equipment	59	576	3
Cash paid for United Tote acquisition, net of $159 cash acquired in 2006	(4,473)	(10,191)
Cash paid for Bruen Productions International, Inc., net of $6 cash acquired		(111)
Cash paid for IRG acquisition, net of $535 cash acquired			(1,579)
Cash paid for IRG acquisition earn-out	(3,106)	(1,929)
Investments in intangibles and other		(1,177)	(35)
Increase in restricted cash (other than Players Trust SM)		(258)	(1,000)
Decrease in restricted cash (other than Players Trust SM)	90	1,132	113
Other		166

Net cash used in investing activities	(9,934)	(17,998)	(3,912)

	2007	2006	2005
	(in thousands)
Financing activities
Proceeds from issuance of common stock		18,953
Proceeds from exercise of stock options and warrants	353	268	2,239
Purchase of treasury stock	(1,019)
Proceeds from sale-leaseback transaction	1,065
Proceeds from debt	4,409	3,769
Repayment of debt	(11,045)	(9,840)	(758)
Other	(88)

Net cash provided by financing activities	(6,325)	13,150	1,481

Net cash used in discontinued operations
Net cash used in operating activities	(217)	(198)
Foreign currency translation adjustments	(46)	(10)

Net increase/ (decrease) in cash and cash equivalents	(14,500)	4,366	3,398
Cash and cash equivalents at the beginning of period	21,051	16,685	13,287

Cash and cash equivalents at the end of period	$6,551	$21,051	$16,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,322	$15	$60
Cash paid for income taxes	381	195	64
Non-cash investing and financing activities:
Re-issuance of 166,668 shares of treasury stock in IRG acquisition			$1,000
Accrued IRG acquisition earn-out payment	$4,954	$2,676	1,048
Re-issuance of 13,953 shares of treasury stock for Bruen Productions		54
Seller financing of United Tote acquisition		12,000
Equipment acquired with capital lease and other financing arrangements	1,428	469	1,007
See notes to consolidated financial statements

Youbet.com and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: THE COMPANY
Youbet.com, Inc. and its consolidated subsidiaries (the Company) is a licensed, multi-jurisdictional facilitator of online pari-mutuel horse race wagering and a leading supplier of tote equipment and services to the racing industry. Through its main product, Youbet ExpressSM, Youbet offers its customers interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, the United Kingdom, Australia, South Africa and Hong Kong. Youbet is working to expand its brand, products and services throughout the United States and in select international markets.
In 2006, Youbet expanded its product and service offering through the acquisition of United Tote Company and United Tote Canada (collectively with U.T. Gaming, Inc., referred to as United Tote). United Tote is a leading supplier of totalizator systems (a system that process wagers and payouts).
As of December 31, 2007, the Company had negative net working capital of $13.3 million. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. In addition, the former owners of IRG are entitled to a potential final earn-out payment based on IRG’s performance. As of December 31, 2007, the Company accrued approximately $3.2 million, payable on or about August 31, 2008. The precise payment is subject to any rights of offset or claims that may arise prior to the date such payment is due.
Management believes that its ongoing efforts to contain costs and operate efficiently, combined with the growth in handle and yield improvement at Youbet Express, generates sufficient cash flow to adequately support its operations. Management believes that cash flows from operations and unrestricted cash and cash equivalents are sufficient to fund working capital and capital expenditure requirements for at least the next 12 months. However, the Company may from time to time seek additional capital to fund operations and reduce liabilities in response to changes in the business environment. To raise capital, the Company may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. The Company has an effective shelf registration statement under which the Company may from time to time issue and offer debentures, notes, bonds, and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if the Company utilized the shelf for one offering. Unless otherwise described in future prospectus supplements, the Company intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to the Company’s stockholders.
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries (inclusive of International Racing Group (IRG), United Tote and Bruen Productions International, Inc. (Bruen)). All inter-company accounts and transactions have been eliminated in consolidation.
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
Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and IRG’s volume discounts are both recorded as a reduction of commission revenue when the points are issued or discounts are earned.
The majority of United Tote’s revenues are derived from service contracts principally for the installation and operation of pari-mutuel wagering networks. Services provided via these networks include accepting wagers, performing odds and payout calculations and calculating ticket payouts. United Tote charges the track for these services either by transaction count or by dollar volume in accordance with the related service contract. In some instances, United Tote incurs significant costs relating to these contracts before the systems become operational. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.
Sales and similar revenue-based taxes collected from customers are excluded from revenue but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses.
Cash equivalents and restricted cash
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the financial statements, restricted cash (Note 3), current and non-current, is excluded from cash and cash equivalents.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are carried, net of an appropriate allowance, at their estimated collectible value. Since customer credit is generally extended on a short-term basis, trade receivables do not bear interest. Accounts for which no payments have been received for two consecutive months are considered delinquent, and customary collection efforts are initiated.
The Company recognizes an allowance for doubtful accounts (Note 4) to reduce accounts receivable to an estimated net realizable value. The allowance for an estimated collection losses on its accounts receivable is established based on historic loss experience, the individual tracks and players, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions.
The Company manages its concentrations of credit risk by evaluating the creditworthiness of tracks and players before extending credit. The maximum losses that the Company would incur if a track or player failed to pay would be limited to the amount due after the related allowances provided.
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
Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years, in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.
Goodwill
The Company evaluates its goodwill on an annual basis and if events and circumstances (such as, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces) indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated future cash flows using a market discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.
Income taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, of FASB on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s reported deficit as of December 31, 2006, its net loss or net loss per share for 2007 or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 10).
The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statement of operations. As of December 31, 2007, the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

Legal defense costs
Estimated legal defense costs are not accrued. Rather, such costs are expensed when services are provided.
Accounting for stock-based compensation
Prior to January 1, 2006, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company measured compensation costs in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), but provided pro forma disclosures of net income and earnings per share using the fair value method defined by SFAS No. 123. Under APB 25, compensation expense was recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.
Had the Company determined compensation cost based on the fair value of its stock options at the grant date, as set forth under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31,
2005
(in thousands)
Net income:
As reported	$5,691
Add: stock-based employee compensation expense included in reported loss	(144)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,735)

Pro forma income	$3,812

Earnings per share:
As reported:
Basic	$0.18
Diluted	$0.16
Pro forma:
Basic	$0.12
Diluted	$0.11
The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: expected volatility of 40.1% and a risk-free interest rate of 7.3%. A dividend yield of zero and expected life of 8.6 years was assumed for 2005. All options granted in 2005 were intended to be issued at fair market price.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the input of SFAS No. 123R. In accordance with the modified prospective transition method, consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense related to employee or director stock options recognized for the years ended December 31, 2007 and 2006 were $0.9 million and $0.7 million, respectively.
Stock-based compensation expense recognized for the year ended December 31, 2007 and 2006, included compensation expense for the share-based payment awards granted subsequent to January 1, 2006. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-priced pro forma was presentation. As stock-based compensation expense recognized for 2007 and 2006 are based on awards expected to vest, SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2007 and 2006, expected forfeitures are immaterial and, therefore, the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS No. 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant under SFAS 123R also uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data.
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.7%	4.7%	7.3%
Expected term (years)	7	7	8.6
Volatility	38.1%	30.2%	40.1%
Expected annual dividend	0	0	0
Discontinued Operations
The Company presents the results of operations, financial position and cash flows of operations that met the criteria for “held for sale accounting” as discontinued operations if such operations meet the required conditions. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less costs to sell. Any loss resulting from carrying value exceeding fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to (1) assess the criteria required to meet held for sale accounting, and (2) estimate fair value. Changes to fair value could result in an increase or decrease to previously recorded losses.
Earnings or net income (loss) per share
Basic earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. In instances where the Company incurs a loss, however, diluting the earnings would not be applicable as the effect will be anti-dilutive.
The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
	(in thousands except share amounts)
2007
Loss per share, basic	$(27,374)	41,796	$(.65)
(714 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)

2006
Loss per share, basic and diluted	$(2,031)	35,141	$(0.06)
(3,750 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)

2005
Earnings per share, basic	$5,691	32,079	$0.18
Effect of dilutive securities		2,565
Earnings per share, basic and diluted	5,691	34,644	0.16

Note 3: RESTRICTED CASH
Facilities lease: As required by a lease agreement (Note 11), the Company provided a standby letter of credit in favor of the landlord secured by restricted cash deposits in like amount through 2010. The restricted cash requirement ($275,000 and $382,000 at December 31, 2007 and 2006, respectively) decreases $107,000 per year for the first five years of the lease and $98,000 thereafter. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements.
Players TrustSM: As of December 31, 2007 and 2006, customer deposits maintained in Players TrustSM totaled $8.5 million and $4.5 million, respectively, all of which was included in restricted cash in current assets.
Oregon Racing Commission: During 2006, IRG placed a $250,000 letter of credit with the Oregon Racing Commission to secure customer deposits on hand. As of December 31, 2007, the letter of credit was secured by restricted cash of $258,000.
Note 4: RECEIVABLES
Accounts receivable consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2007	2006
	(in thousands)
Track receivables, net of allowance for doubtful collection of $1,180 and $1,294	$6,784	$11,218
Player receivables, net of allowance of for doubtful collection of $759 and $0	60	1,249
Other, net of allowance for doubtful collection of $1,467 and $519	470	820

	$7,314	$13,287

On October 4, 2007, a search warrant issued by the U.S. District Court for the Central District of California was served on our company headquarters in Woodland Hills, California, by special agents for U.S. Immigration and Customs Enforcement, an agency under the U.S. Department of Homeland Security, for various records including, among other things, business records of our IRG business related to the wagering activities of certain customers. The investigation is being run by the U.S. Attorney’s Office in Las Vegas, Nevada.
As part of its investigation, and without prior notice to Youbet or IRG, the government seized funds in three IRG bank accounts in Nevada, totaling $1.5 million. This amount is included in other receivables and the entire $1.5 million has been reserved. (See Note 18)
Note 5: INVENTORIES
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

	December 31,	December 31,
	2007	2006
	(in thousands)
Totalizator components	$1,477	$2,094
Ticket stock	608	493

	$2,085	$2,587

Note 6: PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,	December 31,
	2007	2006
	(in thousands)
Computer equipment owned	$14,520	$13,963
Computer equipment under capital lease (Note 9)	1,605	176
Pari-mutuel equipment	21,966	21,668
Software	4,347	4,385
Office furniture, fixtures and equipment	663	575
Leasehold improvements	3,201	3,130

	46,302	43,897
Less: accumulated depreciation and amortization	(21,638)	(13,787)

	$24,664	$30,110

Depreciation and amortization are recorded over the estimated lives of the following types of property and equipment: computer equipment (3 to 5 years), software (2 to 10 years), furniture and fixtures (5 years) and leasehold improvements (3 to 5 years, limited to the lease term).
Note 7: INTANGIBLES, OTHER THAN GOODWILL
Intangibles, other than goodwill, are presented net of accumulated amortization of $3.8 million and $1.8 million at December 31, 2007 and 2006, respectively.

	December 31,	December 31,
	2007	2006
	(in thousands)
Intangibles	$10,274	$15,198
Less:	(3,769)	(1,829)

	$6,505	$13,369

Amortizable intangibles consist of customer listings, non-competition agreements, trademarks, trade names, technology and game content derived through acquisition of IRG and United Tote. Amortization expense in 2007 and 2006 for these intangibles was $1.8 million and $1.5 million, respectively. Estimated future amortization of intangibles for each of the next five years is $0.7 million, $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively. See Note 18, Subsequent Events.
Note 8: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2007	2006
	(in thousands)
Legal fees	$298	$432
Employee compensation, related taxes and other benefits	2,853	1,985
IRG accrued purchase payments	3,249	1,401
TVG arbitration award		1,249
Accrued interest and taxes	2,074	1,440
Other	1,828	2,982

	$10,302	$9,489

Note 9: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2007	2006
	(in thousands)
Capital lease obligations and other financing arrangements	$999	$359
Promissory notes	3,200	5,000
Bank revolving line of credit		990
Bank term loan	10,958	14,007
Note payable		9

	15,157	20,365
Current portion of long-term debt	10,390	8,311

Long-term debt, less current maturities	$4,767	$12,054

In February 2006, the Company completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, the Company issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. The remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. The Company has four outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In December 2006, the Company entered into a placement agency agreement with ThinkEquity Partners, LLC pursuant to which ThinkEquity Partners agreed to act as the Company’s placement agent in connection with a registered direct offering of 6.2 million shares of Youbet’s common stock at an offering price of $3.25 per share. The registered direct offering closed on December 20, 2006.
In July 2006, the Company entered into a credit agreement pursuant to which the lender agreed to provide the Company with up to $19.0 million in total borrowing capacity. The credit facility consists of a $1.0 million revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($3.0 million annually) plus interest, and payments commenced on September 1, 2006. At December 31, 2007, the Company owed $10.9 million under the term loan and no amount was outstanding under the revolving credit facility. At December 31, 2007, the interest rate on this facility was 8.75% per annum.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is secured by certain assets of the Company and certain of its subsidiaries are guarantors of the Company’s obligations under the credit facility. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures.
In March 2007, the Company amended certain financial covenants of its credit agreement. In August 2007, the administrative agent for the lenders agreed to waive the Company’s failures to achieve the minimum EBITDA required under the credit agreement, as amended, when measured for the 12-month period ended June 30, 2007, and to maintain the leverage ratio required under the credit agreement, as amended, when measured as of June 30, 2007. As of December 31, 2007, the Company was not in compliance with certain financial covenants leverage ratio required under the credit agreement, as amended. (See Note 18)
In April 2007, United Tote entered into a sale-leaseback transaction with a bank. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.
Upon the occurrence of certain events of default, the interest rate on outstanding borrowings may be increased by 2.0%, obligations under the credit agreement may be accelerated and the lending commitments terminated.
The Company has financed the purchase of certain equipment through the issuance of bank debt, promissory notes and under capital leasing arrangements. The debt bears interest at rates ranging from 5.0% to LIBOR plus 3.25%. Such obligations are payable in monthly installments through May 2019.

Annual maturities for debt, including capital lease obligations as of December 31, 2007, are as follows:

Year	(in thousands)
2008	$10,390
2009	4,767

$15,157

Capital leases
The Company has capital lease arrangements for networking equipment, computer equipment and software. Future obligations under these non-cancelable capital leases are as follows:

Year	(in thousands)
2008	$771
2009	320

Total obligation	1,091
Less: interest portion	92

Total principal	$999

Note 10: INCOME TAXES
Income tax expense (benefit) consists of the following:

	2007		2006	2005
	(in thousands)
Current
Federal	$		$76	$107
State		4	18	34
Foreign		282	307

		286	401	141

Deferred
Federal		(600)	(244)	1,334
State		(735)	577	388
Change in valuation allowance		3,132		(3,717)

		1,797	333	(1,995)

		$2,083	$734	$(1,854)

Income taxes from continuing operations for 2007, 2006 and 2005 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income (loss) before taxes for those years as follows:

	2007	2006	2005
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$(8,285)	$(441)	$1,371
State tax (benefit) net of federal benefit	353	(76)	235
Foreign taxes	30
Amortization / impairment of intangibles	6,407	323
Stock based compensation	305	261
Jurisdictional penalties		254
Other permanent differences	197	86	231
Net change in valuation allowance	2,960		(3,717)
Expiration of California net operating loss carryforward		405
Other, net	116	(78)	26

	$2,083	$734	$(1,854)

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in the foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.
The Company’s net deferred tax assets at December 31 consisted of the following:

	2007	2006	2005
	(in thousands)
Deferred tax assets
Net operating loss carry forwards	$23,142	$21,848	$20,334
Tax credit carryforwards	226	226	178
Depreciation			292
Amortization of intangibles			630
Accrued expenses	234	1,272	449
Accounts receivable allowance	1,361	399
Other	121	4	55

	25,084	23,749	21,938

Deferred tax liabilities
Depreciation	(3,573)	(3,210)
Intangibles	(1,717)	(2,082)
Inventory		(31)

	(5,290)	(5,323)

Net deferred tax assets	19,794	18,426	21,938

Valuation allowance	(19,794)	(16,629)	(16,629)

	$0	$1,797	$5,309

The Company has tax credit carryforwards totaling $226,000. In addition, the Company has federal and state net operating loss carryforwards in the amount of $61.8 million and $18.2 million, substantially all of which are also available for state income tax purposes, at December 31, 2007, which are expected to begin expiring in 2012 and 2013, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although the management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.
Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carryfowards may be limited in future periods. Further, a portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.
The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
The Company is subject to taxation in the U.S. and various states and in Canada. The company’s tax years for 2004, 2005 and 2006 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2004.
Note 11: COMMITMENTS
Operating leases
The Company leases office and production facilities in California, Oregon, Kentucky, Curacao and Canada under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2007 are as follows:

Year	(in thousands)
2008	$1,264
2009	1,186
2010	282
2011	102
2012	484

$3,318

Total rental expense was approximately $1.7 million, $1.3 million, and $1.0 million for 2007, 2006 and 2005, respectively.
Employment Commitments
Agreement with Gary W. Sproule - Effective January 1, 2004, Mr. Sproule entered into an employment agreement with the Company. Mr. Sproule’s employment agreement, as amended, will terminate two years after either the Company or Mr. Sproule provide notice to the other of their intention to terminate the agreement. Under his employment agreement, Mr. Sproule’s annual salary was $300,000 during the first year, $325,000 during the second year and will be $325,000 during each subsequent year. Upon execution of the employment agreement, Mr. Sproule received 300,000 stock options at an exercise price of $2.49, all of which immediately vested. In addition, Mr. Sproule is eligible to receive an annual bonus to be determined by the board of directors in its discretion and based on attaining certain mutually agreed upon business objectives and profitability goals. Mr. Sproule also receives a $750 per month car allowance and reimbursement for personal financial consulting services up to $10,000. On November 28, 2007, Gary W. Sproule was appointed as interim president and chief executive officer effective as of the departure of Mr. Charles Champion on December 11, 2007.
Agreement with James A. Burk - Effective July 9, 2007, Mr. Burk entered into a two year employment agreement. Under his employment agreement, Mr. Burk’s annual salary is $300,000 during the first year and may increase in succeeding years based on his and the Company’s performance. Upon execution of the employment agreement, Mr. Burk received 150,000 stock options at an exercise price of $2.35. The stock options are ten year options and shall vest ratably over four years. In addition, Mr. Burk is eligible to receive an annual bonus to be determined by the board of directors in its discretion and based on attaining mutually agreed upon business objectives and certain profitability goals.
As of December 31, 2007, the aggregate minimum future compensation for executives, except if terminated for cause and exclusive of annual bonuses and/or incentives, if any, is $0.6 million, $0.5 million and $0.3 million annually for 2008, 2009 and 2010, respectively.
Employee Benefit Plan - The Company sponsors two defined contribution 401(k) plans. The plans provide for voluntary contributions by eligible employees and matching contributions by the Company of 100% of the first 6% of the employee’s pre-tax contributions. Matching contributions made by the Company included in general and administrative expenses were $0.5 million, $0.4 million and $0.4 million for 2007, 2006 and 2005, respectively, excluding nominal administrative costs assumed by the Company.

Note 12: CONTINGENCIES
On September 19, 2007, Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association filed lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges that the Company is operating as an ADW provider in the Commonwealth of Virginia and seeks a declaration of the rights and obligations of the parties under the Virginia Horse Racing and Pari-Mutuel Wagering Act. The complaint also seeks injunctive relief enjoining the Company from conducting ADW operations in Virginia until the Company contracts with the plaintiffs and obtains a license under the Virginia statute and regulations. See Note 18, Subsequent Events.
A search warrant was served on the Company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of IRG related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s Office in Las Vegas, Nevada. The Company has been advised that the U.S. Attorney’s Office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. In connection with its investigation, the U.S. government, on October 11, 2007, took possession of $1.5 million held in IRG bank accounts by way of civil asset forfeiture. The Company is cooperating with authorities and has pledged its ongoing assistance in their investigation. See Note 18, Subsequent Events.
Other
From time to time the Company may be a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these legal proceedings. Accordingly, no losses have been accrued.
Note 13: STOCKHOLDERS’ EQUITY
Youbet has issued various warrants and stock options for services rendered and to be rendered, and to obtain financing.
Information with respect to common stock purchase warrants issued is summarized as follows:

		Weighted
		Average
	Warrants	Exercise Price
Balance, January 1, 2005	351,363	$0.80
Warrants issued	—	—
Warrants expired and terminated	(137,108)	0.81
Warrants exercised	(179,255)	0.64

Balance, December 31, 2005	35,000	$1.58
Warrants issued	—	—
Warrants expired	(10,000)	—
Warrants exercised	(25,000)	0.50

Balance, December 31, 2006	—	$—

Warrants exercisable at December 31, 2006 and 2007	—	$—

In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan (the Equity Incentive Plan), which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of December 31, 2007, there were outstanding options for 4,717,411 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 11,750,000 shares.

During 2007, the Company granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)
Stock options were granted to the then executive officers of the Company to purchase a total of 180,000 shares of common stock at exercise prices ranging from $2.35 to $2.72, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

2)
Stock options were granted to other employees of the Company to purchase a total of 360,000 shares of common stock at exercise prices ranging from $2.72 to $3.69, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

3)
Stock options were granted to directors of the Company to purchase a total of 185,500 shares of common stock at an exercise price of $2.72, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

During 2006, the Company granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)
Stock options were granted to the then executive officers of the Company to purchase a total of 225,000 shares of common stock at an exercise price of $3.67, the fair market value at the date of grant. These options vest ratably over four years and are exercisable for ten years.

2)
Stock options were granted to other employees of the Company to purchase a total of 678,814 shares of common stock at exercise prices ranging from $3.33 to $5.08, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

3)
Stock options were granted to directors of the Company to purchase a total of 90,000 shares of common stock at exercise prices ranging from $3.69 to $5.08, the fair market values at the dates of grant. These options vest ratably over twelve months and are exercisable for ten years.

During 2005, the Company granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)	No stock options were granted to executive officers of the Company during 2005.

2)
Stock options were granted to other employees of the Company to purchase a total of 695,600 shares of common stock at exercise prices ranging from $4.38 to $6.19, the fair market value at the date of grant. These options vest ratably between two and four years and are exercisable for ten years.

3)
Stock options were granted to directors of the Company to purchase a total of 110,000 shares of common stock at exercise prices ranging from $4.73 to $5.99, the fair market values at the dates of grant. These options vest ratably over twelve months and are exercisable for ten years.

Under all plans, the stock option price per share for options granted is generally based on the market price of the Company’s common stock on the date of grant and no option can be exercised later than ten years from the date it was granted. The stock options generally vest over four years.
At December 31, 2007, there were options outstanding to acquire 4,717,411 shares at an average exercise price of $2.70 per share. The estimated fair value of all awards granted during the year ended December 31, 2007 was $1.0 million.
The following table summarizes the status of these plans as of December 31, 2007:

Equity Incentive Plan

Options originally available	11,750,000
Stock options outstanding	4,717,411
Options available for grant	1,653,350

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2005	6,154,325	$1.52
Granted	805,600	4.46
Exercised	(2,292,786)	0.93
Cancelled	(191,350)	3.34
Options forfeited	(81,417)	2.63

Balance at December 31, 2005	4,394,372	$2.30
Granted	993,717	3.95
Exercised	(259,819)	1.00
Cancelled	(222,611)	4.43

Balance at December 31, 2006	4,905,659	$2.61
Granted	725,500	2.86
Exercised	(444,359)	0.79
Cancelled	(469,389)	3.81

Balance at December 31, 2007	4,717,411	$2.38

As of December 31, 2007, the total compensation costs related to non-vested awards yet to be expensed was approximately $2.1 million to be amortized over the next four years.
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and 2007 were as follows:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
	Shares	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2006
Employees — Outstanding	4,905,659	$2.61	6.06	$12,795,124
Employees — Expected to Vest	1,265,539	4.03	9.03	5,096,442
Employees — Exercisable	3,640,120	2.11	5.02	7,698,683

As of December 31, 2007
Employees — Outstanding	4,717,411	$2.70	6.03	$12,737,009
Employees — Expected to Vest	1,308,616	3.55	8.87	4,645,587
Employees — Exercisable	3,408,795	2.37	4.95	8,078,844

Additional information with respect to outstanding options as of December 31, 2007 is a follows:

Options Outstanding				Options Exercisable
		Weighted
Options	Number	Average			Weighted
Exercise	of	Remaining	Weighted Average	Number of	Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.49-$0.99	870,000	4.42	$0.53	870,000	$0.53
$1.00-$1.99	100,500	0.25	1.77	100,500	1.77
$2.00-$4.99	3,612,697	6.53	3.15	2,353,505	2.97
$5.00-$6.19	134,214	7.41	5.30	84,790	5.32
The Company has elected to adopt the detailed method provided in SFAS No. 123R for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
Note 14: ACQUISITIONS
United Tote
In February 2006, the Company completed its acquisition of 100% of the outstanding common stock of United Tote Company for $31.9 million plus the assumption of approximately $14.7 million of United Tote secured debt (primarily related to the financing of equipment that is placed with United Tote’s track customers), which the Company agreed to guarantee. The acquisition provided increased diversification of the Company’s customer base and product offering, as well as furthered the Company’s efforts to be the pari-mutuel industry’s leading end-to-end technology provider. The Company financed the acquisition by delivering to United Tote’s former owner the following consideration:
•	Approximately $9.7 million in cash;

•	$5.2 million one-year, unsecured promissory note;

•	$3.2 million two-year, unsecured promissory note;

•	$1.8 million two-year, unsecured promissory note; and

•	2,181,818 shares of the Company’s common stock, valued at $5.50 per share.
Each promissory note bore interest at a fixed rate of 5.02% per annum, and the principal amounts are due in full at their respective maturity dates (subject to partial or full prepayment under certain circumstances). The Company has repaid in full the $5.2 million and $1.8 million promissory notes in accordance with their respective terms. The $3.2 million promissory note remains outstanding and subject to rights of indemnification, offset and subordination. For more information regarding these promissory notes and United Tote’s debt (which the Company guaranteed in connection with the acquisition), see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations, Contingent Liabilities and Commitments.”
The Company also agreed to a “make-whole” provision pursuant to which the Company agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of the Company common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, the Company was entitled to cause UT Group to sell some or all of the Company shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that the Company paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, the Company delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of the Company common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. The Company paid UT Group the aggregate make-whole payment of $4.5 million in January 2007.

The purchase price allocation resulted in approximately $7.9 million of identifiable intangible assets related to trademarks, trade names, game content and technology. A summary of the purchase price allocation at December 31, 2006 is as follows:

(in thousands)
Purchase price allocation
Purchase price paid at closing	$31,947
Legal and other closing costs	604

$32,551

Cash	$160
Accounts receivable	3,317
Note receivable	258
Inventory	1,978
Other current assets	1,419
Property and equipment, net	20,950
Intangibles related to trademarks, trade names, technology and game content	7,874
Goodwill	14,859
Other assets	295

Total assets	51,110

Accounts payable	1,470
Accrued liabilities	1,845
Deferred revenue	399
Debt	14,845

Total liabilities	18,559

Total allocated purchase price	$32,551

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
Bruen Productions International, Inc.
On October 9, 2006, the Company acquired 100% of the outstanding shares of common stock of privately-held Bruen Productions. Youbet financed the acquisition with the issuance of $162 in common stock held in treasury, payable in four installments over the next three years and the assumption of approximately $174 of debt. Youbet issued 13,953 shares in October 2006 as the first installment.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Bruen Productions International, Inc. acquisition. The purchase price allocation resulted in approximately $384 of identifiable intangible assets related to goodwill which was written off in the third quarter of 2007.

(in thousands)
Purchase price allocation
Purchase price paid at closing	$220
Legal and other closing costs	68

$288

Cash	$6
Accounts receivable	69
Other current assets	13
Property and equipment, net	22
Goodwill	384

Total assets	494

Accounts payable	17
Accrued liabilities and other	65
Loans payable	124

Total liabilities	206

Total allocated purchase price	$288

Pro Forma Impact of Acquisitions
The following unaudited pro forma financial information for 2006 and 2005 presents the consolidated operations of the Company as if all the forgoing acquisitions had been made on January 1, 2004, after giving effect to certain pro forma adjustments as of the respective acquisition dates. The unaudited pro forma financial information should not be used to project the Company’s results of operations for any future period:

	2006	2005
Revenue	$136,682	$119,419
Net income (loss)	(2,031)	6,002
Earnings (loss) per share
- Basic	(0.06)	0.19
- Diluted	(0.06)	0.17
Note 15: SEGMENT REPORTING
As a result of the acquisition of United Tote, the Company began operating as two reportable segments beginning in 2006, each of which the Company operates and manages as a strategic business unit. The Company’s ADW segment consists of the combined operations of Youbet Express, IRG and Bruen Productions, and the Company’s totalizator segment consists of the operations of United Tote.
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
Information for the Company’s ADW segment for 2005 and 2004, which was the only segment in those years, is presented for comparative purposes.

		(in thousands)
Revenue	2007	2006	2005
ADW segment	$114,000	$113,552	$88,837
Totalizator segment	26,093	23,885
Intercompany eliminations	(1,900)	(1,037)

	$138,193	$136,400	$88,837

Revenue by Geographic Area	2007	2006	2005
United States	$135,924	$134,308	$88,837
International	2,269	2,092

	$138,193	$136,400	$88,837

Reconciliation of income (loss) before income taxes	2007	2006	2005
Income (loss) from operations
- ADW segment	$(11,408)	$(1,300)	$3,085
- Totalizator segment	(11,961)	659

	(23,369)	(641)	3,085
Interest income	644	547	581
Interest expense	(1,795)	(1,955)	(81)
Other	153	725	252

Income (loss) before income taxes from continuing operations	(24,367)	(1,324)	3,837
Income (loss) before income taxes from discontinued operations	(924)	27

Income (loss) before income taxes	$(25,291)	$(1,297)	$3,837

Capital Spending	2007	2006	2005
ADW segment	$287	$2,305	$2,422
Totalizator segment	2,217	4,431

	$2,504	$6,736	$2,422

Depreciation and Amortization	2007	2006	2005
ADW segment	$3,864	$2,527	$1,591
Totalizator segment	6,506	4,296

	$10,370	$6,823	$1,591

Total Assets	2007	2006	2005
ADW segment	$23,617	$50,280	$40,829
Totalizator segment	41,433	55,325

	$65,050	$105,605	$40,829

Note 16: IMPAIRMENT OF INTANGIBLES AND GOODWILL
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value. The following table shows the Company’s intangible assets and goodwill activity for the period ended December 31, 2007.

	Intangibles		Goodwill
	Advance		Advance
	deposit		deposit
	wagering	Totalizator	wagering	Totalizator
	segment	segment	segment	segment
	(in thousands)
Balance as of January 1, 2007	$6,123	$7,246	$384	$14,859
Additions	4,954
Amortization	(1,198)	(741)
Impairment losses	(9,879)		(384)	(8,000)

Balance as of December 31, 2007	$—	$6,505	$—	$6,859

In connection with our exploration of strategic alternatives for United Tote, the Company re-evaluated the goodwill related to United Tote. As part of this evaluation, the Company compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million.
As previously discussed, IRG had $7.0 million in intangible assets and had a single player that accounted for over 50% of IRG’s wagering handle during the first nine months of 2007 and the federal government seized $1.5 million from IRG’s three bank accounts. Additionally, IRG had lost or been denied content. After adjusting assumptions for current facts and circumstances, management determined that an impairment of IRG intangible assets was not required in the third quarter.
The Company continued to monitor the results of IRG and attempted to forecast future results. Due to the loss of content and the reduced player base, wagering handle was not expected to recover.
In view of these facts, the Company performed a follow-up impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed include those relating to acquired customer lists and a non-compete agreement. These intangibles have increased in amount since the acquisition of IRG due to the annual earn-outs paid to the prior owners due the achievement of certain performance criteria as indicated in the purchase agreement and total approximately $6.7 million (net of amortization). As of December 31, 2007, an additional $3.2 million was earned and is due to be paid as of August 31, 2008. The precise payment is subject to any right of offset of claims that may arise prior to the date such payment is due. Based on these events, the cash flow forecast for IRG was revised downward resulting in an impairment of the intangibles associated with IRG in the fourth quarter of 2007.
Note 17: DISCONTINUED OPERATIONS
Effective December 31, 2007, the Company sold Bruen Productions back to the original owner (David Bruen).
The aggregate sell price was $202,500, comprised of the following:
•	repurchase by the Company from the buyer of 13,953 shares of the Company’s common stock with a value as of the closing date of $17,022 (13,953 shares@ $1.22/sh);

•	an amount of $108,000 was attributed to the buyer cancelling all rights of the buyer to receive any shares of the Company’s common stock pursuant to the original purchase agreement; and

•	payment in cash of $77,478.
The results of Bruen Productions have been treated as discontinued operations in these financial statements and are as follows:

	2007	2006
	(in thousands)
Sales	$772	$282
Cost of services	408	72
Gross profit	364	210
Operating expenses (1)	1,288	183

Net income (loss)	$(924)	$27

(1)	Included in operating expense is $384,000 write off of goodwill.
The sale of Bruen Productions resulted in a nominal gain.
Note 18: SUBSEQUENT EVENTS
A search warrant was served on the Company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of our IRG business related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s Office in Las Vegas, Nevada. On March 14, 2008, the Company entered into two separate agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to the first agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for the Company’s continued cooperation with the government’s ongoing investigation. In a separate agreement, the Company agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation.

Given the severe and adverse downturn in the IRG business since October 2007, the Company made the decision that effective February 15, 2008, IRG would stop taking wagers and cease all other operations associated with IRG and unwind the business in an orderly and businesslike fashion. In connection with the shutdown of the IRG business, the Company recorded a charge of approximately $0.5 million for severance costs associated with exiting the IRG business. In addition, the IRG business will incur other shutdown costs estimated to range from $0.2 million to $0.3 million to cover lease obligations, outside services, asset disposals and other miscellaneous costs. In addition, the Company expects to incur ongoing costs associated with its continued cooperation with, and eventual resolution of, the ongoing government investigation, although the precise amount or timing cannot be predicted at this time and such costs are not related to the Company’s decision to shutdown the IRG business.
The Company recently reached an agreement in principle with Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (VRC), and the Commonwealth of Virginia. Terms of the settlement are expected to include mutual releases by the parties of all claims and dismissal of the litigation. As part of the agreement, the Company promptly will refresh its application for an ADW license from the VRC, and the settlement and dismissal of the litigation is conditioned upon the issuance of an ADW license by the VRC. Also as part of the agreement, the Company expects to pay source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, the Company also expects to pay additional fees of $150,000 to VRC spread over four calendar quarters.
On March 25, 2008, the Company entered into a second amendment to credit agreement with Wells Fargo Foothill, Inc., the administrative agent under our credit facility (“Wells Fargo Foothill”). Wells Fargo Foothill agreed to waive the Company’s defaults as of December 31, 2007 under the credit facility resulting from the Company’s failure to comply with certain financial covenants as of and for the year ended December 31, 2007. In addition, the Company agreed to amend the terms of the credit facility in order to, among other things:
•	change the maturity date to January 31, 2009;

•	eliminate the Company’s option to have our interest rate determined by reference to LIBOR;

•	provide for additional payments on principal of $1.0 million each on the date of the amendment, July 1, 2008 and September 1, 2008, respectively, and $0.5 million on December 1, 2008;

•	set the prime rate margin at 1.50%;

•	modify the definition of EBITDA and the adjustments to EBITDA for purposes of the credit facility; and

•	amend the minimum EBITDA level and leverage ratio the Company is required to maintain.
In consideration of this amendment, the Company paid Wells Fargo Foothill an amendment fee of $50,000.
In connection with the Company’s decision to exit the IRG business, Wells Fargo Foothill agreed that the Company could fund legal fees associated with the ongoing government investigation up to $0.5 million, if necessary. This consent letter also contains customary representations by the Company and a provision reducing the Company’s ability to draw on a revolving line of credit under the credit facility from $4.0 million to $1.0 million, which amount can be increased or decreased in Wells Fargo Foothill’s sole discretion. At December 31, 2007, there were no amounts outstanding under the revolving line of credit.

SCHEDULE II
YOUBET.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Additions
	Balance at	Charged	Charged			Balance at
	beginning	to cost and	to other			end of
Description	of period	expenses	accounts	Deductions		Period
			(in thousands)
Fiscal 2007
Allowance for doubtful accounts receivable	$1,813	$3,002	$(7)		$(1,402)	$3,406

Allowance for doubtful notes receivable	$76		(76)			$
Deferred tax asset valuation allowance	$16,629	$3,165	$	$		$19,794

Fiscal 2006
Allowance for doubtful accounts receivable	$346	$173	$1,294	$		$1,813

Allowance for doubtful notes receivable	$		$76			$76

Deferred tax asset valuation allowance	$16,629	$	$	$		$16,629

Fiscal 2005
Allowance for doubtful accounts receivable	$526	$	$		$(180)	$346
Deferred tax asset valuation allowance	$20,346	$(3,717)	$	$		$16,629

EXHIBIT INDEX

Exhibit Number	Description

10.23	Second Amendment to Financial Agreement

23.1	Consent of Piercy Bowler Taylor & Kern.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934