Form 10-Q
period 2008-03-31
YOUBET COM INC
filed 2008-05-08
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2008
Commission File Number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, the issuer had approximately 41,519,024 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2008
Preliminary Note
This quarterly report on Form 10-Q is for the three-month period ended March 31, 2008. This Quarterly Report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,010	$6,551
Current portion of restricted cash	7,666	8,635
Accounts receivable, net	5,065	7,314
Inventories	2,063	2,085
Prepaid expenses and other current assets	1,111	1,417

	24,915	26,002
Property and equipment, net	23,682	24,664
Intangibles assets other than goodwill, net	6,319	6,505
Goodwill	6,859	6,859
Other assets	994	1,020

	$62,769	$65,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,417	$10,390
Trade payables	10,365	10,028
Accrued expenses	9,148	10,302
Customer deposits	7,115	8,326
Deferred revenues	422	212

	40,467	39,258
Long-term debt, net of current portion	333	4,767

	40,800	44,025

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,562,805 shares issued	43	43
Additional paid-in-capital	134,461	134,286
Accumulated other comprehensive loss	(61)	(56)
Deficit	(110,155)	(110,929)
Less treasury stock, 1,043,781 shares at cost	(2,319)	(2,319)

	21,969	21,025

	$62,769	$65,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Commissions	$18,422	$22,372
Contract revenues	5,171	5,185
Equipment sales	164	120
Other	754	915

	24,511	28,592

Costs and expenses
Track fees	8,277	10,261
Licensing fees	2,098	2,823
Contract costs	3,536	3,760
Equipment costs	88	88
Network costs	925	1,203

	14,924	18,135

Gross profit	9,587	10,457

Operating expenses
General and administrative	4,198	5,004
Sales and marketing	1,243	2,141
Research and development	862	865
Depreciation and amortization, including intangibles	1,806	1,618

	8,109	9,628

Income from continuing operations	1,478	829
Interest income	69	199
Interest expense	(354)	(457)
Other	9	11

Income from continuing operations before income tax (benefit)	1,202	582
Income tax (benefit)	19	(230)

Income from continuing operations	1,183	812

Discontinued operations
Income (loss) from discontinued operations, without tax effect	(409)	774

Net income	$774	$1,586

Basic income (loss) per share
Income from continuing operations	$0.03	$0.02
Income (loss) from discontinued operations	(0.01)	0.02
Net income per common share	0.02	0.04
Diluted income (loss) per share
Income from continuing operations	$0.03	$0.02
Income (loss) from discontinued operations	(0.01)	0.02
Net income per common share	0.02	0.04
Weighted average shares outstanding
Basic	41,519,024	41,694,939
Diluted	41,906,975	42,988,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Operating activities
Net income	$774	$1,586
Income (loss) from discontinued operations	(409)	774

Income from continuing operations	1,183	812

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of property	1,621	1,432
Amortization of intangibles	185	185
Stock-based compensation	175	175
Provision for doubtful accounts receivables	277	280
Increase in operating (assets) and liabilities	1,233	(1,866)

Net cash provided by operating activities	4,674	1,018

Investing activities
Purchase of property and equipment	(304)	(1,558)
Cash paid for United Tote Company (make-whole)		(4,473)
Increase in restricted cash (other than Players Trust SM)	(48)
Decrease in restricted cash (other than Players Trust SM)		106
Other	34

Net cash used in investing activities	(318)	(5,925)

Financing activities
Proceeds from exercise of stock options and warrants		276
Proceeds from debt	308	1,081
Repayment of debt	(2,186)	(2,653)
Other		(88)

Net cash used in financing activities	(1,878)	(1,384)

Net cash provided by (used in) discontinued operations
Net cash provided by (used in) operating activities	(14)	930
Foreign currency translation adjustments	(5)

Net increase (decrease) in cash and cash equivalents	2,459	(5,361)
Cash and cash equivalents at the beginning of period	6,551	21,051

Cash and cash equivalents at the end of period	$9,010	$15,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements as of that date but does not include all disclosures required for annual financial statements by accounting principles generally accepted in the United States (“GAAP”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. For further information, please refer to the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
The unaudited condensed consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Bruen Productions International, Inc., was a Youbet subsidiary until it was sold effective December 31, 2007 and is referred to as “Bruen.” Both IRG and Bruen are reported as discontinued operations (see note 11). All significant inter-company accounts and transactions have been eliminated in consolidation.
Preparation of these unaudited condensed consolidated financial statements involves and requires the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year. Certain minor reclassifications in prior period balances have been made to conform to the current period presentation to reflect Bruen and IRG as discontinued operations.
Note 2: Earnings Per Share
Basic earnings per share (“EPS”) are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The following is a reconciliation of the numerators and denominators of the continuing operations computations for the periods presented (in thousands, except per share amounts):

Three Months Ended March 31,
	2008			2007
		Weighted			Weighted
		Average			Average
	Net Income	Shares	EPS	Net Income	Shares	EPS
EPS — Basic	$1,183	41,519	$0.03	$812	41,695	$0.02

Effect of dilutive securities		388			1,295

EPS — Diluted	$1,183	41,907	$0.03	$812	42,990	$0.02

Note 3: Detail of Selected Balance Sheet Accounts

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Accounts receivable, net
Track receivables	$6,182	$7,964
Player receivable	46	60
Other	287	2,696

	6,515	10,720
Less allowance for doubtful accounts	(1,450)	(3,406)

	$5,065	$7,314

Inventory
Totalizator components	$1,451	$1,477
Ticket stock	612	608

	$2,063	$2,085

Property and equipment, net
Pari-mutual equipment	$22,730	$21,966
Computer equipment	14,531	14,520
Computer equpment under capital lease	1,605	1,605
Software	4,198	4,347
Leasehold improvements	3,201	3,201
Office furniture, fixtures and equipment	639	663

	46,904	46,302
Less accumulated depreciation	(23,222)	(21,638)

	$23,682	$24,664

Intangibles assets other than goodwill, net
Intangibles, other than goodwill	$7,925	$10,274
Less accumulated amortization	(1,606)	(3,769)

	$6,319	$6,505

Note 4: Debt
Debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)

Promissory note	$3,200	$3,200
Bank term loan	9,250	10,958
Capital lease obligations and other	1,300	999

	13,750	15,157
Less: short-term debt and current portion of long-term debt	13,417	10,390

Long-term debt, less current maturities	$333	$4,767

In February 2006, the Company completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, the Company issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum. The only remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. The Company has four outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In July 2006, the Company entered into a new credit agreement pursuant to which the lender agreed to provide the Company with up to $19.0 million in total borrowing capacity. The credit facility consists of a revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is being repaid in monthly installments ($3 million annually) plus interest.
In March 2007, the Company amended certain financial covenants of its credit agreement.
In March, 2008, the Company entered into a second amendment to the credit agreement The principal changes effected by the second amendment were to:
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
In consideration of this amendment, the Company paid the administrative agent an amendment fee of $50,000.
The credit agreement, as amended provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of Youbet and United Tote, as co-borrowers, and certain of our subsidiaries, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures.

In connection with the Company’s decision to exit the IRG business, the lender agreed that the Company could fund legal fees associated with the ongoing government investigation up to $0.5 million, if necessary. This consent letter also contained customary representations by the Company and a provision reducing the Company’s ability to draw on a revolving line of credit under the credit facility from $4.0 million to $1.0 million, which amount can be increased or decreased in Wells Fargo Foothill’s sole discretion.
At March 31 2008, the interest rate on this facility was 6.75% per annum, and there were no amounts outstanding under the revolving line of credit. The Company was in compliance with the financial convenants in the credit agreement, as amended, as of March 31, 2008.
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
The Company’s FIN 48 evaluation was initially performed for the years 2003 through 2006, which are the years that remain subject to examination by major tax jurisdictions as of March 31, 2008. The Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of this audit is uncertain; however, in light of the hold-back provisions of the United Tote acquisition agreement, management believes there is no material tax liability exposure to the Company.
The Company has tax credit carry-forwards totaling $0.2 million. In addition, the Company has federal and state net operating loss carry-forwards in the amount of $61.8 million and $18.2 million, substantially all of which are also available for federal and state income tax purposes, at March 31, 2008, which are expected to begin expiring in 2012 and 2013, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although the management believes the Company will be profitable in the foreseeable future, based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under SFAS No. 109, “Accounting for Income Taxes”, and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.
Due to the provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carry-fowards may be limited in future periods in the event of a change in ownership for federal tax purposes. Further, a portion of the carry-forwards may expire before being applied to reduce future income tax liabilities.
The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective tax rate.
Changes in deferred tax activity for the three months ended March 31, 2008 created an income tax benefit, which offset all domestic current period income tax expense. Therefore, the Company’s effective tax rate of zero for the interim period presented differs from statutory tax rates primarily due to the utilization of net operating loss carry-forwards.
Note 6: Litigation and Contingencies
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

The Company recently reached an agreement in principle with Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (VRC), and the Commonwealth of Virginia. Terms of the settlement are expected to include mutual releases by the parties of all claims and dismissal of the litigation. As part of the agreement, the Company promptly will refresh its application for an ADW license from the VRC, and the settlement and dismissal of the litigation is conditioned upon the issuance of an ADW license by the VRC. Also as part of the agreement, the Company expects to pay source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, the Company also expects to pay and expense additional fees of $150,000 to VRC spread over four calendar quarters.
The Company is a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from that any of these ordinary or incidental legal proceedings. Accordingly, no losses have been accrued.
Note 7: Stockholders’ Equity
As of March 31, 2008, options to purchase 9,512,128 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 11,750,000 shares. Information with respect to stock option activity for the three months ended March 31, 2008 is summarized below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
	(in thousands)

Balance at December 31, 2007	4,717	$2.70
Options granted	—	—
Options exercised	—	—
Options cancelled	(585)	3.62

Balance at March 31, 2008	4,132	2.57

Additional information about outstanding options to purchase the Youbet’s common stock at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
Range of Exercise Prices:	(in thousands)	Price	Life (years)	(in thousands)	Price
$0.49 to $1.00	870	$0.53	4.17	870	$0.53
$2.32 to $2.99	1,804	2.39	5.62	1,455	2.34
$3.04 to $3.91	767	3.52	6.77	381	3.34
$4.00 to $4.91	578	4.40	6.20	487	4.40
$5.00 to $6.19	113	5.30	7.15	84	5.32

Total at March 31, 2008	4,132	2.57	5.65	3,277	2.36

Note 8: United Tote Acquisition
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
In connection with our current exploration of strategic alternatives for United Tote, including its possible sale, the Company re-evaluated the goodwill related to United Tote. As part of this evaluation, the Company compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge of $8.0 million was recorded in the fourth quarter of 2007.

Note 9: Segment Reporting
Since the acquisition of United Tote, the Company has operated as two reportable segments. The Company’s advance deposit wagering segment consists of the operations of Youbet Express and its totalizator services segment consists of the operations of United Tote. Bruen and IRG were reported as part of the advance deposit wagering segment and are now reported as discontinued operations; therefore, the amounts reported below for the advanced deposit wagering segment have been adjusted to exclude Bruen and IRG.

	Three Months Ended
	March 31,
	2008	2007
Revenue
Advance deposit wagering segment	$19,176	$23,287
Totalizator services segment	5,335	5,305

	$24,511	$28,592

Revenue by Geographic Area
United States	$24,053	$28,183
International	458	409

	$24,511	$28,592

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations
Advance deposit wagering segment	$2,296	$2,055
Totalizator service segment	(818)	(1,226)

	1,478	829
Interest income	69	199
Interest expense	(354)	(457)
Other	9	11

Income (loss) before income taxes from continuing operations	1,202	582
Income (loss) before income taxes from discontinued operations	(409)	774

Income (loss) before income taxes	$793	$1,356

Capital Spending, includes capital leases
Advance deposit wagering segment	$721	$456
Totalizator services segment	54	1,102

	$775	$1,558

Depreciation and Amortization
Advance deposit wagering segment	$438	$452
Totalizator services segment	1,368	1,166

	$1,806	$1,618

Total Assets
Advance deposit wagering segment	$23,172	$43,866
Totalizator services segment	39,597	55,482

	$62,769	$99,348

Note 10: Impairment of Intangibles and Goodwill
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value.
In connection with the Company’s exploration of strategic alternatives for United Tote, including its possible sale, the Company re-evaluated the goodwill related to United Tote. As part of this evaluation, the Company compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million.
Due to the loss of content and the adverse impact from the government investigation on IRG handle, the Company performed an impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG and made an adjustment as of that date. No further adjustment is deemed necessary at this time, including in connection with the 2008 decision to discontinue IRG operations. The intangibles reviewed included those relating to acquired customer lists and a non-compete agreement. As a result of this test, the Company recorded a non-cash impairment charge of $9.9 million as of December 31, 2007. As of March 31, 2008, the company has a recorded liability of $3.2 million related to an annual earn-out payable to the prior owners of IRG due to the achievement of certain performance criteria as indicated in the purchase agreement, which is due to be paid as of June 30, 2008. The precise payment, if any, is subject to any right of offset of claims that may arise prior to the date such payment is due.
Note 11: Discontinued Operations
Effective December 31, 2007, the Company sold Bruen back to the original owner.
The aggregate sales price was $202,500, comprised of the following:
•	repurchase by the Company from the buyer of 13,953 shares of the Company’s common stock with a value as of the closing date of $17,022 (13,953 shares@ $1.22/sh);
•	an amount of $108,000 was attributed to the buyer cancelling all rights of the buyer to receive any shares of the Company’s common stock pursuant to the original purchase agreement; and
•	payment in cash of $77,478.
The results of Bruen have been treated as discontinued operations in these financial statements for the three months ended March 31, 2007. Following is a summary of Bruen’s results for the three-month period ended March 31, 2007 (in thousands):

Sales	$249
Cost of services	78

Gross profit	171
Operating expenses	225

Net loss	$(54)

Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion. In connection with the shutdown of the IRG business, the Company recorded a charge of approximately $0.5 million for severance costs associated with exiting the IRG business as of December 31, 2007. The Company estimates that the IRG business will incur other shutdown costs estimated to range from $0.2 million to $0.3 million to cover lease obligations, outside services, asset disposals and other miscellaneous costs. In addition, the Company expects to incur ongoing costs associated with its continued cooperation with the ongoing government investigation, although the precise amount or timing cannot be predicted at this time and such costs are not related to the Company’s decision to shutdown the IRG business.

The results of IRG have been treated as discontinued operations in these financial statements for the three months ended March 31, 2007. Following is a summary of IRG’s results for the three-month period ended March 31 (in thousands):

	2008	2007

Revenues	$46	$6,474
Cost of revenues	67	4,707

Gross profit	(21)	1,767
Operating expenses	388	939

Net income (loss)	$(409)	$828

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; and other factors described in our annual report on Form 10-K for the year ended December 31, 2007, this quarterly report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet Express is a leading online advance deposit wagering (“ADW”) company focused on horse racing primarily in the United States.
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
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (“OTBs”). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of their wager handled through Youbet Express.
Our acquisition of United Tote Company in February 2006 diversified our product offerings. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processed more than $7 billion in handle in 2007 on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As result of this acquisition, we now operate two business segments for financial accounting purposes; ADW and totalizator systems.
As previously disclosed, we sold Bruen Productions effective December 31, 2007, and we shutdown our IRG business effective February 15, 2008. As a result, Bruen Productions and IRG are treated as discontinued operations, and the revenues and expenses associated with Bruen Productions and IRG have been adjusted out of the particular revenue and expense line items on our condensed consolidated financial statements and reported as a net amount. For more information about our discontinued operations, see Note 11 to our consolidated financial statements in Item 1 of this report.

Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Our critical accounting estimates and policies are set forth in management’s discussion and analysis of financial condition and results of operations in our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies or estimates.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No.157 is effective now for financial assets and liabilities carried at fair value, it will become effective in 2009 for non-financial assets and liabilities and SFAS 159 is optional. We do not believe the adoption of the non-financial provisions of SFAS No. 157 or SFAS No.159 will have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but only if and when we engage in business combinations or other covered acquisitions, and the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2007, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries, including variable interest entities with non-controlling interests, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations or operating cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning December 1, 2008. We expect that SFAS No. 161 will have no impact on the Company’s financial condition, results of operations or cash flows.
Results of continuing operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007
Revenues
Total revenues decreased $4.1 million, or 14%, for the first quarter of 2008 compared to the first quarter of 2007. Commissions on ADW decreased approximately $4.0 million, or 18%, resulting from a decline in handle. Totalizator segment revenues were flat at $5.3 million when compared to the first quarter of 2007.

Total handle for the three months ended March 31, 2008 was $95.5 million, a decrease of $18.7 million, or 16%, due to the loss of TrackNet content as well as changes in state legislation and regulatory oversight that resulted in our decision cease to accepting wagers in Arizona, Kansas and Washington D.C. This handle loss was partially offset by increased harness content in the first quarter of this year compared to first quarter of 2007.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), increased 30 basis points to 8.4% in the first quarter of 2008 versus 8.1% in the first quarter 2007. The yield improvement reflects the impact of higher yielding harness content and changes in track mix favoring tracks with higher take-out rates, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content in 2008. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Operating expenses
Track fees: Track fees decreased $2.0 million, or 19%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease is consistent with the lower handle and revenues. Track fees primarily consist of host and market access fees paid and payable to various tracks.
Licensing fees: For the three months ended March 31, 2008, these fees decreased $0.7 million, or 26%, compared to the first quarter of 2007, primarily due to decreased wagering on horse races at TVG tracks. Licensing fees represent amounts paid and payable under our licensing agreement with TVG.
Contract costs: United Tote contract costs decreased $0.2 million, or 6%, in the first quarter of 2008 compared to the first quarter of 2007 largely due to lower compensation costs resulting from the restructuring initiated during the second half of 2007. In addition, lower repair and maintenance costs were partially offset by higher data communication expenses. Contract costs are primarily the costs associated with providing totalizator services at race tracks.
Network operations: Network operations expense of $0.9 million was $0.3 million or 23.1% below the first quarter of 2007. This decrease is primarily attributable to lower data communication and audio/video streaming costs. Network operations expense consists of costs for salaries, data center management, telecommunications and various totalizator fees.
Research and development: Research and development expense for the first quarter of 2008 was relatively unchanged compared to the first quarter of 2007. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $0.9 million, or 42%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily all in the Youbet Express business and resulted from an intentional management priority to reduce and more appropriately target marketing spend to specific initiatives including online customer acquisition, conversion and retention. In addition, salary costs are lower as we restructured the organization. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense decreased $0.8 million, or 16%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily due to lower salary costs resulting from the ongoing cost restructuring initiated in the fourth quarter of 2007, lower accounting related costs due to our improved internal control environment partially offset by higher legal fees associated with the Virginia lawsuit. For more information about this lawsuit, see Note 6 to our consolidated financial statements in Item 1 of this report.
Depreciation and amortization: Depreciation and amortization increased $0.2 million, or 12%, compared to the first quarter of 2007. This increase was primarily higher due to depreciation at United Tote.
Interest expense (income): Interest expense of $0.4 million in the first quarter of 2008, decreased $0.1 million compared to $0.5 million in the first quarter of 2007. This decrease is primarily due to lower debt levels at the end of the first quarter of 2008. Interest income is $0.1 million lower than the comparable 2007 quarter primarily due to lower cash levels in 2008 compared with 2007.

Liquidity and capital resources
During the first three months of 2008, we funded our operations primarily with net cash provided by operating activities. As of March 31, 2008, we had net negative working capital of $15.6 million, compared to negative working capital of $13.3 million at December 31, 2007. As of March 31, 2008, we had $9.0 million in cash and cash equivalents, $7.7 million in restricted cash and $13.8 million in debt.
Net cash provided by operating activities for the three months ended March 31, 2008 of $4.7 million increased by $3.7 million from the $1.0 million provided by operating activities in the 2007 quarter, primarily due to a significant reduction in receivables in 2008 and a non-recurring payment of a $1.2 million arbitration award to TVG in the 2007 quarter.
Net cash used in investing activities for the first three months of 2008 was $0.3 milllion, compared to net cash used in investing activities of $5.9 million for the same period of 2007. The $5.6 million decline is attributable to reduced capital spending in 2008 and a non-recurring “make-whole” payment of $4.5 million to United Tote’s former owners pursuant to the term of the acquisition agreement in the first quarter of 2007.
Net cash used in financing activities in the first quarter of 2008 of $1.9 million increased $0.5 million when compared to that used in 2007, due to reduced borrowings and continued repayment of debt.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
We have a credit agreement that provides for a revolving credit facility and under which we have a term loan. For more information regarding our credit agreement, as amended, see Note 4 to our condensed consolidated financial statements in Item 1 of this report.
We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote. This promissory not had an aggregate principal amount of $3.2 million and accrued interest of $0.2 million as of March 31, 2008, pending resolution of several outstanding claims. We have four outstanding claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. In addition, the former owners of IRG are contractually entitled to a final earn-out payment as of June 30, 2008. At March 31, 2008, we had accrued approximately $3.2 million for a potential earn out payment. The earnout payment is subject to any rights of offset or claims that may arise prior to the date such payments are due which Youbet may assert to reduce the obligation to make the potential earn-out payment. Therefore the precise payment, if any, is not certain at this time.
Management believes that cash from operations and its on-going efforts to contain costs and operate efficiently, combined with the growth in handle and yield improvement at Youbet Express, will provide sufficient cash flow to adequately support operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Item 3. Quantitative and qualitative disclosures about market risk
We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company adopted a more comprehensive expense reimbursement policy and enhanced communication and training of employees regarding the policy, and implemented enhanced procedures and controls for the submission, review and payment of expense reimbursement requests.
Part II. Other information
Item 1. Legal proceedings
For an update on a legal proceeding, refer to Note 6: “Litigation and Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our common stock.
Item 2. Unregistered sales of equity securities and use of proceeds
In March 2007, our board of directors authorized the repurchase of up to two million shares of our common stock for an aggregate purchase not to exceed $10 million. As previously reported, in 2007, we repurchased 586,766 shares for an aggregate purchase price of approximately $1 million. We did not repurchase any shares during the three months ended March 31, 2008. This program expires in March 2009.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
None

Item 6. Exhibits

3.1	Certificate of Incorporation of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Form 10-Q SB for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Current Report on Form 8-K filed April 20, 2007).

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

10.4
Waiver of Default Side Letter Agreement, dated as of October 30, 2007, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Youbet’s Current Report on Form 8-K filed November 5, 2007).

10.5
Consent Letter, dated as of February 13, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as agent and as lender (incorporated by reference to Youbet’s Current Report on Form 8-K filed February 13, 2008).

10.6
Second Amendment to Credit Agreement and Acknowledgement of Guarantors, dated as of March 28, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent, and acknowledged by IRG US Holdings Corp., IRG Services, Inc. and UT Gaming, Inc., as guarantors (incorporated by reference to Exhibit 10.23 to Youbet’s Form 10-K for the year ended December 31, 2007).

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

YOUBET.COM, INC.
May 8, 2008	By:	/s/ Michael Brodsky
Michael Brodsky
Chief Executive Officer

May 8, 2008	By:	/s/ James A. Burk
James A. Burk
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Form 10-Q SB for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Current Report on Form 8-K filed April 20, 2007).

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

10.4
Waiver of Default Side Letter Agreement, dated as of October 30, 2007, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to Youbet’s Current Report on Form 8-K filed November 5, 2007).

10.5
Consent Letter, dated as of February 13, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as agent and as lender (incorporated by reference to Youbet’s Current Report on Form 8-K filed February 13, 2008).

10.6
Second Amendment to Credit Agreement and Acknowledgement of Guarantors, dated as of March 28, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent, and acknowledged by IRG US Holdings Corp., IRG Services, Inc. and UT Gaming, Inc., as guarantors (incorporated by reference to Exhibit 10.23 to Youbet’s Form 10-K for the year ended December 31, 2007).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.