Form 10-K/A
period 2007-12-31
YOUBET COM INC
filed 2008-07-31
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2008, to restate our consolidated financial statements for the year and our selected unaudited quarterly results of operations for the quarter ended December 31, 2007. See Note 2 to our consolidated financial statements contained at the end of this report for more information regarding the restatement.
This Form 10-K/A also includes Items 6, 7 and 8 of Part II, Item 9A of Part III and Item 15 of Part IV. These Items have been updated to give effect to the subject matter of the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended Item is set forth in this report, even though much of the disclosure in the restated Items has not changed.

i

YOUBET.COM, INC.
INDEX TO FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007

Page

PART II

Item 6. Selected consolidated financial data	1

Item 7. Management’s discussion and analysis of financial condition and results of operations	3

Item 8. Financial statements and supplemental data	13

Item 9A. Controls and procedures	13

PART IV.

Item 15. Exhibits and financial statement schedules	14

Signatures	17

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Preliminary Notes
This Form 10-K/A is for the year ended December 31, 2007. This amended report modifies and, with respect to those Items contained in this amendment, supersedes our original annual report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report.
Industry and market data used in this amended report is based on independent industry and government publications, reports by market research firms and other published independent sources. Some data is also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe these sources are reliable, we have not independently verified the information from these third-party sources and cannot guarantee their accuracy or completeness.
Cautionary Statement
This amended annual report on Form 10-K/A contains forward-looking statements which include, but are not limited to, statements that relate to the possibility of identifying claims to reduce the earn-out payment owed to the former owners of IRG, statements concerning anticipated results from operations, the competitive nature of and anticipated growth in our markets, our ability to achieve further cost reductions, the status of evolving technologies and their growth potential, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future results and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results and outcomes could differ materially and adversely from those results and outcomes expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of our original annual report for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ii

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing at the end of this report.

	Years ended December 31,
	Restated
	2007(1)	2006(2)	2005(3)	2004	2003
	(in thousands, except per share data)

Statement of Income Data
Revenues	$138,193	$136,400	$88,837	$65,249	$54,147

Operating costs (4)	163,604	137,724	85,000	63,868	58,150

Income (loss) from continuing operations before income tax (benefit)	(25,411)	(1,324)	3,837	1,381	(4,003)
Income tax (benefit)	2,083	734	(1,854)	(3,250)	—

Income (loss) from continuing operations	(27,494)	(2,058)	5,691	4,631	(4,003)
Income (loss) from discontinued operations (5)	(924)	27	—	—	—

Net income (loss)	$(28,418)	$(2,031)	$5,691	$4,631	$(4,003)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.66)	$(0.06)	$0.18	$0.16	$(0.15)
Income (loss) from discontinued operations	(0.02)	0.00	—	—	—
Net income (loss)	(0.68)	(0.06)	0.18	0.16	(0.15)
Diluted
Income (loss) from continuing operations	$(0.66)	$(0.06)	$0.16	$0.14	$(0.15)
Income (loss) from discontinued operations	(0.02)	0.00	—	—	—
Net income (loss)	(0.68)	(0.06)	0.16	0.14	(0.15)

Selected Balance Sheet Data
Cash and cash equivalents	$6,551	$21,051	$16,686	$13,287	$8,274
Working capital (deficit)	(14,300)	5,019	12,015	8,876	2,372
Total assets	65,050	105,605	40,829	25,442	18,852
Current portion of long-term debt	10,390	8,311	620	391	—
Long-term debt, net of current portion	4,767	12,054	178	158	—
Stockholders’ equity	19,981	52,774	22,884	14,098	7,730

(1)
See Note 2 to our consolidated financial statement contained at the end of this report for more information regarding the restatement. In September and December of 2007, we recognized impairments of goodwill and intangible assets. See Note 17 to our consolidated financial statements at the end of this report. Further, on October 2007, $1.5 million in cash held by our International Racing Group subsidiaries (collectively, “IRG”) was seized by U.S. government related to the investigation of certain customers who are alleged to have used telephone rebate wagering services in an illegal manner. As of December 31, 2007, we had fully provided for this seized amount.

(2)	In February 2006, we acquired United Tote, and in October 2006, we acquired Bruen Productions. See Note 15 to our consolidated financial statements at the end of this report.

(3)	In June 2005, we acquired IRG. See Note 15 to our consolidated financial statements at the end of this report.

(4)
An arbitration award related to an audit of amounts paid to TVG under our license agreement with TVG for the period April 2002 through March 2005 and associated legal fees totaled $2.7 million in 2006.

(5)	In December 2007, we sold Bruen Productions. See Note 18 to our consolidated financial statements at the end of this report.

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

	Fiscal quarters ended
	2007				2006
				Restated
	Mar. 31	Jun. 30	Sep. 30	Dec. 31(2)	Mar. 31(3)	Jun. 30	Sep. 30	Dec. 31(4)
	(in thousands, except per share data)
Revenues	$34,822	$37,256	$38,036	$28,079	$27,756	$39,590	$37,050	$32,005

Costs and expenses
Track fees	14,625	13,664	13,138	8,683	11,578	14,783	14,171	11,865
Licensing fees	2,823	5,617	6,991	4,379	3,104	6,176	6,043	6,644
Network operations	1,298	1,384	1,154	1,340	1,283	1,517	1,335	1,213
Contract costs	3,763	4,305	4,258	4,259	1,934	3,858	4,150	3,606
Cost of equipment sales	88	121	189	31	90	444	58	84

	22,597	25,091	25,730	18,692	17,989	26,778	25,757	23,412

Gross profit	12,225	12,165	12,306	9,387	9,767	12,812	11,293	8,593

Operating expenses
General and administrative	5,257	4,677	4,930	10,530	4,417	5,574	6,192	7,426
Sales and marketing	2,509	3,982	2,409	2,639	2,071	2,482	2,399	2,511
Research and development	927	919	1,024	1,400	766	908	813	723
Depreciation and amortization including intangibles	1,875	2,427	3,196	2,872	1,140	1,730	2,204	1,749
Goodwill and intangible impairment writedown	—	—	—	18,923	—	—	—	—

	10,568	12,005	11,559	36,364	8,394	10,694	11,608	12,409

Income (loss) from continuing operations	1,657	160	747	(26,977)	1,373	2,118	(315)	(3,816)
Interest expense	(257)	(377)	(222)	(295)	(31)	(404)	(413)	(561)
Other income (expense)	10	9	27	107	102	493	161	(32)

Income (loss) from continuing operations before income tax (benefit)	1,410	(208)	552	(27,165)	1,444	2,207	(567)	(4,409)
Income tax (benefit)	(230)	(18)	(59)	2,390	95	12	(127)	754

Income from continuing operations	1,640	(190)	611	(29,555)	1,349	2,195	(440)	(5,163)
Income (loss) from discontinued operations (1)(5)	(54)	(167)	(544)	(159)	—	—	—	27

Net income (loss)	$1,586	$(357)	$67	$(29,714)	$1,349	$2,195	$(440)	$(5,136)

Net income per common share, diluted
Income (loss) from continuing operations	$0.04	$(0.00)	$0.01	$(0.71)	$0.04	$0.06	$(0.01)	$(0.14)
Income (loss) from discontinued operations	—	—	(0.01)	—	—	—	—	(0.00)
Net income (loss) per common share	0.04	(0.00)	0.00	(0.71)	0.04	0.06	(0.01)	(0.14)

(1)	We recognized impairment of goodwill in Bruen Productions in the third quarter of 2007.

(2)
See Note 2 to our consolidated financial statement contained at the end of this report for more information regarding the restatement. In October 2007, $1.5 million held in IRG bank accounts was seized by U.S. government as part of its investigation of certain individuals who may have used telephone rebate wagering services in an illegal manner. As of December 31, 2007, we had fully reserved for this seized amount.

(3)	United Tote was acquired in February 2006.

(4)
Bruen Productions was acquired in October 2006. An arbitration award related to an audit of amounts paid to TVG under our license agreement with TVG for the period April 2002 through March 2005 and associated legal fees totaled $2.7 million in 2006.

(5)	In December 2007, we sold Bruen Productions. See Note 18 to our consolidated financial statements at the end of this report.

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
We have two reportable segments for accounting purposes. Our ADW segment consists of our core Youbet Express operations, as well as IRG which closed as of February 15, 2008, and Bruen Productions which we sold in December 2007. For information on IRG and Bruen Productions, see Note 18 “Discontinued Operations” and Note 19 “Subsequent Events”, respectively, in our consolidated financial statements at the end of this report. United Tote operations constitute a separate totalizator segment. For information regarding results for each segment, see Note 16 “Segment Reporting” in our consolidated financial statements at the end of this report.

2007 Restatement
Subsequent to the filing of our original annual report on Form 10-K, management identified an error in its calculation of the final earn-out potentially payable to the former owners of IRG, and for accounting purposes, this resulted in an understatement of the potential earn-out payment of approximately $1.1 million that had been included in accrued expenses in our December 31, 2007 balance sheet and a corresponding understatement of net loss for the year ended December 31, 2007. The actual earn-out payment, if any, is subject to any claims that may be determined prior to the date such payment is due on August 31, 2008. The aggregate value of any such claims cannot be determined or reasonably estimated at this time, but since they are in the nature of contingent assets, they will not be given accounting recognition until the contingency is resolved. Accordingly, we have restated our consolidated financial statements for the year ended December 31, 2007, for the full amount of the liability, without any income tax effect. See Note 2 to our consolidated financial statement contained at the end of this report for more information regarding the restatement.
Results of Operations for 2007 Compared to 2006
Revenues
Total revenues increased $1.8 million, or 1.3%, for 2007 compared to 2006. ADW segment revenue increased $0.5 million, or 0.4%, and totalizator segment revenues increased $1.3 million largely due to including full year results for United Tote (acquired in mid-February 2006) in 2007. The increase in our ADW segment reflects a $5.9 million, or 6.4%, increase in Youbet Express revenues, offset by a $5.5 million, or 25%, decrease in IRG revenues. Following the commencement of the investigation involving IRG’s business by the U.S Attorney’s Office in Las Vegas, Nevada, the IRG business was adversely impacted by a reduction of its player base and wagering handle, eventually resulting in our decision to shut down IRG’s operations in February 2008.
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
Contract Costs: Contract costs are from United Tote’s operations and represent those costs associated with earning totalizator servicing contract revenue at tracks. Contract costs increased $3.0 million, or 22.4%, for the year ended December 31, 2007 compared to 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary, increased data communication costs of $0.5 million, professional fees for internal control over financial reporting compliance of $0.1 million and payroll related costs.

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
General and Administrative: General and administrative expense increased $1.8 million, or 7.6%, for the year ended December 31, 2007 compared to the same period of 2006. While reductions in payroll and incentive compensation, and consulting costs as well as the nonrecurring legal expenses associated with a prior-year arbitration with TVG and bank debt refinancing accounted for approximately $0.8 million of expenses in 2006 that were not incurred in 2007. These reductions were offset by the full year impact of the 2006 acquisition of United Tote; a $0.8 million and $0.6 million increase to IRG’s and United Tote’s bad debt reserves; and a $1.5 million reserve established as a result of the U.S. Attorney’s seizing IRG funds from its Nevada’s bank accounts in October 2007. Approximately $1.0 million in legal expense was incurred in the fourth quarter relating to the IRG investigation. Additionally, in connection with restructuring the company’s cost structure and shutting down the IRG business, the company recorded severance/termination charges of $0.5 million and $2.0 million for IRG and Youbet Express, respectively, in the fourth quarter of 2007.
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
Impairment Write downs: As a result of substantially reduced business levels following the commencement in October 2007 of the U.S. government investigation involving the IRG business, we concluded that the intangible assets associated with the IRG business (attributable to customer lists and a non-competition agreement, as well as amounts accrued with respect to a potential earn-out payment based on IRG’s historic performance and due August 31, 2008) were impaired. In light of the future outlook for the IRG business under the continuing investigation, we recorded an impairment charge for the intangibles associated with the IRG business of $11 million, consisting of $6.7 million in the unamortized balance of prior earn-out payments and $4.3 million of an unpaid earn-out potentially payable August 31, 2008, although the precise payment, if any, is subject to reduction for any claims that may be determined prior to the date such payment is due. Management is in the process of determining what claims are available to reduce the final earn-out payment and intends to vigorously pursue any and all appropriate claims. The nature and value of any such claims cannot be determined or reasonably estimated at this time, which are to be regarded as contingent assets and, therefore, will not be recorded until the contingencies are resolved. In connection with our exploration of strategic alternatives for United Tote and the preparation of our 2007 financial statements, we re-evaluated the goodwill related to United Tote. As part of this evaluation, we compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, we concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million.
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

Income Taxes: Income taxes were negatively impacted by several permanent and non-permanent book/tax differences such as amortization of intangibles, asset impairments, stock based compensation and depreciation. Additionally, the company increased its valuation allowance relating to deferred tax assets for net operating loss carryforwards by $2.9 million. According to Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 109, Accounting for Income Taxes, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2007, positive evidence considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods. The company concluded that a valuation allowance was warranted against a portion of its net operating loss carry forwards. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which had no effect on our financial statements or related disclosures.
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
As of December 31, 2007, we had negative net working capital of $14.3 million, compared to positive net working capital of $5.0 million (including the current portion of our deferred tax asset of $2.5 million) at December 31, 2006. During the fourth quarter of 2006, we raised net proceeds of approximately $18.5 million in a registered direct offering. As of December 31, 2007, we had $6.6 million in cash and cash equivalents and $8.6 million in restricted cash.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. In addition, the former owners of IRG are entitled to a potential final earn-out payment based on IRG’s performance. As of December 31, 2007, we had accrued approximately $4.3 million, payable on or about August 31, 2008. The payment is subject to reduction for any claims that we may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are to be regarded as contingent assets and therefore, will not be recorded until the contingencies are resolved. Management believes that its on-going efforts to contain costs and operate efficiently, combined with the growth in handle and yield improvement at Youbet Express, generates sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources.

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
The Youbet shares issued to UT Group (the former owners of United Tote) were subject to a “make-whole” provision pursuant to which we agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of our common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, we were entitled to cause UT Group to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that we paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, Youbet delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. Youbet paid UT Group the aggregate make-whole payment of $4.5 million in January 2007 with a portion of the proceeds from the December 2006 registered direct offering.
Cash Flows for 2007 Compared to 2006
Net cash provided by operating activities was $2.0 million for 2007, compared to net cash provided by operating activities of $9.4 million for 2006. The year-over-year decrease of $7.4 million was primarily due to a relatively modest sales volume increase of 1.3%, coupled with a $4.0 million shift of operating cash to restricted cash to be in compliance with Oregon Racing Commission (the “ORC”) requirements and decreases of $1.2 million and $3.7 million in accrued expenses and trade payables (track related), respectively, due to the timing of obligation requirements, attributable to the 34% decline in wagering handle experienced in the fourth quarter of 2007 versus 2006. Also, in connection with IRG, we established a $1.5 million reserve for the IRG funds seized by the U.S. government and incurred $1.0 million in legal fees in connection with the U.S. government investigation. Additionally, Youbet and IRG incurred $2.0 million and $0.5 million related to termination and severance costs in 2007, respectively. These decreases were partially offset by the collection of receivables.
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
In accordance with the agreements that we entered into in connection with our acquisition of IRG in 2005, we were required to pay the sellers annual earn-out payments over the three-year period following June 2, 2005, based on IRG’s future performance. In 2006 and 2007, earn-out payments of $2.3 million and $3.1 million, respectively, were paid. As of December 31, 2007, we had accrued approximately $4.3 million for an earn-out potentially payable on or about August 31, 2008. The 2008 payment is subject to reduction for any claims that may be determined prior to the date such payment is due which Youbet may assert in order to reduce the obligation to make the potential earn-out payment. The value of such possible claims cannot be reasonably estimated at this time, are to be regarded as contingent assets and, therefore ,will not be recorded until the contingencies are resolved.
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
Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations as of December 31, 2007:

	Payments Due by Period
					2012 and
Contractual Obligations	2008	2009	2010	2011	Beyond	Total
	(in thousands)
Gary W. Sproule (1)	$344	$344	$344			$1,032
James A. Burk	300	175				475
Capital leases and other financed arrangements	690	309				999
Operating equipment leases	868	449				1,317
Operating facility leases	1,264	1,186	282	102	484	3,318
Minimum totalizator related guarantees	600	500				1,100
IRG earn-out payments (2)	4,293					4,293
Bank debt (3)	6,500	4,458				10,958
Notes payable (4)	3,200					3,200
Other	450	97	72			619

Total	$18,509	$7,518	$698	$102	$484	$27,311

(1)	Mr. Sproule resigned in April 2008, and under his employment agreement he is entitled to receive severance of approximately $0.9 million in the aggregate.

(2)
The final IRG earn-out obligation reflects our current calculation of the amount potentially payable, with no effect to a possible reduction for any claims we may assert against the seller. See Note 2 “Restatement” and Note 19 “Subsequent Events” in our consolidated financial statements at the end of this report for more information.

(3)
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

(4)	See “—Youbet Promissory Notes” for more information.
In 2007, we entered into capital and operating lease arrangements for networking equipment, computer equipment and software totaling $1.8 million, of which $0.9 million will become due within the next 12 months.
All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from this table.
Youbet Promissory Notes
On February 10, 2006, we issued three promissory notes with an aggregate principal amount of $10.2 million in connection with the acquisition of United Tote. For information regarding this acquisition, see Note 10 “Debt” and Note 15 “Acquisitions” in our consolidated financial statements at the end of this report.
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
As of December 31, 2007, we were not in compliance with certain financial covenants under the credit agreement and the lender has waived our defaults and agreed to amend certain terms of the credit agreement. For a description of this amendment, see Note 19 “Subsequent Events” in our consolidated financial statements at the end of this report.
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
We believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities for these agreements recorded under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 as of December 31, 2006 and 2007.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 157 and SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS No. 157 or SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2007, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations or operating cash flows.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on page F-1.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures. As of December 31, 2007, after considering the internal control implications, if any, that gave rise to the need for the restatement, our management, including the Interim Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). These disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. For the reasons discussed in Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), which appears at the beginning of our consolidated financial statements located elsewhere in this report, management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

4.8	Forced Sale Notice dated January 23, 2007 (incorporated by reference to Exhibit 10.1 to Youbet’s Current Report on Form 8-K dated January 23, 2007 and filed January 25, 2007).

10.1	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s Registration Statement on Form S-3, SEC File No. 333-126131).*

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Youbet’s Form 10-Q for the quarter ended June 30, 2005).*

10.3	Form of Non-Employee Director Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Youbet’s Form 10-Q for the quarter ended June 30, 2007).*

10.4	Form of lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.26 to Youbet’s Form 10-K for the year ended December 31, 2000).

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

10.23
Second Amendment to Credit Agreement and Acknowledgement of Guarantors, dated as of March 25, 2008, by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent, and acknowledged by IRG US Holdings Corp., IRG Services, Inc. and UT Gaming, Inc., as guarantors (incorporated by reference to Exhibit 10.23 to Youbet’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

YOUBET.COM, INC.
July 31, 2008	By:	/s/ Michael Brodsky
Michael Brodsky
President and Chief Executive Officer
Power of Attorney
Youbet.com, Inc. a Delaware corporation, and each person whose signature appears below, constitutes and appoints Michael Brodsky and James A. Burk, and either of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K/A and any and all further amendments to such annual report on Form 10-K/A and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Brodsky Michael Brodsky	President and Chief Executive Officer (Principal Executive Officer)	July 31, 2008

/s/ James A. Burk James A. Burk	Chief Financial Officer (Principal Financial Officer)	July 31, 2008

/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	July 31, 2008

/s/ Gary Adelson Gary Adelson	Director	July 31, 2008

/s/ Michael D. Sands Michael D. Sands	Director	July 31, 2008

/s/ Jay Pritzker Jay Pritzker	Director	July 31, 2008

/s/ James Edgar James Edgar	Director	July 31, 2008

/s/ F. Jack Liebau F. Jack Liebau	Director	July 31, 2008

/s/ Michael Soenen Michael Soenen	Director	July 31, 2008

/s/ Raymond Anderson Raymond Anderson	Director	July 31, 2008

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
Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, as was the case with the miscalculation corrected in this report. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has re-assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, after considering the internal control implications, if any, that gave rise to the need for the restatement. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.
In 2007, the Company undertook remediation efforts with respect to internal control over financial reporting surrounding the: (i) pervasive control deficiencies across key COSO components including information technology general controls (ITGC) and information technology (IT) application controls, and (ii) control deficiencies across key business processes at all operating units. Most of these deficiencies consisted of an insufficient or ineffective control environment, lack of segregation of duties, insufficient documentation of key business process policies and procedures, insufficient IT security, insufficient staffing and training among accounting personnel, incomplete and untimely reconciliations related to financial reporting and insufficient managerial oversight, review and approval processes over financial reporting. Management devoted substantial resources to remediate these deficiencies and, in consideration of such remediation, have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management also, considered and re-assessed its procedures used to calculate the potential earn-out accrual for the fourth quarter 2007, including review by outside counsel that drafted the IRG acquisition agreement for the Company.
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

As of December 31, 2007, the Company had remediated the previously reported material weakness in its internal control over financial reporting related to the (i) pervasive control deficiencies across key COSO components including ITGC and IT application controls, and (ii) control deficiencies across key business processes at all operating units. The following remedial actions have been undertaken:
•
With the establishment of the Company’s Compliance Department in March 2007 and help of external advisors (other than the Company’s independent registered public accounting firm), standard controls were enhanced for pervasive control deficiencies over ITGC, which included increasing access security over critical computer applications, eliminating incompatible functions and improving segregation of duties, documentation of various IT policies, processes and procedures and identification and implementation of ITGC key controls.

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

•
In the fourth quarter of 2007, the Company made further enhancements to its internal controls over financial reporting, including: review and approve procedures for completeness and accuracy over United Tote’s interface billing; fixed asset transfer review and approval between United Tote locations to monitor and improve equipment tracking and verification for appropriateness of transfers; and computer application access controls were implemented according to job function and responsibilities.

In the third and fourth quarters of 2007, and in the initial part of the first quarter of 2008, the Company also undertook and completed, as appropriate, its testing to validate compliance with the enhanced policies, procedures and controls. The Company has undertaken this testing over these three periods so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal controls related to the completeness and accuracy of the Company’s financial reporting have been significantly improved and that the above referenced material weakness in internal control over financial reporting had been remediated as of December 31, 2007.

/s/ Michael Brodsky	/s/ James A. Burk

Michael Brodsky	James A. Burk
President and Chief Executive Officer	Chief Financial Officer

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Youbet.com, Inc. and Subsidiaries as of and for the year ended December 31, 2007 (as restated), and our report dated March 28, 2008, except for the matters discussed in Note 2 to the consolidated financial statements, as to which the date is July 28, 2008, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN

/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 28, 2008, except for the effects of the matters discussed in Note 2 to the consolidated financial statements, as to which the date is July 28, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
Board of Directors
Youbet.com, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2007 (as restated) and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2007 (as restated), 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Youbet.com, Inc. and Subsidiaries as of December 31, 2007 (as restated) and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007 (as restated), 2006 and 2005, in conformity with accounting principles generally accepted in the United States.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2008, except for the effects of the matters discussed in Note 2 to the consolidated financial statements, as to which the date is July 28, 2008, expressed an unqualified opinion thereon.
PIERCY BOWLER TAYLOR & KERN

/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 28, 2008, except for the matters discussed in Note 2 to the consolidated financial statements, as to which the date is July 28, 2008.

Youbet.com, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	Restated
(in thousands, except share amounts)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$6,551	$21,051
Current portion of restricted cash	8,635	4,862
Accounts receivable, net of allowance for doubtful collection of $3,406 and $1,813	7,314	13,287
Inventories	2,085	2,587
Current portion of deferred tax asset	—	2,367
Prepaid expenses and other current assets	1,417	1,072

	26,002	45,226
Property and equipment, net of accumulated depreciation and amortization of $21,638 and $13,787	24,664	30,110
Intangibles and assets other than goodwill	6,505	13,369
Goodwill	6,859	15,243
Other assets	1,020	1,657

	$65,050	$105,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,390	$8,311
Trade payables	10,028	13,759
Accrued expenses	11,346	9,489
Customer deposits	8,326	8,441
Deferred revenues	212	207

	40,302	40,207
Long-term debt, net of current portion	4,767	12,054
Deferred tax liability	—	570

	45,069	52,831

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,118,446 shares issued and outstanding	43	42
Additional paid-in-capital	134,286	137,597
Deficit	(111,973)	(83,555)
Accumulated other comprehensive loss	(56)	(10)
Less treasury stock, 1,043,781 shares and 443,062 shares at cost	(2,319)	(1,300)

	19,981	52,774

	$65,050	$105,605

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share amounts)	Restated 2007	2006	2005

Revenues
Commissions	$110,315	$109,900	$85,555
Contract revenues	23,316	21,568
Equipment sales	877	1,295
Other	3,685	3,637	3,282

	138,193	136,400	88,837

Costs and expenses
Track fees	50,110	52,397	38,038
Licensing fees	19,810	21,967	19,541
Network operations	5,176	5,348	4,910
Contract costs	16,585	13,548
Cost of equipment sales	429	674

	92,110	93,934	62,489

Gross profit	46,083	42,466	26,348

Operating expenses
General and administrative	25,394	23,610	13,734
Sales and marketing	11,539	9,463	6,359
Research and development	4,270	3,211	1,579
Depreciation and amortization	10,370	6,823	1,591
Impairment write downs	18,923

	70,496	43,107	23,263

Income (loss) from continuing operations	(24,413)	(641)	3,085
Interest income	644	547	581
Interest expense	(1,795)	(1,955)	(81)
Other	153	725	252

Income (loss) from continuing operations before income tax (benefit)	(25,411)	(1,324)	3,837

Income tax (benefit)	2,083	734	(1,854)

Income (loss) from continuing operations	(27,494)	(2,058)	5,691
Discontinued operations
Income (loss) from discontinued operations, without tax effect	(924)	27

Net income (loss)	$(28,418)	$(2,031)	$5,691

Basic income (loss) per share
Income (loss) from continuing operations	$(0.66)	$(0.06)	$0.18
Income (loss) from discontinued operations	(0.02)

Net income (loss)	(0.68)	(0.06)	0.18

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.66)	$(0.06)	$0.16
Income (loss) from discontinued operations	(0.02)

Net income (loss)	(0.68)	(0.06)	0.16

Weighted average shares outstanding
Basic	41,796,218	35,141,027	32,078,957
Diluted	41,796,218	35,141,027	34,643,677
See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 (Restated), 2006 and 2005

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive		Treasury
	Shares	Dollars	Capital	Loss	Deficit	Stock	Total
				(in thousands)

Balances at January 1, 2005	30,980	$31	$103,111		$(87,215)	$(1,829)	$14,098
Warrants exercised	179		114				114
Stock options exercised	2,293	2	2,123				2,125
Treasury stock re-issuance			512			488	1,000
Stock based compensation			(144)				(144)
Net income					5,691		5,691

Balances at December 31, 2005	33,452	33	105,716	—	(81,524)	(1,341)	22,884
Warrants exercised	25		12				12
Stock options exercised	260	1	255				256
Treasury stock re-issuance			13			41	54
Equity sale	6,200	6	18,947				18,953
Stock issued in connection with acquisition of United Tote	2,182	2	11,998				12,000
Cumulative translation adjustment				(10)			(10)
Stock based compensation			656				656
Net loss					(2,031)		(2,031)

Balances at December 31, 2006	42,119	42	137,597	(10)	(83,555)	(1,300)	52,774
Stock options exercised	444	1	352				353
Payment to former owners of United Tote under “make-whole” provision			(4,473)				(4,473)
Other			(88)				(88)
Purchase of treasury stock						(1,019)	(1,019)
Cumulative translation adjustment				(46)			(46)
Stock based compensation			898				898
Net loss					(28,418)		(28,418)

Balances at December 31, 2007	42,563	$43	$134,286	$(56)	$(111,973)	$(2,319)	$19,981

See notes to consolidated financial statements.

Youbet.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	Restated
	2007	2006	2005
	(in thousands)
Operating activities
Net income (loss)	$(28,418)	$(2,031)	$5,691
Income (loss) from discontinued operations	(924)	27

Income (loss) from continuing operations	(27,494)	(2,058)	5,691

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property	8,431	5,333	1,252
Amortization of intangibles	1,939	1,491	339
Goodwill and intangibles impairment	18,923
Stock-based compensation	898	656	(144)
Provision for doubtful accounts receivables	3,509	173	132
Provision for inventory obsolesence	(353)
Other	(59)
Increase in operating (assets) and liabilities
Restricted cash, Players Trust SM	(3,863)	(443)	(994)
Accounts receivable	2,306	(7,471)	(78)
Inventory	855	(610)	—
Prepaid expenses	(341)	710	(371)
Deferred tax asset	1,797	(231)	(1,854)
Other assets	510	768	(1,013)
Trade payables	(3,738)	4,275	802
Accrued expenses	(1,187)	4,036	1,115
Customer deposits	(115)	2,536	943
Deferred revenues	5	(313)	9
Deferred tax liability	(1)	570

Net cash provided by operating activities	2,022	9,422	5,829

Investing activities
Purchase of property and equipment	(2,504)	(6,206)	(1,414)
Proceeds from sale of property and equipment	59	576	3
Cash paid for United Tote acquisition, net of $159 cash acquired in 2006	(4,473)	(10,191)
Cash paid for Bruen Productions International, Inc., net of $6 cash acquired		(111)
Cash paid for IRG acquisition, net of $535 cash acquired			(1,579)
Cash paid for IRG acquisition earn-out	(3,106)	(1,929)
Investments in intangibles and other		(1,177)	(35)
Increase in restricted cash (other than Players Trust SM)		(258)	(1,000)
Decrease in restricted cash (other than Players Trust SM)	90	1,132	113
Other		166

Net cash used in investing activities	(9,934)	(17,998)	(3,912)

Financing activities
Proceeds from issuance of common stock	—	18,953
Proceeds from exercise of stock options and warrants	353	268	2,239
Purchase of treasury stock	(1,019)
Proceeds from sale-leaseback transaction	1,065
Proceeds from debt	4,409	3,769
Repayment of debt	(11,045)	(9,840)	(758)
Other	(88)

Net cash provided by financing activities	(6,325)	13,150	1,481

Net cash used in discontinued operations
Net cash used in operating activities	(217)	(198)
Foreign currency translation adjustments	(46)	(10)

Net increase/ (decrease) in cash and cash equivalents	(14,500)	4,366	3,398
Cash and cash equivalents at the beginning of period	21,051	16,685	13,287

Cash and cash equivalents at the end of period	$6,551	$21,051	$16,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,322	$15	$60
Cash paid for income taxes	381	195	64
Non-cash investing and financing activities:
Re-issuance of 166,668 shares of treasury stock in IRG acquisition			1,000
Accrued IRG acquisition earn-out payment	$5,998	$2,676	$1,048
Re-issuance of 13,953 shares of treasury stock for Bruen Productions		54
Seller financing of United Tote acquisition		12,000
Equipment acquired with capital lease and other financing arrangements	1,428	469	1,007
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
As of December 31, 2007, the Company had negative net working capital of $14.3 million. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service. In addition, the former owners of the Company’s International Racing Group subsidiaries (collectively, “IRG”) are entitled to a potential final earn-out payment based on IRG’s performance. As discussed in Note 2, as of December 31, 2007, the Company accrued approximately $4.3 million, potentially payable on or about August 31, 2008. The precise payment is subject to reduction for the value, if any, of claims that may arise prior to the date such payment is due.
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
Note 2: RESTATEMENT
As previously disclosed, in October 2007, a search warrant was served on the Company at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of IRG related to the wagering activities of certain customers. The Company was advised that the U.S. Attorney’s Office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. In addition, the Oregon Racing Commission (ORC) issued a notice to commence proceedings seeking suspension of IRG’s license based upon alleged noncompliance with ORC requirements. In February 2008, in light of the future outlook for the IRG business, IRG stopped taking wagers and began the unwind of its business in an orderly fashion. The Company also entered into an a stipulation with the ORC, pursuant to which IRG and the ORC agreed that IRG would voluntarily surrender the license issued by the ORC, IRG would not re-apply for a hub license in Oregon, and the ORC would deem the allegations in their notice to be resolved and not pursue them. In March 2008, the Company entered into agreements with the U.S. Attorney’s Office in Las Vegas, pursuant to which the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for our continued cooperation with the government’s ongoing investigation. Accordingly, in the fourth quarter of 2007, the Company recorded an impairment charge for the intangibles associated with the IRG business. The original impairment charge included amounts estimated and accrued for a final earn-out payment potentially payable to the former owners of IRG.

Based on a miscalculation at the time the Company prepared its 2007 financial statements, the Company originally accrued $3.2 million for the final earn-out payment due August 31, 2008, although the precise payment, if any, is subject to reduction for any claims that may be determined prior to the date such payment is due. Management is in the process of determining what claims are available to reduce the final earn-out payment and intends to vigorously pursue any and all appropriate claims. The value of any such claims cannot be determined or reasonably estimated at this time, but they are in the nature of contingent assets and, therefore, will not be recoreded until the contingency is resolved.
Subsequent to the filing of the Company’s original annual report on Form 10-K, management identified the error in its calculation of the final earn-out potentially payable to the former owners of IRG, and the unpaid earn-out is currently believed to be $4.3 million, subject to any claims, as discussed above, that may be determined prior to the date such payment is due. Accordingly, this restatement increased the potential earn-out accrual by $1.1 million, which resulted in an equal increase to the impairment charge recorded in the fourth quarter of 2007 for intangible assets associated with IRG (Note 17). The restatement resulted in recording no related income tax benefit due to the tax position of the Company.
On July 3, 2008, upon the recommendation of management, the audit committee of the Company’s board of directors authorized the restatement of the previously-issued financial statements as of and for the year ended December 31, 2007 to correct the calculation error. The effect of the restatement on the consolidated balance sheet at December 31, 2007 and the consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2007 is presented in the following tables.

	December 31, 2007
	As Originally Filed	Restated
	(in thousands, other than per share amounts)

Consolidated Balance Sheet
Liabilities and stockholders’ equity:
Accrued expenses	$10,302	$11,346
Current liabilities	39,258	40,302
Total liabilities	44,025	45,069
Deficit	(110,929)	(111,973)
Total stockholders’ equity	21,025	19,981

Consolidated Statement of Operations
Operating expenses:
Impairment writedowns	17,879	18,923
Total operating expenses	69,452	70,496

Loss from continuing operations before interest income (expense) and other	(23,369)	(24,413)
Loss from continuing operations before income tax benefit	(24,367)	(25,411)
Loss from continuing operations	(26,450)	(27,494)
Net loss	(27,374)	(28,418)

Basic loss per share
Loss from continuing operations	(0.63)	(0.66)
Net loss	(0.65)	(0.68)

Consolidated Statement of Stockholders’ Equity
Net loss	(27,374)	(28,418)
Balances as of December 31, 2007	(110,929)	(111,973)

Consolidated Statement of Cash Flows
Net loss	(27,374)	(28,418)
Loss from continuing operations before income tax benefit	(26,450)	(27,494)
Goodwill and intangibles impairment	17,879	18,923

Non-cash and investing activities
Accrued IRG acquisition earn-out payment	4,954	5,998

	December 31, 2007
	As Originally Filed	Restated
	(in thousands, other than per share amounts)
Selected Unaudited Quarterly Results of Operations — Fourth Quarter
Goodwill and intangible impairment writedown	$17,879	$18,923
Total operating expenses	35,320	36,364

Loss from continuing operations before interest income (expense) and other	(25,933)	(26,977)
Loss from continuing operations before income tax benefit	(26,121)	(27,165)
Loss from continuing operations	(28,511)	(29,555)
Net income (loss)	(28,670)	(29,714)

Basic loss per share
Loss from continuing operations	(0.68)	(0.71)
Net loss	(0.68)	(0.71)
Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries (inclusive of IRG), United Tote and Bruen Productions International, Inc. (Bruen). All inter-company accounts and transactions have been eliminated in consolidation.
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
Cash equivalents and restricted cash
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. For purposes of the financial statements, restricted cash (Note 4), current and non-current, is excluded from cash and cash equivalents.
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
The Company recognizes an allowance for doubtful accounts (Note 5) to reduce accounts receivable to an estimated net realizable value. The allowance for an estimated collection losses on its accounts receivable is established based on historic loss experience, the individual tracks and players, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions.
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
Also included in property and equipment is internally developed software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of two to four years in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill
The Company evaluates its goodwill on an annual basis and if events and circumstances, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated future cash flows using a market discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.
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
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s reported deficit as of December 31, 2006, its net loss or net loss per share for 2007 or on its reported deferred net tax assets from net operating loss carryforwards or the related valuation allowance (Note 11).
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
Accounting for stock-based compensation
Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company measured compensation costs in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), but provided pro forma disclosures of net income and earnings per share using the fair value method defined by SFAS No. 123. Under APB 25, compensation expense was recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price on the date of grant. The Company accounted for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

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
The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
	(in thousands except share amounts)
2007
Loss per share, basic	$(28,418)	41,796	$(.68)
(714 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)

2006
Loss per share, basic and diluted	$(2,031)	35,141	$(0.06)
(3,750 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)

2005
Earnings per share, basic	$5,691	32,079	$0.18
Effect of dilutive securities	—	2,565	—
Earnings per share, basic and diluted	5,691	34,644	0.16
Note 4: RESTRICTED CASH
Facilities lease: As required by a lease agreement (Note 12), the Company provided a standby letter of credit in favor of the landlord secured by restricted cash deposits in like amount through 2010. The restricted cash requirement ($275,000 and $382,000 at December 31, 2007 and 2006, respectively) decreases $107,000 per year for the first five years of the lease and $98,000 thereafter. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements.
Players TrustSM: As of December 31, 2007 and 2006, customer deposits maintained in Players TrustSM totaled $8.5 million and $4.5 million, respectively, all of which was included in restricted cash in current assets.
Oregon Racing Commission: During 2006, IRG placed a $250,000 letter of credit with the ORC to secure customer deposits on hand. As of December 31, 2007, the letter of credit was secured by restricted cash of $258,000.

Note 5: RECEIVABLES
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
As part of its investigation, and without prior notice to Youbet or IRG, the government seized funds in three IRG bank accounts in Nevada, totaling $1.5 million. This amount is included in other receivables and the entire $1.5 million has been reserved. (See Note 19)
Note 6: INVENTORIES
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

	December 31,	December 31,
	2007	2006
	(in thousands)
Totalizator components	$1,477	$2,094
Ticket stock	608	493

	$2,085	$2,587

Note 7: PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of :

	December 31,	December 31,
	2007	2006
	(in thousands)
Computer equipment owned	$14,520	$13,963
Computer equipment under capital lease (Note 10)	1,605	176
Pari-mutuel equipment	21,966	21,668
Software	4,347	4,385
Office furniture, fixtures and equipment	663	575
Leasehold improvements	3,201	3,130

	46,302	43,897
Less: accumulated depreciation and amortization	(21,638)	(13,787)

	$24,664	$30,110

Depreciation and amortization are recorded over the estimated lives of the following types of property and equipment: computer equipment (3 to 5 years), software (2 to 10 years), furniture and fixtures (5 years) and leasehold improvements (3 to 5 years, limited to the lease term).

Note 8: INTANGIBLES, OTHER THAN GOODWILL
Intangibles, other than goodwill, are presented net of accumulated amortization of $3.8 million and $1.8 million at December 31, 2007 and 2006, respectively.

	December 31,	December 31,
	2007	2006
	(in thousands)
Intangibles	$10,274	$15,198
Less:	(3,769)	(1,829)

	$6,505	$13,369

Amortizable intangibles consist of customer listings, non-competition agreements, trademarks, trade names, technology and game content derived through acquisition of IRG and United Tote. Amortization expense in 2007 and 2006 for these intangibles was $1.9 million and $1.5 million, respectively. Estimated future amortization of intangibles for each of the next five years is $0.7 million, $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively. See Note 19, Subsequent Events.
Note 9: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2007	2006
	(in thousands)
Legal fees	$298	$432
Employee compensation, related taxes and other benefits	2,853	1,985
IRG accrued purchase payments	4,293	1,401
TVG arbitration award	0	1,249
Accrued interest and taxes	2,074	1,440
Other	1,828	2,982

	$11,346	$9,489

Note 10: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2007	2006
	(in thousands)
Capital lease obligations and other financing arrangements	$999	$359
Promissory notes	3,200	5,000
Bank revolving line of credit	0	990
Bank term loan	10,958	14,007
Note payable	0	9

	15,157	20,365
Current portion of long-term debt	10,390	8,311

Long-term debt, less current maturities	$4,767	$12,054

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
In March 2007, the Company amended certain financial covenants of its credit agreement. In August 2007, the administrative agent for the lenders agreed to waive the Company’s failures to achieve the minimum EBITDA required under the credit agreement, as amended, when measured for the 12-month period ended June 30, 2007, and to maintain the leverage ratio required under the credit agreement, as amended, when measured as of June 30, 2007. As of December 31, 2007, the Company was not in compliance with certain financial covenants leverage ratio required under the credit agreement, as amended. (See Note 19)
In April 2007, United Tote entered into a sale-leaseback transaction with a bank. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.
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

Note 11: INCOME TAXES
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

Income taxes from continuing operations for 2007, 2006 and 2005 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% to income (loss) before taxes for those years as follows:

	2007	2006	2005
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$(8,640)	$(441)	$1,371
State tax (benefit) net of federal benefit	353	(76)	235
Foreign taxes	30
Amortization / impairment of intangibles	6,762	323
Stock based compensation	305	261
Jurisdictional penalties		254
Other permanent differences	197	86	231
Net change in valuation allowance	2,960		(3,717)
Expiration of California net operating loss carryforward		405
Other, net	116	(78)	26

	$2,083	$734	$(1,854)

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in the foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.

The Company’s net deferred tax assets at December 31 consisted of the following:

	2007	2006	2005
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$23,142	$21,848	$20,334
Tax credit carryforwards	226	226	178
Depreciation			292
Amortization of intangibles			630
Accrued expenses	234	1,272	449
Accounts receivable allowance	1,361	399
Other	121	4	55

	25,084	23,749	21,938

Deferred tax liabilities
Depreciation	(3,573)	(3,210)
Intangibles	(1,717)	(2,082)
Inventory		(31)

	(5,290)	(5,323)

Net deferred tax assets	19,794	18,426	21,938

Valuation allowance	(19,794)	(16,629)	(16,629)

	$0	$1,797	$5,309

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

Note 12: COMMITMENTS
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
Employment Commitments
Agreement with Gary W. Sproule - Effective January 1, 2004, Mr. Sproule entered into an employment agreement with the Company. Mr. Sproule’s employment agreement, as amended, will terminate two years after either the Company or Mr. Sproule provide notice to the other of their intention to terminate the agreement. Under his employment agreement, Mr. Sproule’s annual salary was $300,000 during the first year, $325,000 during the second year and will be $325,000 during each subsequent year. Upon execution of the employment agreement, Mr. Sproule received 300,000 stock options at an exercise price of $2.49, all of which immediately vested. In addition, Mr. Sproule is eligible to receive an annual bonus to be determined by the board of directors in its discretion and based on attaining certain profitability goals. Mr. Sproule also receives a $750 per month car allowance and reimbursement for personal financial consulting services up to $10,000. On November 28, 2007, Gary W. Sproule was appointed as interim president and chief executive officer effective as of the departure of Mr. Charles Champion on December 11, 2007. Mr Sproule resigned and left the Company in April 2008.
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
Note 13: CONTINGENCIES
On September 19, 2007, Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association filed lawsuit against the Company in the U.S. District Court for the Eastern District of Virginia. The complaint alleges that the Companies operating as an ADW provider in the Commonwealth of Virginia and seeks a declaration of the rights and obligations of the parties under the Virginia Horse Racing and Pari-Mutuel Wagering Act. The complaint also seeks injunctive relief enjoining the Company from conducting ADW operations in Virginia until the Company contracts with the plaintiffs and obtains a license under the Virginia statute and regulations. See Note 19, Subsequent Events.
A search warrant was served on the Company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of IRG related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney’s Office in Las Vegas, Nevada. The Company has been advised that the U.S. Attorney’s Office is investigating a potentially wide net of activities of certain individuals who may have used telephone rebate wagering services, including those offered by IRG, in an allegedly illegal manner. In connection with its investigation, the U.S. government, on October 11, 2007, took possession of $1.5 million held in IRG bank accounts by way of civil asset forfeiture. The Company is cooperating with authorities and has pledged its ongoing assistance in their investigation. See Note 19, Subsequent Events.

Other
From time to time the Company may be a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these legal proceedings. Accordingly, no losses have been accrued.
Note 14: STOCKHOLDERS’ EQUITY
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

2)
Stock options were granted to other employees of the Company to purchase a total of 695,600 shares of common stock at exercise prices ranging from $4.38 to $6.19, the fair market values at the dates of grant. These options vest ratably between two and four years and are exercisable for ten years.

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
Note 15: ACQUISITIONS
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
The Company also agreed to a “make-whole” provision pursuant to which the Company agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of the Company common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, the Company was entitled to cause UT Group to sell some or all of the the Company shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that the Company paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, the Company delivered notice exercising its right to force the sale of UT Group’s 2,181,818 shares of the Company common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007. The Company paid UT Group the aggregate make-whole payment of $4.5 million in January 2007.
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
Bruen Productions International, Inc.
On October 9, 2006, the Company acquired 100% of the outstanding shares of common stock of privately-held Bruen Productions. Youbet financed the acquisition with the issuance of $162 in common stock held in treasury, payable in four installments over the next three years and the assumption of approximately $174 of debt. Youbet issued 13,953 shares in October 2006 as the first installment. (See Note 14)
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Bruen Productions International, Inc. acquisition. The purchase price allocation resulted in approximately $384 of identifiable intangible assets related to goodwill which was written off in the third quarter of 2007.

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

Note 16: SEGMENT REPORTING
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
Information for the Company’s ADW segment for 2005 and 2004, which was the only segment in those years, is presented for comparative purposes.

	(in thousands)
Revenue	2007	2006	2005
ADW segment	$114,000	$113,552	$88,837
Totalizator segment	26,093	23,885
Intercompany eliminations	(1,900)	(1,037)

	$138,193	$136,400	$88,837

Revenue by Geographic Area	2007	2006	2005
United States	$135,924	$134,308	$88,837
International	2,269	2,092

	$138,193	$136,400	$88,837

Reconciliation of income (loss) before income taxes	2007	2006	2005
Income (loss) from operations
- ADW segment	$(12,452)	$(1,300)	$3,085
- Totalizator segment	(11,961)	659

	(24,413)	(641)	3,085

Interest income	644	547	581
Interest expense	(1,795)	(1,955)	(81)
Other	153	725	252

Income (loss) before income taxes from continuing operations	(25,411)	(1,324)	3,837
Income (loss) before income taxes from discontinued operations	(924)	27

Income (loss) before income taxes	$(26,335)	$(1,297)	$3,837

Capital Spending	2007	2006	2005
ADW segment	$287	$2,305	$2,422
Totalizator segment	2,217	4,431

	$2,504	$6,736	$2,422

Depreciation and Amortization	2007	2006	2005
ADW segment	$3,864	$2,527	$1,591
Totalizator segment	6,506	4,296

	$10,370	$6,823	$1,591

Total Assets	2007	2006
ADW segment	$23,617	$50,280
Totalizator segment	41,433	55,325

	$65,050	$105,605

Note 17: IMPAIRMENT OF INTANGIBLES AND GOODWILL
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

	Intangibles		Goodwill
	Advance		Advance
	deposit		deposit
	wagering	Totalizator	wagering	Totalizator
	segment	segment	segment	segment
	(in thousands)
Balance as of January 1, 2007	$6,123	$7,246	$384	$14,859
Additions	5,998	—	—	—
Amortization	(1,198)	(741)	—	—
Impairment losses	(10,923)	—	(384)	(8,000)

Balance as of December 31, 2007	$—	$6,505	$0	$6,859

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
The Company continued to monitor the results of IRG, and attempted to forecast future results. Due to the loss of content and the reduced player base, wagering handle was not expected to recover.
In view of these facts, the Company performed a follow-up impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed include those relating to acquired customer lists and a non-compete agreement. These intangibles have increased in amount since the acquisition of IRG due to the annual earn-outs paid to the prior owners due the achievement of certain performance criteria as indicated in the purchase agreement and total approximately $6.7 million (net of amortization). As of December 31, 2007, an additional $4.3 million (as restated) was accrued and is due to be paid as of August 31, 2008. Based on these events, the cash flow forecast for IRG was revised downward resulting in an impairment of the intangibles associated with IRG in the fourth quarter of 2007. The precise payment, however, is subject to reduction for any claims that the Company may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are to be regarded as contingent assets and, therefore ,will not be recorded until the contingencies are resolved.

Note 18: DISCONTINUED OPERATIONS
Effective December 31, 2007, the Company sold Bruen Productions back to the original owner (David Bruen).
The aggregate sell price was $202,500, comprised of the following:
•	repurchase by the Company from the buyer of 13,953 shares of the Company’s common stock with a value as of the closing date of $17,022 (13,953 shares@ $1.22/sh);

•	an amount of $108,000 was attributed to the buyer cancelling all rights of the buyer to receive any shares of the Company’s common stock pursuant to the original purchase agreement; and

•	payment in cash of $77,478.
The results of Bruen Productions have been treated as discontinued operations in these financial statements and are as follows:

	2007	2006
	(in thousands)
Sales	$772	$282
Cost of services	408	72

	364	210
Operating expenses (1)	1,288	183

Net income (loss)	$(924)	$27

(1)	Included in operating expense is $354,000 write off of goodwill.
The sale of Bruen Productions resulted in a nominal gain.
Note 19: SUBSEQUENT EVENTS
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
The Company recently reached an agreement in principle with Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (VRC), and the Commonwealth of Virginia. Terms of the settlement are expected to include mutual releases by the parties of all claims and dismissal of the litigation. As part of the agreement, the Company promptly will refresh its application for an ADW license from the VRC, and the settlement and dismissal of the litigation is conditioned upon the issuance of an ADW license by the VRC. Also as part of the agreement, the Company expects to pay source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, the Company also expects to pay additional fees of $150,000 spread over four calendar quarters.

On March 28, 2008, the Company entered into a second amendment to credit agreement with Wells Fargo Foothill, Inc., the administrative agent under our credit facility (Wells Fargo Foothill). Wells Fargo Foothill agreed to waive the Company’s defaults as of December 31, 2007 under the credit facility resulting from the Company’s failure to comply with certain financial covenants as of and for the year ended December 31, 2007. In addition, the Company agreed to amend the terms of the credit facility in order to, among other things:
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
In connection with the Company’s decision to exit the IRG business, Wells Fargo Foothill, agreed that the Company could fund legal fees associated with the ongoing government investigation up to $0.5 million, if necessary. This consent letter also contains customary representations by the Company and a provision reducing the Company’s ability to draw on a revolving line of credit under the credit facility from $4.0 million to $1.0 million, which amount can be increased or decreased in Wells Fargo Foothill sole discretion. At December 31, 2007, there were no amounts outstanding under the revolving line of credit.

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