Form 10-Q/A
period 2008-03-31
YOUBET COM INC
filed 2008-07-31
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission, or the SEC, on May 8, 2008, to restate our unaudited condensed consolidated balance sheet at ended March 31, 2008 and to include a restated balance sheet at December 31, 2007. See Note 2 to our condensed consolidated financial statements contained in this report for more information regarding the subject matter of the restatement. The restated December 31, 2007 balance sheet also was filed as part of Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on July 31, 2008.
This Form 10-Q/A includes Items 1, 2 and 4 of Part I and Item 6 of Part II. These items have been updated to give effect to the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended Item is set forth in this report, even though much of the disclosure in the restated Items has not changed.

YOUBET.COM, INC.
INDEX TO FORM 10-Q/1A
FOR THE QUARTER ENDED
MARCH 31, 2008
Preliminary Note
This Form 10-Q/A is for the quarter ended March 31, 2008. This amended report modifies and, and with respect to those Items contained in this amendment, supersedes our original quarterly report. The SEC allows us to “incorporate by reference” information that we can file with them, which means that we can disclose important information by referring you directly to those documents. Information incorporated by reference (such as exhibits to this quarterly report) is considered to be part of this quarterly report.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Restated
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,010	$6,551
Current portion of restricted cash	7,666	8,635
Accounts receivable, net	5,065	7,314
Inventories	2,063	2,085
Prepaid expenses and other current assets	1,111	1,417

	24,915	26,002
Property and equipment, net	23,682	24,664
Intangibles assets other than goodwill, net	6,319	6,505
Goodwill	6,859	6,859
Other assets	994	1,020

	$62,769	$65,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,417	$10,390
Trade payables	10,365	10,028
Accrued expenses	10,192	11,346
Customer deposits	7,115	8,326
Deferred revenues	422	212

	41,511	40,302
Long-term debt, net of current portion	333	4,767

	41,844	45,069

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,562,805 shares issued	43	43
Additional paid-in-capital	134,461	134,286
Accumulated other comprehensive loss	(61)	(56)
Deficit	(111,199)	(111,973)
Less treasury stock, 1,029,828 shares at cost	(2,319)	(2,319)

	20,925	19,981

	$62,769	$65,050

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

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. The condensed consolidated balance sheet at December 31, 2007 was derived from the audited financial statements as of that date but does not include all disclosures required for annual financial statements by accounting principles generally accepted in the United States (“GAAP”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. For further information, please refer to the consolidated financial statements and the related notes included in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2007.
The unaudited condensed consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Bruen Productions International, Inc., was a Youbet subsidiary until it was sold effective December 31, 2007 and is referred to as “Bruen.” Both IRG and Bruen are reported as discontinued operations (see note 12). All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Note 2: Restatement
In the fourth quarter of 2007, the Company recorded an impairment charge for the intangibles associated with the IRG business. The impairment charge included amounts estimated and accrued for a final earn-out payment potentially payable to the former owners of IRG. Based on a miscalculation at the time the Company prepared its 2007 financial statements, the Company originally accrued $3.2 million for the final earn-out payment due August 31, 2008, although the precise payment, if any, is subject to reduction for any claims that may be determined prior to the date such payment is due. Management is in the process of determining what claims are available to reduce the final earn-out payment and intends to vigorously pursue any and all appropriate claims. The value of any such claims cannot be determined or reasonably estimated at this time, but they are in the nature of contingent assets and, therefore, will not be recorded until the contingency is resolved.
Subsequent to the filing of the Company’s original annual report on Form 10-K, management identified the error in its calculation of the final earn-out potentially payable to the former owners of IRG, and the unpaid earn-out is currently believed to be $4.3 million, subject to reduction for any claims, as discussed above, that may be determined prior to the date such payment is due. Accordingly, this restatement increased the potential earn-out accrual by $1.1 million, which resulted in an equal increase to the impairment charge recorded in the fourth quarter of 2007 for intangible assets associated with IRG and, in turn, a corresponding decrease in total stockholders’ equity. No tax benefit was recorded in connection with the restatement due to the tax position of the Company.

On July 3, 2008, upon the recommendation of management, the audit committee of the Company’s board of directors authorized the restatement of the previously-issued financial statements as of and for the year end December 31, 2007 and the quarter ended March 31, 2008 to correct the calculation error. The effect of the restatement on the consolidated balance sheet at December 31, 2007, as well as the consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2007, was reported in an amended annual report on 10-K/A. The effect of the restated condensed consolidated balance sheet ended March 31, 2008 is presented below.

	March 31, 2008
	As Originally Filed	Restated
	(in thousands)
Consolidated Balance Sheet
Liabilities and stockholders’ equity:
Accrued expenses	$9,148	$10,192
Total current liabilities	40,467	41,511
Total liabilities	40,800	41,844
Deficit	(110,155)	(111,199)
Total stockholders’ equity	$21,969	$20,925
Note 3: Earnings Per Share
Basic earnings per share (EPS) are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The following is a reconciliation of the numerators and denominators of the continuing operations computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008			2007
		Weighted			Weighted
		Average			Average
	Net Income	Shares	EPS	Net Income	Shares	EPS
EPS — Basic	$1,183	41,519	$0.03	$812	41,695	$0.02

Effect of dilutive securities		388			1,295

EPS — Diluted	$1,183	41,907	$0.03	$812	42,990	$0.02

Note 4: Detail of Selected Balance Sheet Accounts

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

Note 5: Debt
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
Note 6: Income Taxes
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
Changes in deferred tax activity for the three months ended March 31, 2008 created an income tax benefit, which offset all domestic current period income tax expense. The Company’s effective tax rate for the interim period presented differs from statutory tax rates primarily due to the utilization of net operating loss carry-forwards.
Note 7: Litigation and Contingencies
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

The Company reached an agreement in principle with Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (VRC), and the Commonwealth of Virginia. Terms of the settlement are expected to include mutual releases by the parties of all claims and dismissal of the litigation. As part of the agreement, the Company promptly will refresh its application for an ADW license from the VRC, and the settlement and dismissal of the litigation is conditioned upon the issuance of an ADW license by the VRC. Also as part of the agreement, the Company expects to pay source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, the Company also expects to pay additional fees of $150,000 to VRC spread over four calendar quarters.
From time to time, the Company is a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from that any of these ordinary or incidental legal proceedings. Accordingly, no losses have been accrued.
Note 8: Stockholders’ Equity
As of March 31, 2008, options to purchase 9,512,128 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 11,750,000 shares. Information with respect to stock option activity for the three months ended March 31, 2008 is summarized below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
	(in thousands)
Balance at December 31, 2007	4,717	$2.70
Options granted	—	—
Options exercised	—	—
Options cancelled	(585)	3.62

Balance at March 31, 2008	4,132	2.57

Additional information about outstanding options to purchase the Youbet’s common stock at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
	(in thousands)	Price	Life (years)	(in thousands)	Price
Range of Exercise Prices:
$0.49 to $1.00	870	$0.53	4.17	870	$0.53
$2.32 to $2.99	1,804	2.39	5.62	1,455	2.34
$3.04 to $3.91	767	3.52	6.77	381	3.34
$4.00 to $4.91	578	4.40	6.20	487	4.40
$5.00 to $6.19	113	5.30	7.15	84	5.32

Total at March 31, 2008	4,132			3,277

Note 9: United Tote Acquisition
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

Note 10: Segment Reporting
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

Note 11: Impairment of Intangibles and Goodwill
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value.
In connection with the preparation of the year-end 2007 financial statements and the Company’s exploration of strategic alternatives for United Tote, including its possible sale, the Company re-evaluated the goodwill related to United Tote. As part of this evaluation, the Company compared the current estimated fair value to the carrying value of goodwill and in March, 2008, concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge was $8.0 million.
In addition, due to the loss of content and the adverse impact from the government investigation on IRG handle, the Company performed an impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed included those relating to acquired customer lists and a non-compete agreement. As a result of this test, the Company recorded an adjusted non-cash impairment charge of $11.0 million as of December 31, 2007. As of March 31, 2008, the Company accrued approximately $4.3 million related to an annual earn-out payable to the prior owners of IRG resulting from the achievement of certain performance criteria as indicated in the purchase agreement, which is due to be paid as of August 31, 2008 (Note 2). The precise payment, is subject to reduction for any claims that the Company may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are regarded as contingent assets and, therefore, will not be recorded until the contingencies are resolved.
Note 12: Discontinued Operations
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of products and technologies; our ability to control operating expenses; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where Youbet currently operates; the limitation, conditioning, or suspension of any of our licenses; a decline in the general economy; and other factors described in our annual report on Form 10-K for the year ended December 31, 2007 and from time to time in our other filings with the Securities and Exchange Commission, or the SEC. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.
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

As previously disclosed, we sold Bruen Productions effective December 31, 2007, and we shutdown our IRG business effective February 15, 2008. As a result, Bruen Productions and IRG are treated as discontinued operations, and the revenues and expenses associated with Bruen Productions and IRG have been adjusted out of the particular revenue and expense line items on our condensed consolidated financial statements and reported as a net amount. For more information about our discontinued operations, see Note 12 to our consolidated financial statements in Item 1 of this report.
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
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but only if and when we engage in business combinations or other covered acquisitions, and the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2007, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries, including variable interest entities with non-controlling interests, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations or operating cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning December 1, 2008. We expect that SFAS No. 161 will have no impact on the Company’s financial condition, results of operations or cash flows.

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
Total handle for the three months ended March 31, 2008 was $95.5 million, a decrease of $18.7 million, or 16%, due to the loss of content as well as changes in state legislation and regulatory oversight that resulted in our ceasing to accept wagers in Arizona, Kansas and Washington D.C. This handle loss was partially offset by increased harness content in the first quarter of this year compared to first quarter of 2007.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), increased 30 basis points to 8.4% in the first quarter of 2008 versus 8.1% in the first quarter 2007. The yield improvement reflects the impact of higher yielding harness content and changes in track mix favoring tracks with higher take-out rates, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content this quarter. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
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
General and administrative: General and administrative expense decreased $0.8 million, or 16%, in the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily due to lower salary costs resulting from the ongoing cost restructuring initiated in the fourth quarter of 2007, lower accounting related costs due to our improved internal control environment and internal control over financial reporting compliance partially offset by higher legal fees associated with the Virginia lawsuit and settlement.
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
We have a credit agreement that provides for a revolving credit facility and under which we have a term loan. For more information regarding our credit agreement, as amended, see Note 5 to our condensed consolidated financial statements in Item 1 of this report.
We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote. This promissory not had an aggregate principal amount of $3.2 million and accrued interest of $0.2 million as of March 31, 2008, pending resolution of several outstanding claims. We have four outstanding claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. In addition, as of March 31, 2008, we had accrued approximately $4.3 million (as restated) for a final earn-out payment potentially payable to the former owners of IRG and due August 31, 2008. The precise payment, however, is subject to reduction for any claims that we may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are to be regarded as contingent assets and, therefore, will not be recorded until the contingencies are resolved.
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
In connection with the restatement described in Note 2 to the condensed consolidated financial statements in Item 1 of this report, the company’s management re-evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting, except that the company adopted a more comprehensive expense reimbursement policy and enhanced communication and training of employees regarding the policy, and implemented enhanced procedures and controls for the submission, review and payment of expense reimbursement requests.

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

10.5
Consent Letter, dated as of February 13, 2008, by and among Youbet.com, Inc. and United Tote Company,Inc., as borrowers, and Wells Fargo Foothill, Inc., as agent and as lender (incorporated by reference to Youbet’s Current Report on Form 8-K filed February 13, 2008).

10.6
Second Amendment to Credit Agreement and Acknowledgement of Guarantors, dated as of March 28,2008,by and among Youbet.com, Inc. and United Tote Company, Inc., as borrowers, and Wells Fargo Foothill, Inc., as arranger and agent, and acknowledged by IRG US Holdings Corp., IRG Services, Inc. and UT Gaming, Inc., as guarantors (incorporated by reference to Exhibit 10.23 to Youbet’s Form 10-K for the year ended December 31, 2007).

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

YOUBET.COM, INC.
July 31, 2008	By:	/s/ Michael Brodsky
Michael Brodsky
Chief Executive Officer

July 31, 2008	By:	/s/ James A. Burk
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