Form 10-Q
period 2008-06-30
YOUBET COM INC
filed 2008-08-11
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
June 30, 2008
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
Yes ☐ No ☑
As of June 30, 2008, the issuer had approximately 41,519,024 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2008
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and six-month periods ended June 30, 2008. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,411	$6,551
Current portion of restricted cash	4,654	8,635
Accounts receivable, net	3,768	7,314
Inventories	1,988	2,085
Prepaid expenses and other current assets	1,281	1,417

	22,102	26,002
Property and equipment, net	22,204	24,664
Intangibles assets other than goodwill, net	6,134	6,505
Goodwill	6,859	6,859
Other assets	813	1,020

	$58,112	$65,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12,373	$10,390
Trade payables	7,321	10,028
Accrued expenses	10,483	11,346
Customer deposits	4,250	8,326
Deferred revenues	179	212

	34,606	40,302
Long-term debt, net of current portion	217	4,767

	34,823	45,069

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,562,805 shares issued	43	43
Additional paid-in-capital	134,850	134,286
Accumulated other comprehensive loss	(102)	(56)
Deficit	(109,183)	(111,973)
Less treasury stock, 1,043,781 shares at cost	(2,319)	(2,319)

	23,289	19,981

	$58,112	$65,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except pershare amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Commissions	$21,792	$25,303	$40,214	$47,675
Contract revenues	6,292	6,606	11,463	11,791
Equipment sales	333	394	498	514
Other	822	971	1,575	1,886

	29,239	33,274	53,750	61,866

Costs and expenses
Track fees	10,199	11,017	18,476	21,278
Licensing fees	2,378	5,617	4,476	8,440
Contract costs	3,859	4,305	7,395	8,065
Equipment costs	142	121	230	209
Network costs	983	1,234	1,908	2,437

	17,561	22,294	32,485	40,429

Gross profit	11,678	10,980	21,265	21,437

Operating expenses
General and administrative	4,983	4,429	9,179	9,433
Sales and marketing	1,160	3,598	2,403	5,739
Research and development	934	826	1,796	1,691
Depreciation and amortization, including intangibles	1,972	2,149	3,779	3,767

	9,049	11,002	17,157	20,630

Income (loss) from continuing operations before other income (expense) and income tax (benefit)	2,629	(22)	4,108	807

Other income (expense)
Interest income	48	185	117	384
Interest expense	(318)	(562)	(672)	(1,019)
Other	(73)	8	(65)	19

Income (loss) from continuing operations before income tax (benefit)	2,286	(391)	3,488	191
Income tax (benefit)	57	(18)	76	(248)

Net income (loss) from continuing operations	2,229	(373)	3,412	439

Discontinued operations
Income (loss) from discontinued operations, without tax effect	(213)	16	(622)	790

Net income (loss)	$2,016	$(357)	$2,790	$1,229

Basic income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.01)	$0.08	$0.01
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.02
Net income (loss) per common share	0.05	(0.01)	0.07	0.03
Diluted income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.01)	$0.08	$0.01
Income (loss) from discontinued operations	0.00	0.00	(0.01)	0.02
Net income (loss) per common share	0.05	(0.01)	0.07	0.03
Weighted average shares outstanding
Basic	41,519,024	42,052,084	41,519,024	41,874,498
Diluted	41,987,398	42,052,084	41,951,478	43,032,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$2,790	$1,229
Income (loss) from discontinued operations	(622)	790

Income from continuing operations	3,412	439
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations
Depreciation and amortization of property	3,408	3,396
Amortization of intangibles	371	371
Stock-based compensation	564	369
Provision for doubtful accounts receivables	575	280
Increase in operating (assets) and liabilities	3,108	(2,010)

Net cash provided by operating activities, continuing operations	11,438	2,845

Investing activities
Purchase of property and equipment	(607)	(2,115)
Cash paid for United Tote Company (make-whole)		(4,473)
Increase in restricted cash (other than Players Trust SM)	(5)
Decrease in restricted cash (other than Players Trust SM)		106
Other	34

Net cash used in investing activities	(578)	(6,482)

Financing activities
Proceeds from exercise of stock options and warrants		334
Proceeds from debt	490	2,259
Repayment of debt	(3,528)	(3,792)
Proceeds from sale-leaseback transaction		1,065
Other		(88)

Net cash used in financing activities	(3,038)	(222)

Net cash provided by (used in) operating activities, discontinued operations	(3,916)	1,049
Foreign currency translation adjustments	(46)	6

Net increase (decrease) in cash and cash equivalents	3,860	(2,804)
Cash and cash equivalents at the beginning of period	6,551	21,051

Cash and cash equivalents at the end of period	$10,411	$18,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. The condensed consolidated balance sheet at December 31, 2007 was derived from the restated audited financial statements as of that date but does not include all disclosures required for annual financial statements by accounting principles generally accepted in the United States (“GAAP”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. For further information, please refer to the restated consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2007.
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
Note 2: Earnings Per Share
Basic earnings per share are calculated based on the weighted average number of shares of Youbet common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period; however, during loss periods, the basic and diluted loss per share amounts are equivalent because the effect of stock options would be antidilutive as a result of the losses. The following is a reconciliation of the numerators and denominators of the continuing operations computations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$2,229	$(373)	$3,412	$439

Denominator:
Basic weighted average shares outstanding	41,519	42,052	41,519	41,875
Effect of dilutive stock options	468		432	1,157

Diluted weighted average shares outstanding	41,987	42,052	41,951	43,032

Earnings (loss) per share — basic	$0.05	$(0.01)	$0.08	$0.01

Earnings (loss) per share — diluted	$0.05	$(0.01)	$0.08	$0.01

Note 3: Detail of Selected Balance Sheet Accounts

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Accounts receivable, net
Track receivables	$4,309	$7,964
Player receivable	11	60
Other	286	2,696

	4,606	10,720
Less: allowance for doubtful accounts	(838)	(3,406)

	$3,768	$7,314

Inventory
Totalizator components	$1,666	$1,477
Ticket stock	322	608

	$1,988	$2,085

Property and equipment, net
Pari-mutual equipment	$22,509	$21,966
Computer equipment	14,809	14,520
Computer equipment under capital lease	1,604	1,605
Software	4,262	4,347
Leasehold improvements	3,190	3,201
Office furniture, fixtures and equipment	581	663

	46,955	46,302
Less: accumulated depreciation	(24,751)	(21,638)

	$22,204	$24,664

Intangibles assets other than goodwill, net
Intangibles, other than goodwill	$7,925	$10,274
Less: accumulated amortization	(1,791)	(3,769)

	$6,134	$6,505

Note 4: Debt
Debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)

Promissory note	$3,200	$3,200
Bank term loan	8,500	10,958
Capital lease obligations and other	890	999

	12,590	15,157
Less: short-term debt and current portion of long-term debt	12,373	10,390

Long-term debt, less current maturities	$217	$4,767

In February 2006, the Company completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million, plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote's track customers). As part of this purchase, the Company issued three unsecured promissory notes to United Tote's former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum. The only remaining $3.2 million principal amount promissory note is currently due, but is subject to rights of indemnification and offset. The Company has four outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In July 2006, the Company entered into a credit agreement that provides for a revolving line of credit and a $15.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is being repaid in monthly installments ($3 million annually) plus interest.
In March, 2008, the Company amended the credit agreement. The principal changes effected by this amendment were to:
•	change the maturity date to January 31, 2009;
•	eliminate the Company's option to have its interest rate determined by reference to LIBOR;
•	provide for additional payments on principal of $1.0 million each on the date of the amendment, July 1, 2008 and September 1, 2008, respectively, and $0.5 million on December 1, 2008;
•	set the prime rate margin at 1.50%;
•	modify the definition of EBITDA and the adjustments to EBITDA for purposes of the credit facility; and
•	amend the minimum EBITDA level and leverage ratio the Company is required to maintain.
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

In connection with the Company's decision to exit the IRG business, the administrative agent under the Company’s credit agreement agreed that the Company could fund legal fees associated with the ongoing government investigation up to $0.5 million, if necessary. This consent letter also contained customary representations by the Company and a provision reducing the Company's ability to draw on a revolving line of credit under the credit facility from $4.0 million to $1.0 million, which amount can be increased or decreased in the administrative agent’s sole discretion.
At June 30, 2008, the interest rate on this facility was 6.50% per annum, and there were no amounts outstanding under the revolving line of credit. The Company was in compliance with the financial covenants in the credit agreement, as amended, as of June 30, 2008.
Note 5: Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48.
The Company’s FIN 48 evaluation was initially performed for the years 2003 through 2007, which are the years that remain subject to examination by major tax jurisdictions as of June 30, 2008. The Internal Revenue Service is currently auditing the Company’s consolidated tax return for the tax year 2006. Additionally, the Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of these audits is uncertain; however, management believes there is no material tax liability exposure to the Company.
The Company has tax credit carry-forwards totaling $0.2 million. In addition, the Company has federal and state net operating loss carry-forwards in the amount of $58.5 million and $15.0 million, substantially all of which are also available for federal and state income tax purposes, at June 30, 2008, which are expected to begin expiring in 2012 and 2013, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Although management believes the Company will be profitable in the foreseeable future, based upon the Company's history of operating losses, realization of its deferred tax assets does not meet the more likely than not criteria under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, and, accordingly, a valuation allowance for the entire deferred tax asset amount was recorded during the quarter ended June 30, 2008.
Due to the provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carry-forwards for federal tax purposes may be limited in future periods in the event of a changes in ownership, as defined under the relevant tax rules. While the Company believes that there is sufficient federal and state net operating losses available to offset estimated 2008 taxable income, it has not yet completed an analysis to determine if the entire federal and state net operating loss carry forwards are available without limitation.
The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective tax rate.
Changes in deferred tax activity for the three and six months ended June 30, 2008 created an income tax benefit, which offset all domestic current period income tax expense. The Company’s effective tax rate for the interim period presented differs from statutory tax rates primarily due to the utilization of net operating loss carry-forwards.
Note 6: Litigation and Contingencies
A search warrant was served on the Company on October 4, 2007 at its headquarters in Woodland Hills, California, by federal agents, accompanied by agents of the Nevada Gaming Control Board, for various records including, among other things, business records of our IRG business related to the wagering activities of certain customers. The investigation is being conducted by the U.S. Attorney's Office in Las Vegas, Nevada. In March 2008, the Company entered into two separate agreements with the U.S. Attorney's Office in Las Vegas. Pursuant to the first agreement, the U.S. Attorney's Office agreed not to pursue any charges against Youbet or IRG in exchange for the Company's continued cooperation with the government's ongoing investigation. In a separate agreement, the Company agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation.

In May 2008, the Company finalized the settlement of a lawsuit brought by Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association in the U.S. District Court for the Eastern District of Virginia. Terms of the settlement included mutual releases by the Company, Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association, the Virginia Racing Commission (“VRC”), and the Commonwealth of Virginia of all claims and dismissal of the litigation. In May 2008, the VRC issued an ADW license to the Company, which had refreshed its license application as part of the settlement. Also as part of the agreement, the Company is paying source market fees on handle from Virginia residents effective as of January 1, 2008, and continuing for a period of three years. In 2008, the Company is paying additional fees of $150,000 spread over four calendar quarters.
The Company is a party to other proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from that any of these ordinary or incidental legal proceedings. Accordingly, no losses have been accrued.
The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments.
Note 7: Stockholders’ Equity
As of June 30, 2008, options to purchase 10,371,176 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan (“Plan”), out of a total approved pool of 13,750,000 shares. An additional 2,000,000 shares were approved for issuance under the Plan at the June 12, 2008 annual meeting of stockholders. Information with respect to stock option activity for the six months ended June 30, 2008 is summarized below:

		Weighted
		Average
	Stock	Option
	Options	Price
	(in thousands)
Balance at January 1, 2008	4,717	$2.70
Options granted	1,008	1.41
Options exercised
Options cancelled	(733)	3.68

Balance at June 30, 2008	4,992	$2.29

Additional information about outstanding options to purchase Youbet’s common stock at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
	(in thousands)	Price	Life (years)	(in thousands)	Price
Range of Exercise Prices:
$0.50 to $0.68	870	$0.53	3.92	870	$0.53
$1.22 to $1.56	998	1.40	8.41	235	1.41
$2.23 to $2.74	1,804	2.39	5.37	1,534	2.36
$3.04 to $3.92	716	3.56	6.98	304	3.37
$4.00 to $4.91	511	4.38	5.76	412	4.38
$5.03 to $5.62	93	5.31	6.88	64	5.33

Total at June 30, 2008	4,992	2.29	6.02	3,419	2.22

Note 8: United Tote Acquisition
In February 2006, the Company completed its acquisition of 100% of the outstanding common stock of United Tote Company for $31.9 million, plus the assumption of approximately $14.7 million of United Tote secured debt (primarily related to the financing of equipment that is placed with United Tote's track customers), which Youbet agreed to guarantee. The Company financed the acquisition by delivering to United Tote's former owner the following consideration:
•	$9.75 million in cash;
•	Three unsecured promissory notes with an aggregate principal amount of $10.2 million; and
•	2,181,818 shares of Youbet common stock that was subject to a “make-whole” provision which valued such shares at $5.50 per share.
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
The assets and liabilities of United Tote have been recorded at their fair value. The final purchase price allocation resulted in approximately $7.9 million of specifically identifiable intangible assets, including trademarks and trade names, software, game content and technology, with estimated useful lives ranging from five to 15 years. The annual amortization of these assets is expected to be approximately $0.7 million. Goodwill of $14.9 million was also originally recorded.
In connection with the Company’s exploration of strategic alternatives for United Tote, including its possible sale, the Company re-evaluated the goodwill related to United Tote. As part of this evaluation, the Company compared the estimated fair value to the carrying value of goodwill and concluded that United Tote goodwill was impaired as of December 31, 2007. The total amount of this non-cash impairment charge of $8.0 million was recorded in the fourth quarter of 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited, in thousands)
	2008	2007	2008	2007
Revenue
Advance deposit wagering segment	$22,613	$26,274	$41,789	$49,560
Totalizator services segment	6,626	7,000	11,961	12,306

	$29,239	$33,274	$53,750	$61,866

Revenue by Geographic Area
United States	$28,647	$32,673	$52,700	$60,859
International	592	601	1,050	1,007

	$29,239	$33,274	$53,750	$61,866

Reconciliation to Income Before Income Tax (Benefit)
Income (loss) from continuing operations, before other income (expense) and income tax expense (benefit)
Advance deposit wagering segment	$2,627	$(201)	$4,924	$1,853
Totalizator service segment	2	179	(816)	(1,046)

	2,629	(22)	4,108	807
Interest income	48	185	117	384
Interest expense	(318)	(562)	(672)	(1,019)
Other	(73)	8	(65)	19

Income (loss) before income tax (benefit) from continuing operations	2,286	(391)	3,488	191
Income (loss) before income tax (benefit) from discontinued operations	(213)	16	(622)	790

Income (loss) before income tax (benefit)	$2,073	$(375)	$2,866	$981

Capital Spending, includes capital leases
Advance deposit wagering segment	$172	$144	$893	$418
Totalizator services segment	131	424	185	1,710

	$303	$568	$1,078	$2,128

Depreciation and Amortization
Advance deposit wagering segment	$390	$498	$828	$950
Totalizator services segment	1,582	1,651	2,951	2,817

	$1,972	$2,149	$3,779	$3,767

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$20,226	$23,617
Totalizator services segment	37,886	41,433

	$58,112	$65,050

Note 10: Impairment of Intangibles and Goodwill
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company's balance sheet to fair value.
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
Due to the loss of content and the adverse impact from the government investigation on IRG handle, the Company performed an impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed included those relating to acquired customer lists and a non-compete agreement. As a result of this test, the Company recorded a non-cash impairment charge of $11.0 million as of December 31, 2007. As of June 30, 2008, the Company had previously accrued approximately $4.3 million related to an annual earn-out payable to the prior owners of IRG resulting from the achievement of certain performance criteria as indicated in the purchase agreement, which is due to be paid as of August 31, 2008. The precise payment, however, is subject to reduction for any claims that the Company may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are regarded as contingent assets and, therefore, will not be recorded until the contingencies are resolved.
Note 11: Discontinued Operations
Effective December 31, 2007, the Company sold Bruen back to the original owner.
The following results of Bruen’s operations have been treated as discontinued operations in these financial statements for the three-month and six-month periods ended June 30, 2007 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Revenues	$122	$371
Cost of revenues	96	174

Gross profit	26	197
Operating expenses	193	418

Net loss	$(167)	$(221)

Earnings (loss) per share — Basic	$(0.00)	$(0.01)

Earnings (loss) per share — Diluted	$(0.00)	$(0.01)

Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion. The Company expects to incur ongoing costs associated with its continued cooperation with a government investigation, although the precise amount or timing cannot be predicted at this time and such costs are not related to the Company’s decision to shutdown the IRG business. The following results of IRG also have been treated as discontinued operations for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$4,062	$46	$10,536
Cost of revenues	11	2,877	79	7,584

Gross profit (loss)	(11)	1,185	(33)	2,952
Operating expenses	202	1,002	589	1,941

Net income (loss)	$(213)	$183	$(622)	$1,011

Earnings (loss) per share — Basic	$(0.01)	$0.00	$(0.01)	$0.02

Earnings (loss) per share — Diluted	$(0.01)	$0.00	$(0.01)	$0.02

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
Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through the Internet and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet Express is a leading online advance deposit wagering (ADW) company focused on horse racing primarily in the United States.
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
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (OTBs). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of their wager handled through Youbet Express.
Our acquisition of United Tote Company in February 2006 diversified our product offerings. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processed more than $7 billion in handle in 2007 on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote provides pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As result of this acquisition, we now operate two business segments for financial accounting purposes; ADW and totalizator systems.
As previously disclosed, we sold Bruen Productions effective December 31, 2007, and we shutdown our IRG business effective February 15, 2008. As a result, Bruen Productions and IRG are treated as discontinued operations, and the revenues and expenses associated with Bruen Productions and IRG have been excluded from the particular revenue and expense line items on our condensed consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 11 to our consolidated financial statements in Item 1 of this report.

In the second quarter of 2008, we incurred unique compensation-related expenses. We incurred a $0.8 million charge for severance in connection with the departure of our interim chief executive officer. We also incurred additional compensation expense primarily related to performance-based stock options issued to our new chief executive officer and to a key board member to motivate our new chief executive and to recognize efforts as members of the company’s management advisory committee during a critical time for Youbet. We also issued stock options to retain and motivate key personnel, as prior stock option grants remain underwater. The foregoing grants combined with the annual option grant to our directors under our director compensation program resulted in an unusual number of stock options being granted during the quarter and a correspondingly larger than usual non-cash compensation expense.
Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex estimates and judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Our critical accounting estimates and policies are set forth in management’s discussion and analysis of financial condition and results of operations in our amended annual report on Form 10-K/A for the year ended December 31, 2007. There have been no material changes to our critical accounting policies or estimates.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No. 157 is effective now for financial assets and liabilities carried at fair value, it will become effective in 2009 for non-financial assets and liabilities and SFAS No. 159 is optional. We do not believe the adoption of the non-financial provisions of SFAS No. 157 or SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R establishes principles and requirements for how the acquirer of a business and other qualifying assets recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and earlier adoption is prohibited. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but only if and when we engage in business combinations or other covered acquisitions, none of which are presently contemplated and the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we may consummate after the effective date.
In December 2007, the FASB also issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries, including variable interest entities with non-controlling interests, we do not currently expect that SFAS No. 160 will have an impact on our future financial position, results of operations or operating cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 will be effective for the Company’s fiscal year and interim periods beginning January 1, 2009. We do not expect that SFAS No. 161 will have an impact on the Company’s future financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141R). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. Management is currently assessing the impact of the adoption of FSP No. 142-3 on our future consolidated financial statements.
Results of continuing operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007
Revenues
Total revenues decreased $4.0 million, or 12%, for the second quarter of 2008 compared to the second quarter of 2007. Commissions on ADW decreased approximately $3.5 million, or 14%, resulting from a 13% decline in handle. Totalizator segment revenues decreased $0.4 million, or 5%, when compared to the second quarter of 2007.
Total handle for the three months ended June 30, 2008 was $113.8 million, a decrease of $16.5 million, or 13%, due to the loss of content as well as changes in state legislation and regulatory oversight that resulted in our ceasing to accept wagers in Arizona and Washington D.C., in September 2007. This handle loss was partially offset by increased harness content in the second quarter of this year compared to second quarter of 2007.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), increased 140 basis points to 8.1% in the second quarter of 2008 versus 6.7% in the first quarter 2007. The yield improvement reflects the impact of higher yielding harness content and changes in track mix favoring tracks with higher take-out rates, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content this quarter. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Operating expenses
Track fees: Track fees decreased $0.8 million, or 7%, in the second quarter of 2008 compared to the second quarter of 2007. This decrease is consistent with the lower handle and revenues. Track fees primarily consist of host and market access fees paid and payable to various tracks.
Licensing fees: For the three months ended June 30, 2008, these fees decreased $3.2 million, or 58%, compared to the second quarter of 2007, primarily due to decreased wagering on horse races at TVG tracks and the fact that, in the fourth quarter of 2007, California racetracks, and beginning in 2008, the NYRA racetracks were no longer TVG exclusive and, therefore, subject to lower TVG licensing fees. Licensing fees represent amounts paid and payable under our licensing agreement with TVG.
Contract costs: United Tote contract costs decreased $0.4 million, or 10%, in the second quarter of 2008 compared to the second quarter of 2007, largely due to lower compensation costs resulting from the restructuring initiated during the second half of 2007. In addition, lower repair and maintenance costs, professional fees and data communication expenses were partially offset by higher equipment rental expense. Contract costs are primarily the costs associated with providing totalizator services at racetracks.
Network costs: Network costs of $1.0 million was $0.3 million, or 20.1%, below the second quarter of 2007. This decrease is primarily attributable to lower data communication and totalizator fees offset by higher software costs. Network operations expense consists of costs for salaries, data center management, telecommunications and various totalizator fees.

Research and development: Research and development expense for the first quarter of 2008 was $0.1 million higher compared with the second quarter of 2007 primarily due to lower capitalization of costs at United Tote compared with the second quarter of 2007. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $2.4 million, or 68%, in the second quarter of 2008 compared to the second quarter of 2007. This decrease was primarily all in the Youbet Express business and resulted from an intentional management priority to reduce and more appropriately target marketing spend to specific initiatives including online customer acquisition, conversion and retention. In addition, personnel costs are lower as we restructured the organization. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense increased $0.6 million, or 13%, in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to the severance liability associated with the departure of our interim chief executive officer in April 2008 as well as higher non-cash compensation expense related to stock options.
Depreciation and amortization: Depreciation and amortization decreased $0.2 million, or 8%, compared to the second quarter of 2007.
Interest expense (income): Interest expense of $0.3 million in the second quarter of 2008, decreased $0.2 million compared to $0.5 million in the second quarter of 2007. This decrease is primarily due to lower debt levels at the end of the second quarter of 2008. Interest income is $0.1 million lower than the comparable 2007 quarter primarily due to lower cash levels in 2008 compared with 2007.
Other income: Other income decreased $0.1 million compared to the three months ended June 30, 2007 due to costs associated with contract settlement at United Tote in the second quarter of 2008.
Results of continuing operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
Revenues
Total revenues from continuing operations decreased $8.1 million, or 13%, for the six months ended June 30, 2008 compared to the same period in 2007. Commissions on ADW decreased $7.5 million, or 16%, as a result of decreased handle. Totalizator segment revenues decreased $0.3 million when compared to the second quarter of 2007.
Total handle from continuing operations for the six months ended June 30, 2008 was $209.2 million, a decrease of $35.2 million, or 14%. This reduction in handle is primarily attributable to loss of track content and our ceasing to accept wagers in Arizona, Kansas, and Washington, D.C.
The Youbet Express yield was 8.2% in the six months ended June 30, 2008, up 90 basis points from 7.3% in the prior year period, reflecting our efforts to increase wagering on higher yielding independent tracks, such as harness tracks, and substantially lower license fees to TVG.
Operating expenses
Track fees: Track fees declined $2.8 million, or 13%, in the first half of 2008 compared to the first half of 2007. This decrease is consistent with the reduced handle and commission revenues.
Licensing fees: For the six months ended June 30, 2008, licensing fees decreased $4.0 million, or 47%, compared to the 2007 period, primarily due to the fact that beginning January 1, 2008, California tracks were no longer TVG exclusive and, therefore, subject to lower TVG licensing fees.
Contract costs: Contract costs decreased $0.7 million, or 8%, in the first half of 2008 compared to the first half of 2007 primarily as a result of the headcount reductions and other expense efficiencies initiated late in 2007.

Network costs: Network costs decreased $0.5 million, or 22%, for the first half of 2008 primarily as a result of lower audio visual streaming, totalizator fees and communication costs partially offset by higher software costs.
Research and development: Research and development expense increased $0.1 million, or 6%, in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to reduced capitalization of internal software costs at United Tote.
Sales and marketing: Sales and marketing expense decreased $3.3 million, or 58%, in the first half of 2008 compared to the first half of 2007 largely due to an intentional management priority to reduce and more appropriately target marketing spend to specific initiatives including online customer acquisition, conversion and retention at Youbet Express. In addition, personnel costs are lower as we restructured the organization.
General and administrative: General and administrative expense decreased $0.3 million, or 3%, in the first half of 2008 compared to the first half of 2007. The decrease in costs results primarily from lower personnel costs, lower accounting fees and internal control over financial reporting expenses, as well as other cost reduction initiatives that commenced in the fourth quarter of 2007. This reduction in costs was offset by the severance accrual to our former interim chief executive officer recorded in the second quarter of 2008 and higher stock option expenses in the second quarter of 2008 compared with the comparable 2007 period.
Depreciation and amortization: Depreciation and amortization expense for the first six month of 2008 of $3.7 million was consistent with the first six months of 2007.
Interest expense: Interest expense decreased to $0.7 million in the first half of 2008, compared to $1.0 million in the first half of 2007. The decrease is primarily due to a reduction in the credit facility debt and, to a lesser extent, lower capital lease obligations in the first six months of 2008 compared with 2007. Interest income in the first half of 2008 is $0.3 million lower than 2007 due to lower cash balances during the first six months of 2008 compared with 2007.
Other income: Other income decreased $0.1 million compared to the six months ended June 30, 2007 due to costs associated with contract settlement at United Tote in the second quarter of 2008.

Liquidity and capital resources
During the first six months of 2008, we funded our operations primarily with net cash provided by operating activities. As of June 30, 2008, we had net negative working capital of $12.5 million, compared to negative working capital of $14.3 million at December 31, 2007. As of June 30, 2008, we had $10.4 million in cash and cash equivalents, $4.7 million in restricted cash and $12.6 million in debt. In accordance with the terms of our credit agreement, as amended, we paid down our term loan by $1.0 million on July 1, 2008 and will pre-pay an additional $1.0 million and $0.5 million on September 1, 2008 and December 1, 2008, respectively. We used, and expect to use, cash on hand for these payments.
Net cash provided by operating activities for the six months ended June 30, 2008 of $11.4 million increased by $7.6 million from the $2.8 million provided by operating activities in the 2007 quarter, primarily due to improved earnings stemming from reduced expenses, favorable working capital fluctuations and a non-recurring payment of a $1.2 million arbitration award to TVG in the first quarter of 2007.
Net cash used in investing activities for the first six months of 2008 was $0.6 million, compared to net cash used in investing activities of $6.5 million for the same period of 2007. The $5.9 million decline is attributable to reduced capital spending in 2008 and a non-recurring “make-whole” payment of $4.5 million to United Tote’s former owners pursuant to the terms of the acquisition agreement in the first quarter of 2007.
Net cash used in financing activities in the first half of 2008 of $3.0 million increased $2.8 million when compared to that used in 2007, primarily due to reduced borrowings and proceeds in 2007 from a sale-leaseback transaction.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
We have a credit agreement that provides for a revolving credit facility and under which we have a term loan. For more information regarding our credit agreement, as amended, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this report.
We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote, pending resolution of several outstanding claims. This promissory note had an aggregate principal amount of $3.2 million and accrued interest of $0.3 million as of June 30, 2008, We have four outstanding claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. In addition, the former owners of IRG are contractually entitled to a final earn-out payment payable on August 31, 2008. At June 30, 2008, we had accrued approximately $4.3 million for a potential earn-out payment. The precise payment, is subject to reduction for any claims that may assert prior to the date such payment is due. The value of such possible claims cannot be reasonably estimated at this time, are to be regarded as contingent assets and, therefore, will not be recorded until the contingencies are resolved.
Management believes that cash from operations and its on-going efforts to contain costs and operate efficiently, combined with the new targeted marketing initiatives to increase handle and our continuing yield improvement at Youbet Express, will provide sufficient cash flow to adequately support operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months, although we will need to repay, refinance or negotiate an extension of our credit agreement before the end of January 2009. In addition, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if we utilized our shelf for one offering. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

Item 3. Quantitative and qualitative disclosures about market risk
We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our annual report on Form 10-K for the year ended December 31, 2007, as amended.
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
The company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
For an update on a legal proceeding, refer to Note 7: “Litigation and Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our common stock.
Item 2. Unregistered sales of equity securities and use of proceeds
In March 2007, our board of directors authorized the repurchase of up to two million shares of our common stock for an aggregate purchase not to exceed $10 million. As previously reported, in 2007, we repurchased 586,766 shares for an aggregate purchase price of approximately $1 million. We did not repurchase any shares during the six months ended June 30, 2008. This program expires in March 2009.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
We held our annual meeting of stockholders on June 12, 2008. Two matters were voted on at this meeting: the election of seven directors to Youbet’s board of directors and an amendment to Youbet’s Equity Incentive Plan. All director nominees were duly elected at the 2008 annual meeting.

The following table sets forth the director nominees and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Withheld
Michael Brodsky	31,802,975	2,903,330
Gary Adelson	31,708,450	2,997,855
James Edgar	31,617,110	3,089,195
F. Jack Liebau	31,698,163	3,008,142
Jay R. Pritzker	31,802,036	2,904,269
Michael D. Sands	31,745,000	2,961,305
Michael Soenen	31,561,825	3,144,480
The stockholders also approved Proposal No. 2 amending the Equity Incentive Plan to increase the maximum number of shares which may be issued under the plan to 13,750,000 from 11,750,000. Approximately 17,981,185 votes were cast in favor of the amendment and 1,517,727 votes were cast against the amendment. Votes in favor represented the requisite majority of the votes cast.
Item 5. Other information
None

Item 6. Exhibits

3.1		Certificate of Incorporation of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Form 10-Q SB for the quarter ended September 30, 2003).

3.2		Amended and Restated Bylaws of Youbet.com, as amended (incorporated by reference to Exhibit 3.1 to Youbet’s Current Report on Form 8-K filed April 20, 2007).

10.1	*	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s registration statement on Form S-3, File No. 333-126131

10.2	*	Amendment Number One to the Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Youbet’s current report on Form 8-K filed June 16, 2006).

10.3	*	Amendment Number Two to the Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Youbet’s current report on Form 8-K filed June 17, 2008).

10.4	*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to Youbet’s current report on Form 8-K filed June 17, 2008).

10.5	*	Form of Performance Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Youbet’s current report on Form 8-K filed June 17, 2008).

10.6	*	Form of Non-Employee Director Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to Youbet’s current report on Form 8-K filed June 17, 2008).

10.7	*	Employment Agreement, dated as of March 1, 2008, by and between Youbet.com, Inc. and Dan Perini.

31.1		Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer and Treasurer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
August 11, 2008	By:	/s/ Michael Brodsky
Michael Brodsky
Chief Executive Officer

August 11, 2008	By:	/s/ James A. Burk
James A. Burk
Chief Financial Officer