Form 10-Q
period 2008-09-30
YOUBET COM INC
filed 2008-11-10
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
September 30, 2008
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
Yes ☐ No ☑
As of September 30, 2008, the issuer had approximately 41,519,024 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2008
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2008. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,532	$6,551
Current portion of restricted cash	4,741	8,635
Accounts receivable, net	3,512	7,314
Inventories	1,951	2,085
Prepaid expenses and other current assets	1,140	1,417

	23,876	26,002
Property and equipment, net	20,992	24,664
Intangibles assets other than goodwill, net	5,949	6,505
Goodwill	6,859	6,859
Other assets	651	1,020

	$58,327	$65,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,561	$10,390
Trade payables	6,069	10,028
Accrued expenses	11,320	11,346
Customer deposits	4,599	8,326
Deferred revenues	208	212

	31,757	40,302
Long-term debt, net of current portion	262	4,767

	32,019	45,069

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 and 42,562,805 shares issued	43	43
Additional paid-in capital	135,199	134,286
Accumulated other comprehensive loss	(114)	(56)
Deficit	(106,501)	(111,973)
Less treasury stock, 1,043,781 shares at cost	(2,319)	(2,319)

	26,308	19,981

	$58,327	$65,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Commissions	$22,570	$25,656	$62,784	$73,331
Contract revenues	5,613	6,488	17,076	18,279
Equipment sales	340	287	837	801
Other	795	961	2,371	2,847

	29,318	33,392	83,068	95,258

Costs and expenses
Track fees	10,599	9,774	29,075	31,052
Licensing fees	2,482	6,991	6,958	15,431
Network costs	985	1,079	2,893	3,516
Contract costs	3,906	4,258	11,302	12,323
Equipment costs	159	189	389	398

	18,131	22,291	50,617	62,720

Gross profit	11,187	11,101	32,451	32,538

Operating expenses
General and administrative	3,633	4,342	12,813	13,775
Sales and marketing	1,351	2,173	3,753	7,913
Research and development	796	925	2,592	2,616
Depreciation and amortization, including intangibles	2,197	2,820	5,975	6,587

	7,977	10,260	25,133	30,891

Income from continuing operations before other income (expense) and income tax (benefit)	3,210	841	7,318	1,647

Other income (expense)
Interest income	52	168	169	552
Interest expense	(275)	(391)	(947)	(1,410)
Other	101	30	37	49

Income from continuing operations before income tax (benefit)	3,088	648	6,577	838
Income tax (benefit)	286	(59)	362	(307)

Net income from continuing operations	2,802	707	6,215	1,145

Discontinued operations
Income (loss) from discontinued operations, without tax effect	(120)	(640)	(743)	150

Net income	$2,682	$67	$5,472	$1,295

Basic income (loss) per share
Income from continuing operations	$0.07	$0.02	$0.15	$0.03
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.02)	0.00
Net income per common share	0.06	0.00	0.13	0.03
Diluted income (loss) per share
Income from continuing operations	$0.07	$0.02	$0.15	$0.03
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.02)	0.00
Net income per common share	0.06	0.00	0.13	0.03
Weighted average shares outstanding
Basic	41,519,024	41,897,638	41,519,024	41,882,566
Diluted	42,405,151	42,529,450	42,171,337	42,805,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$5,472	$1,295
Income (loss) from discontinued operations	(743)	150

Income from continuing operations	6,215	1,145
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	5,419	5,960
Amortization of intangibles	556	627
Stock-based compensation	913	660
Provision for doubtful accounts receivables	477	1,105
Increase in operating (assets) and liabilities	3,673	(4,156)

Net cash provided by operating activities, continuing operations	17,253	5,341

Investing activities
Purchase of property and equipment	(1,098)	(2,452)
Cash paid for United Tote Company (make-whole)		(4,473)
Increase in restricted cash (other than Players Trust SM)	(5)	(168)
Cash paid for IRG acquisition earn-out		(3,106)
Other	34

Net cash used in investing activities	(1,069)	(10,199)

Financing activities
Proceeds from exercise of stock options and warrants		352
Proceeds from debt	630	2,894
Repayment of debt	(6,743)	(8,512)
Proceeds from sale-leaseback transaction		1,065
Repurchase of common stock		(1,002)
Other		(88)

Net cash used in financing activities	(6,113)	(5,291)

Net cash provided by (used in) operating activities, discontinued operations	(4,032)	213
Foreign currency translation adjustments	(58)	31

Net increase (decrease) in cash and cash equivalents	5,981	(9,905)
Cash and cash equivalents at the beginning of period	6,551	21,051

Cash and cash equivalents at the end of period	$12,532	$11,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008
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
The unaudited condensed consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Bruen Productions International, Inc., was a Youbet subsidiary until it was sold effective December 31, 2007 and is referred to as “Bruen.” Both IRG and Bruen are retroactively reported as discontinued operations (Note 10). All significant inter-company accounts and transactions have been eliminated in consolidation.
Preparation of these unaudited condensed consolidated financial statements involves and requires the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for current interim periods are not necessarily indicative of the results to be expected for the full year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$2,802	$707	$6,215	$1,145

Denominator:
Basic weighted average shares outstanding	41,519	41,898	41,519	41,883
Effect of dilutive stock options	886	631	652	923

Diluted weighted average shares outstanding	42,405	42,529	42,171	42,806

Earnings per share — basic	$0.07	$0.02	$0.15	$0.03

Earnings per share — diluted	$0.07	$0.02	$0.15	$0.03

Note 3: Detail of Selected Balance Sheet Accounts

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Accounts receivable, net
Track receivables	$3,722	$7,964
Player receivable	16	60
Other	285	2,696

	4,023	10,720
Less: allowance for doubtful accounts	(511)	(3,406)

	$3,512	$7,314

Inventory
Totalizator components	$1,651	$1,477
Ticket stock	300	608

	$1,951	$2,085

Property and equipment, net
Pari-mutual equipment	$22,345	$21,966
Computer equipment	15,012	14,520
Computer equpment under capital lease	2,053	1,605
Software	4,554	4,347
Leasehold improvements	3,190	3,201
Office furniture, fixtures and equipment	576	663

	47,730	46,302
Less: accumulated depreciation	(26,738)	(21,638)

	$20,992	$24,664

Intangibles assets other than goodwill, net
Intangibles, other than goodwill	$7,925	$10,274
Less: accumulated amortization	(1,976)	(3,769)

	$5,949	$6,505

Note 4: Debt
Debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)

Promissory notes	$3,200	$3,200
Bank term loan	5,750	10,958
Capital lease obligations and other	873	999

	9,823	15,157
Less: short-term debt and current portion of long-term debt	9,561	10,390

Long-term debt, less current maturities	$262	$4,767

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
In March 2008, the Company amended the credit agreement. The principal changes effected by this amendment were to:
•	change the maturity date to January 31, 2009;

•	eliminate the Company’s option to have its interest rate determined by reference to LIBOR;

•	provide for additional payments on principal of $1.0 million each on the date of the amendment, July 1, 2008 and September 1, 2008, respectively, and $0.5 million on December 1, 2008;

•	set the prime rate margin at 1.50%;

•	modify the definition of EBITDA and the adjustments to EBITDA for purposes of the credit facility; and

•	amend the minimum EBITDA level and leverage ratio the Company is required to maintain.
In consideration of this amendment, the Company paid the administrative agent an amendment fee of $50,000.
The credit agreement, as amended, provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is collateralized by a security interest in certain specified assets of Youbet and United Tote, as co-borrowers, and certain of our subsidiaries, as guarantors. The credit agreement contains customary covenants for financings of this type, including, but not limited to, restrictions on our ability to incur indebtedness, make investments, pay dividends, repurchase shares or make capital expenditures. The credit agreement also contains certain financial covenants, including (i) a requirement to achieve certain specified EBITDA thresholds, (ii) a requirement to achieve a specified free cash flow (as defined in the credit agreement) threshold, (iii) a requirement to maintain a specified leverage ratio, and (iv) limitations on capital expenditures.

In connection with the Company’s decision to exit the IRG business, the administrative agent under the Company’s credit agreement agreed that the Company could fund legal fees associated with the ongoing government investigation up to $0.5 million, if necessary. This consent letter also contained customary representations by the Company and a provision reducing the Company’s ability to draw on a revolving line of credit under the credit facility from $4.0 million to $1.0 million, which amount can be increased or decreased in the administrative agent’s sole discretion.
At September 30, 2008, the interest rate on this facility was 6.50% per annum, and there were no amounts outstanding under the revolving line of credit. The Company was in compliance with the financial covenants in the credit agreement, as amended, as of September 30, 2008.
Note 5: Income Taxes
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.
The Company has federal and state net operating loss (“NOL”) carry forwards in the amount of $58.5 million and $15.0 million, substantially all of which were also available for federal and state income tax purposes, at September 30, 2008, and are expected to begin expiring in 2012 and 2013, respectively. As of September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with NOL carry forwards for the tax years 2008 and 2009. The Company’s effective tax rate for the interim period presented differs from statutory tax rates primarily due to the utilization of NOL carry forwards.
Utilization of the NOL carry forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carry forwards that may expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48. As of September 30, 2008, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

The Company’s federal return was selected for examination by the Internal Revenue Service (“IRS”) for prior tax year ended December 31, 2006. As of September 30, 2008, the IRS has not proposed any significant adjustments to the Company’s tax positions. Additionally, the Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of these audits is uncertain; however, management believes there is no material tax liability exposure to the Company at this time.
Note 6: Litigation and Contingencies
The Company is a party to legal proceedings that are ordinary and incidental to it’s business. Management is unable to estimate any minimum losses from any of these matters. Accordingly, no losses have been accrued.
The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.
As of September 30, 2008, the Company had net negative working capital of $7.9 million, compared to negative working capital of $14.3 million at December 31, 2007. During the first nine months of 2008, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
Management believes that cash from operations and its on-going efforts to contain costs and operate efficiently, combined with the new targeted marketing initiatives to increase handle and our continuing yield improvement at Youbet Express, will provide sufficient cash flow to adequately support operations sufficiently to fund our working capital and capital expenditure requirements for at least the next 12 months, although the Company will need to repay, refinance or negotiate an extension of our credit agreement before the end of January 2009. If necessary, management believes the Company will be able to fully repay its credit agreement from available cash at the January 31, 2009 maturity date.
In addition, the Company may from time to time seek additional capital to fund operations, and to reduce liabilities in response to changes in the business environment. To raise capital, the Company may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. The Company has an effective shelf registration statement under which it may from time to time issue and offer debentures, notes, bonds and other evidence of indebtedness, and forward contracts in respect of any such indebtedness, shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million, or up to approximately $36 million if the Company utilized the shelf for one offering. Unless otherwise described in future prospectus supplements, the Company intends to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to the Company’s stockholders.

Note 7: Stockholders’ Equity
As of September 30, 2008, options to purchase 10,371,176 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan , out of a total approved pool of 13,750,000 shares.
Information with respect to stock option activity for the nine months ended September 30, 2008 is summarized below:

		Weighted
		Average
	Stock	Option
	Options	Price
	(in thousands)
Balance at January 1, 2008	4,717	$2.70
Options granted	2,071	1.47
Options exercised
Options cancelled	(1,429)	3.39

Balance at September 30, 2008	5,359	$2.04

Additional information about outstanding options to purchase Youbet’s common stock at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
	(in thousands)	Price	Life (years)	(in thousands)	Price
Range of Exercise Prices:
$0.50 to $0.68	870	$0.53	3.67	870	$0.53
$1.22 to $1.95	2,060	1.47	7.53	235	1.41
$2.23 to $2.74	1,439	2.35	5.97	1,255	2.33
$3.04 to $3.92	455	3.63	7.71	177	3.52
$4.00 to $4.91	452	4.37	5.65	370	4.37
$5.03 to $5.62	83	5.32	6.61	70	5.33

Total at September 30, 2008	5,359	2.04	6.33	2,977	2.13

Note 8: Segment Reporting
Since the acquisition of United Tote, the Company has operated as two reportable segments. The Company’s advance deposit wagering segment consists of the operations of Youbet Express and its totalizator services segment consists of the operations of United Tote. Bruen and IRG were previously reported as part of the advance deposit wagering segment, but are now reported retroactively as discontinued operations (Note 10); therefore, the amounts reported below for the advanced deposit wagering segment have been adjusted to exclude Bruen and IRG.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited, in thousands)
	2008	2007	2008	2007
Revenue
Advance deposit wagering segment	$23,365	$26,617	$65,154	$76,178
Totalizator services segment	6,297	7,167	18,861	20,019

	29,662	33,784	84,015	96,197
Intersegment eliminations	(344)	(392)	(947)	(939)

	$29,318	$33,392	$83,068	$95,258

Revenue by Geographic Area
United States	$28,643	$32,675	$82,018	$94,251
International	675	717	1,050	1,007

	$29,318	$33,392	$83,068	$95,258

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$3,688	$1,363	$8,611	$3,215
Totalizator service segment	(478)	(522)	(1,293)	(1,568)

	3,210	841	7,318	1,647
Interest income	52	168	169	552
Interest expense	(275)	(391)	(947)	(1,410)
Other	101	30	37	49

Income (loss) before income tax (benefit) from continuing operations	3,088	648	6,577	838
Income (loss) before income tax (benefit) from discontinued operations	(120)	(640)	(743)	150

Income (loss) before income tax (benefit)	$2,968	$8	$5,834	$988

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$476	$410	$1,369	$828
Totalizator services segment	323	224	508	1,934

	$799	$634	$1,877	$2,762

Depreciation and Amortization
Advance deposit wagering segment	$405	$986	$1,234	$1,936
Totalizator services segment	1,792	1,834	4,741	4,651

	$2,197	$2,820	$5,975	$6,587

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$22,619	$23,617
Totalizator services segment	35,708	41,433

	$58,327	$65,050

Note 9: Impairment of Intangibles and Goodwill
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value.
Due to the loss of content and the adverse impact from the government investigation on IRG handle, the Company performed an impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed included those relating to acquired customer lists and a non-compete agreement. As a result of this test, the Company recorded a non-cash impairment charge of $11.0 million as of December 31, 2007. As of September 30, 2008, the Company has accrued approximately $4.3 million for a potential final earn-out payable to the prior owners of IRG resulting from the achievement of certain performance criteria pursuant to the purchase agreement, which was due to be paid as of August 31, 2008. On August 29, 2008, the Company sent the former owners of IRG a letter informing them that it believed the Company had certain claims under the agreements entered into when Youbet acquired IRG and, therefore, the Company was holding back any final earn-out payment pursuant to the stock purchase agreement until it could determine the full extent of such claims.
During the third quarter of 2008, the Company conducted its annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and concluded that there was no impairment to the goodwill.
Note 10: Discontinued Operations
Effective December 31, 2007, the Company sold Bruen back to the original owner.
The following results of Bruen’s operations have been retroactively treated as discontinued operations in these financial statements for the three-month and nine-month periods ended September 30, 2007 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Revenues	$190	$561
Cost of revenues	94	269

Gross profit	96	292
Operating expenses	640	1,056

Net loss	$(544)	$(764)

Impact on the Company’s earning (loss) per share:
- Basic	$(0.01)	$(0.02)

- Diluted	$(0.01)	$(0.02)

Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion and, accordingly, has accounted for such operations retroactively as discontinued. The Company expects to incur ongoing costs associated with its continued cooperation with a government investigation. The precise amount or timing of such costs cannot be predicted at this time and such costs are not related to the Company’s decision to shutdown the IRG business. The following results of IRG also have been treated as discontinued operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$4,845	$46	$15,381
Cost of Revenues	(3)	3,640	75	11,224

Gross profit (loss)	3	1,205	(29)	4,157
Operating expenses	123	1,301	714	3,243

Net loss	$(120)	$(96)	$(743)	$914

Impact on the Company’s earning (loss) per share:
- Basic	$(0.00)	$(0.00)	$(0.02)	$0.02

- Diluted	$(0.00)	$(0.00)	$(0.02)	$0.02

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
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (OTBs). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage, of wagers handled through Youbet Express.
Our acquisition of United Tote Company in February 2006 diversified our product offerings. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processed more than $7 billion in handle in 2007 on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote provides pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As result of this acquisition, we now operate two business segments for financial accounting purposes: ADW and totalizator systems.
As previously disclosed, we sold Bruen Productions effective December 31, 2007, and we shutdown our IRG business effective February 15, 2008. As a result, Bruen Productions and IRG are treated as discontinued operations, and the revenues and expenses associated with Bruen Productions and IRG have been excluded from the particular revenue and expense line items on our condensed consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 10 to our condensed consolidated financial statements in Item 1 of this report.
In the second quarter of 2008, we incurred unique compensation-related expenses. We incurred a $0.8 million charge for severance in connection with the departure of our interim chief executive officer. We also incurred additional compensation expense primarily related to performance-based stock options issued to our new chief executive officer and to a key board member to motivate our new chief executive and to recognize their efforts as members of the company’s management advisory committee during a critical time for Youbet. We also issued stock options in the second and third quarters of 2008 to hire, retain and motivate key personnel, as prior stock option grants remain underwater and the company experienced turnover in key positions earlier in the year. The foregoing grants combined with the annual option grant to our directors under our director compensation program resulted in an unusual number of stock options being granted this year, particularly in the second quarter and a correspondingly larger than usual non-cash compensation expense.
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

In April 2008, the FASB issued Staff Position (FSP) No. 142-3 “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141R). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. Management is currently assessing the impact of the adoption of FSP No. 142-3 on our future consolidated financial statements.
Results of continuing operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007
Revenues
Total revenues decreased $4.1 million, or 12%, for the third quarter of 2008 compared to the third quarter of 2007. Commissions on ADW decreased approximately $3.1 million, or 12%, resulting from a 9% decline in handle, as well as higher customer incentives and rebates, compared with the prior year quarter. Totalizator segment revenues decreased $0.8 million, or 12%, when compared to the third quarter of 2007.
Total handle for the three months ended September 30, 2008 was $121.7 million, a decrease of $11.7 million, or 9%, due to the loss of certain track content and handle from states where we did not accept wagers in the third quarter of 2008.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), increased 110 basis points to 7.8% in the third quarter of 2008 versus 6.7% in the third quarter 2007. The yield improvement reflects the impact of changes in track mix favoring tracks with higher take-out rates, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content in the third quarter of 2008. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Operating expenses
Track fees: Track fees increased $0.8 million, or 8%, in the third quarter of 2008 compared to the third quarter of 2007. This increase is primarily due to higher host fees paid to the NYRA tracks. In the beginning of 2008, these tracks were no longer TVG exclusive. Track fees primarily consist of host and market access fees paid and payable to various tracks.
Licensing fees: For the three months ended September 30, 2008, these fees decreased $4.5 million, or 64%, compared to the third quarter of 2007, primarily due to decreased wagering on horse races at TVG tracks and the fact that, in the fourth quarter of 2007, California racetracks, and beginning in 2008, NYRA racetracks were no longer TVG exclusive and, therefore, became subject to lower licensing fees. Licensing fees represent amounts paid and payable under our licensing agreement with TVG.
Network costs: Network costs of $1.0 million were $0.1 million, or 9%, below the third quarter of 2007. This decrease was primarily attributable to lower data communication and totalizator fees, partially offset by higher outside service expenses related to the moving of our servers to a secure facility. Network operations expense consists of costs for salaries, data center management, telecommunications and various totalizator fees.
Contract costs: United Tote contract costs decreased $0.4 million, or 8%, in the third quarter of 2008 compared to the third quarter of 2007, largely due to lower compensation costs resulting from the restructuring initiated during the second half of 2007. In addition, lower repair and maintenance costs, professional fees and data communication expenses were partially offset by higher equipment rental and outside labor expense. Contract costs are primarily the costs associated with providing totalizator services at racetracks.

Research and development: Research and development expense for the third quarter of 2008 of $0.8 million was $0.1 million lower compared with the third quarter of 2007 primarily due to higher capitalization of costs at United Tote compared with the third quarter of 2007. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $0.8 million, or 38%, in the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily all in the Youbet Express business and resulted from an management priority to reduce and more appropriately target marketing efforts to specific initiatives including online customer acquisition, conversion and retention. In addition, personnel costs are lower as we continue to restructure the organization. Sales and marketing expense consists of costs for salaries, marketing and advertising, player services and business development.
General and administrative: General and administrative expense decreased $0.7 million, or 16%, in the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily due to reduced personnel, recruiting and bad debt related expenses, partially offset by an increase in legal expenses compared to the prior year quarter.
Depreciation and amortization: Depreciation and amortization decreased $0.6 million, or 22%, compared to the third quarter of 2007, due to the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in 2007.
Interest expense (income): Interest expense of $0.3 million in the third quarter of 2008, decreased $0.1 million compared to $0.4 million in the third quarter of 2007. This decrease is primarily due to lower debt levels during the third quarter of 2008. Interest income was $0.1 million lower than the comparable 2007 quarter, primarily due to lower investment yields in 2008 compared with 2007.
Other income: Other income decreased $0.1 million compared to the three months ended June 30, 2007.
Income taxes: Income tax expense increased to $0.3 million for the third quarter of 2008, as compared to a small income tax benefit in the comparable period last year. This change is primarily attributable to the State of California suspending the use of net operating loss carry forwards. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this report for more information.
Results of continuing operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Revenues
Total revenues from continuing operations decreased $12.2 million, or 13%, for the nine months ended September 30, 2008 compared to the same period in 2007. Commissions on ADW decreased $10.5 million, or 14%, as a result of decreased handle, as well as higher customer incentives and rebates compared with the prior nine-month period. Totalizator segment revenues decreased $1.2 million when compared to the first nine months of 2007.
Total handle from continuing operations for the nine months ended September 30, 2008 was $330.9 million, a decrease of $46.8 million, or 12%. This reduction in handle was primarily attributable to loss of certain track content and our decision to cease accepting wagers in certain states.
The Youbet Express yield was 8.1% in the nine months ended September 30, 2008, up 100 basis points from 7.1% in the prior year period, reflecting our efforts to increase wagering on higher yielding independent tracks, such as harness tracks, and substantially lower license fees to TVG.

Operating expenses
Track fees: Track fees declined $2.0 million, or 6%, in the first nine months of 2008 compared to the first nine months of 2007. This decrease was related to reduced handle and commission revenues, partially offset by a shift in handle from TVG tracks to higher yielding independent tracks.
Licensing fees: For the nine months ended September 30, 2008, licensing fees decreased $8.5 million, or 55%, compared to the 2007 period, primarily due to the fact that beginning January 1, 2008, NYRA tracks were no longer TVG exclusive and, therefore, became subject to lower TVG licensing fees.
Network costs: Network costs decreased $0.6 million, or 18%, for the first nine months of 2008 primarily as a result of lower audio visual streaming, totalizator fees and communication costs partially offset by higher software costs.
Contract costs: Contract costs decreased $1.0 million, or 8%, in the first nine months of 2008 compared to the comparable period of 2007 primarily as a result of the headcount reductions and other expense efficiencies initiated late in 2007.
Research and development: Research and development expense was consistent with the same period in 2007.
Sales and marketing: Sales and marketing expense decreased $4.2 million, or 52%, in the nine-month period ended September 30, 2008 when compared to the same period of 2007 largely due to management priority to reduce and more appropriately target marketing efforts to specific initiatives including online customer acquisition, conversion and retention at Youbet Express. In addition, personnel costs are lower as we continue to restructure the organization.
General and administrative: General and administrative expense decreased $1.0 million, or 7%, for the nine-month period ended September 2008, when compared to the same period of 2007. The decrease in costs results primarily from reduced personnel and recruiting expenses, accounting fees and expenses related to improving and testing our internal control over financial reporting, as well as other cost reduction initiatives that commenced in the fourth quarter of 2007. These reductions were offset by a $0.8 million severance payment to our former interim chief executive officer accrued in the second quarter of 2008 and higher non-cash compensation expense in 2008 compared with the comparable 2007 period.
Depreciation and amortization: Depreciation and amortization decreased $0.6 million, or 9%, compared to the same period of 2007, due to the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in 2007.
Interest expense: Interest expense decreased to $0.9 million in the first nine months of 2008, compared to $1.4 million in the first nine months of 2007. The decrease is primarily due to a reduction in the credit facility debt and, to a lesser extent, lower capital lease obligations in the first nine months of 2008 compared with 2007. Interest income in the first nine months of 2008 was $0.2 million lower than 2007 due to lower average cash balances and investment yields during the first nine months of 2008 compared with 2007.
Income taxes: Income tax expense increased to $0.4 million for the first nine months of 2008, as compared to an income tax benefit of $0.3 million in the comparable period last year. This change is primarily attributable to the State of California suspending the use of net operating loss carryforwards and the full valuation allowance recorded against our deferred tax assets. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this report for more information.

Liquidity and capital resources
During the first nine months of 2008, we funded our operations primarily with net cash provided by operating activities. As of September 30, 2008, we had net negative working capital of $7.9 million, compared to negative working capital of $14.3 million at December 31, 2007. As of September 30, 2008, we had $12.5 million in cash and cash equivalents, $4.7 million in restricted cash and $9.8 million in debt. In accordance with the terms of our credit agreement, as amended, we paid down our term loan by an additional $2.0 million in the third quarter and will pre-pay an additional $0.5 million on December 1, 2008. We used, and expect to use, cash on hand for these payments.
Net cash provided by operating activities for the nine months ended September 30, 2008 of $17.3 million increased by $12.0 million from the $5.3 million provided by operating activities in the same 2007 period, primarily due to improved earnings resulting from reduced expenses, favorable working capital fluctuations and a non-recurring payment of a $1.2 million arbitration award to TVG in the first quarter of 2007.
Net cash used in investing activities for the first nine months of 2008 was $1.1 million, compared to net cash used in investing activities of $10.2 million for the same period of 2007. The $9.1 million decline is attributable to reduced capital spending in 2008, the withholding of a $4.3 million payment to the former owners of IRG pending the completion of the Company’s evaluation of possible claims and offsets (see Note 9 of our condensed consolidated financial statements in Part I, Item I of this report) and a non-recurring “make-whole” payment of $4.5 million to United Tote’s former owners pursuant to the terms of the acquisition agreement in the first quarter of 2007.
Net cash used in financing activities in the first nine months of 2008 of $6.1 million increased $0.8 million when compared to that used in the same period in 2007, primarily due to higher loan repayments in 2008 and proceeds in 2007 from a sale-leaseback transaction.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
We have a credit agreement that provides for a revolving credit facility and under which we have a term loan. Our credit agreement, as amended, matures on January 31, 2009. We do not have any borrowings outstanding under the revolving credit facility, and we do not expect to borrow under that facility before January 31, 2009. Management is in discussions with various lenders regarding refinancing the term loan and extending a revolving credit facility. There can be no assurance that a lender will refinance all or any portion of the term loan or provide us with a revolving credit facility on terms acceptable to us or at all. However, management believes that unrestricted cash on hand and cash generated by operating activities will be sufficient to pay scheduled payments on the term loan and the remaining $4.2 million balance expected to be owed at maturity. For more information regarding the terms of our credit agreement, as amended, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this report.
We are currently withholding payment of the third and final promissory note issued in connection with our acquisition of United Tote, pending resolution of several outstanding claims. This promissory note had an aggregate principal amount of $3.2 million and accrued interest of $0.3 million as of September 30, 2008. We have four outstanding claims for indemnification against the former owners of United Tote, and we expect to offset some or all of the amounts owed under this promissory note based on these claims. While we expect these matters to be resolved in the near-term, we cannot predict the precise timing of resolution. As previously disclosed, we have accrued $4.3 million for a potential final earn-out payment that was due to be paid to the former owners of IRG on August 31, 2008, although the precise payment, if any, is subject to reduction for any claims that may be determined prior to the date such payment is due. On August 29, 2008, we sent the former owners of IRG a letter informing them that we believed we had certain claims under the agreements entered into when we acquired IRG and, therefore, we were holding back any final earn-out payment pursuant to the stock purchase agreement until we could determine the full extent of such claims.

Management believes that cash from operations and its on-going efforts to contain costs and operate efficiently, combined with the new targeted marketing initiatives to increase handle and our continuing yield improvement at Youbet Express, will provide sufficient cash flow to adequately support operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months, although we will need to repay, refinance or negotiate an extension of our credit agreement before the end of January 2009. If necessary, we believe we will be able to fully repay our credit agreement from available cash at the January 31, 2009 maturity date.
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
Item 2. Unregistered sales of equity securities and use of proceeds
In March 2007, our board of directors authorized the repurchase of up to two million shares of our common stock for an aggregate purchase not to exceed $10 million. As previously reported, in 2007, we repurchased 586,766 shares for an aggregate purchase price of approximately $1 million. We did not repurchase any shares during the nine months ended September 30, 2008. This program expires in March 2009.
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

YOUBET.COM, INC.
November 10, 2008	By:	/s/ Michael Brodsky
Michael Brodsky
Chief Executive Officer

November 10, 2008	By:	/s/ James A. Burk
James A. Burk
Chief Financial Officer