Form 10-K
period 2008-12-31
YOUBET COM INC
filed 2009-03-06
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4627253 (I.R.S. employer identification no.)

2600 West Olive Avenue, 5th floor, Burbank, CA. 91505 (Address of principal executive offices)	91505 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was approximately $38.1 million based on the closing sale price of $1.27 as reported on the NASDAQ Capital Market on June 30, 2008.
As of December 31, 2008, there were 41,463,470 shares of common stock, $.001 par value per share, outstanding (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Preliminary Notes
This annual report on Form 10-K is for the year ended December 31, 2008. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
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
Cautionary Statement
This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, our assessment of strategic alternatives for United Tote, including a possible sale, as to which there can be no assurance of success, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve further cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.
ITEM 1. BUSINESS
Business Overview
We are a diversified provider of technology and pari-mutuel horse racing content for consumers through Internet and telephone platforms, and a leading supplier of totalizator systems, terminals and other pari-mutuel wagering services and systems to the pari-mutuel industry. Youbet Express is a leading online advance deposit wagering (“ADW”) company focused on horse racing primarily in the United States.
Our website, www.youbet.com, enables our customers to securely wager on horse races at over 150 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are commingled with the host track betting pools.
We appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the-minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
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
We acquired United Tote Company in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts). United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As a result of this acquisition, we now operate two business segments for financial accounting purposes, ADW and totalizator systems. For more information, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.
We were incorporated in Delaware on November 13, 1995. Our executive offices are located at 2600 West Olive Avenue, 5th floor, Burbank, Ca. 91505 and our telephone number is (818) 668-2100. Our website address is www.youbet.com.
Industry Overview
According to The Jockey Club, which is the breed registry for all thoroughbred horses in North America, total U.S. handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $13.6 billion in 2008, of which 89% represented wagers made away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. We believe that the ADW segment has outpaced overall pari-mutuel industry growth in recent years and that the largest volume of ADW wagers in the U.S. were processed through entities licensed as multi-jurisdictional ADW wagering hubs.
In 2000, the United States Congress amended the Interstate Horseracing Act of 1978 to clarify the legality of wagering across state lines via telephone or other electronic media and the commingling of pari-mutuel wagering pools.
In the fourth quarter of 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006, which includes certain racing protective provisions by maintaining the status-quo with respect to wagering activities covered under the Interstate Horseracing Act of 1978, as amended. This Act prohibits the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses; however, the Act specifically excludes from the definition of unlawful Internet gambling “any activity that is allowed under the Interstate Horseracing Act of 1978”. On November 12, 2008, the Department of Treasury and Federal Reserve Board jointly published the final rule (the “UIGEA Rule”) implementing the Unlawful Internet Gambling Enforcement Act of 2006.

Competitive Advantages
We are a leading ADW company focused on horse racing primarily in the U.S. and have processed over $2.1 billion in wagers from January 1, 2004 to December 31, 2008. We believe we have the following competitive advantages:
Extensive customer database and strong analytical capability
We utilize sophisticated data mining software, which generates detailed customer segmentation analyses based on variables such as wagering propensities and preferences. With this information, we are able to personalize our product offerings through targeted special offers, contests and promotions tailored to specific customer segments. This information also helps us maximize revenue yield by allowing us to target promotions and incentives to wagers on tracks that generate greater revenue yield to us.
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
Growth Strategies
We aim to maintain our strong position in the ADW segment and build upon the strength of our brand. We have adopted the following key growth strategies to achieve these objectives:
Continue to develop high-quality wagering products
We intend to continue to develop industry-leading technology and to expand the diversity and breadth of our product offerings and services. We believe this will translate into a more enjoyable customer experience, and as a result, we believe our customers will place a greater portion of their wagering dollars through us.
Seek additional content
We intend to continue to seek access to additional domestic content for our customers to view and to wager on. We also hope to enter into additional content agreements with international racing and gaming entities, which will provide our customers with a more diverse array of content to view and to wager on. In 2008, we derived less than 5% of our handle from races outside of the U.S. and Canada.
Expand geographic presence
We intend to seek opportunities in the U.S. and abroad to leverage our highly scalable online and telephone wagering platforms and to diversify our customer base, revenue streams and content. We hope to increase our penetration of the international market by entering into content and technology agreements with international racing and gaming entities that will enable us to expand our customer base internationally.
Expansion into new gaming opportunities
International jurisdictions permit a broader array of wagering activities than the U.S., including fixed-odds sports betting. We believe that, with modifications, our robust operating platform can be adapted to facilitate such international opportunities.
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

Revenue Sources
For each pari-mutuel wager placed by our customers, we receive a commission calculated as a percentage of the wager. In the aggregate, these commissions represented approximately 76% of our total revenue for 2008. We generate additional revenue primarily from processing fees, monthly subscription fees and the sale of handicapping information.
United Tote revenue is derived from contractual arrangements for the supply, installation, operation, servicing and maintenance of totalizator systems at pari-mutuel facilities, including horse and dog racing tracks. This revenue is supplemented by sales and licensing of supplies, software and equipment used by the facilities.
Marketing
Using a variety of media channels, consisting primarily of online marketing and search engine optimization, supported by tactical print and radio advertising and complimented by brand placement through our track partners, media and promotions channels, we focus our integrated marketing efforts on targeted marketing to horse racing enthusiasts. An integrated marketing approach allows us to cycle a series of targeted messages and promotions centered on key product features, differentiators, benefits, key content, online tournaments and contests, and event-specific promotions. A complimentary strategy, implemented in 2008, includes design and content modifications to the Youbet.com website aimed at increasing its prominence in natural search results in order to drive new customers to the website.
Our marketing campaigns and customer retention strategies are supported with customer research and analysis and are intended to satisfy the needs of existing customers and drive new customers to Youbet ExpressSM. We frequently initiate communication with our customers via phone, email and online channels. One-to-one messaging through the Youbet ExpressSM platform allows us to tailor dynamic personalized messages and offers to our members based on their wagering propensity, preferences and frequency of visitation.
Acquisitions and Dispositions
Acquisition of United Tote
In February 2006, we completed the acquisition of United Tote for $31.9 million plus the assumption of approximately $14.7 million of United Tote debt (primarily related to the financing of equipment that had been placed with United Tote’s track customers). We financed the acquisition by delivering to UT Group, LLC, United Tote’s former owner, approximately $9.7 million in cash, an aggregate of $10.2 million in unsecured promissory notes and 2,181,818 shares of Youbet common stock, valued at $5.50 per share.
The Youbet shares issued to UT Group were subject to a “make-whole” provision pursuant to which we agreed to pay to UT Group a one-time cash payment equal to the amount by which $5.50 exceeds the average trading price of our common stock for the five trading-day period ending on February 9, 2007, multiplied by the number of shares delivered by us and then held by UT Group. In addition, we were entitled to cause UT Group to sell some or all of the Youbet shares on or before February 9, 2007, if the trading price was below $5.50 per share, provided that we paid to UT Group the make-whole amount within ten trading days of the sale. On January 23, 2007, we delivered notice exercising our right to force the sale of UT Group’s 2,181,818 shares of Youbet common stock. On January 24, 2007, all 2,181,818 shares were sold for $3.45 per share, which sale closed on January 29, 2007, and we paid UT Group the aggregate make-whole payment of $4.5 million.
For more information regarding the promissory notes issued to UT Group, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We have streamlined the operations of United Tote and, as previously announced, we are continuing to evaluate strategic alternatives for this segment of our business, including a possible sale.
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

Shutdown of IRG
As further described in Item 3 “Legal Proceedings,” the International Racing Group (“IRG”) business was adversely impacted by a severe reduction in wagering activity following the commencement of an investigation involving the IRG business by the U.S. Attorney’s Office in Las Vegas, Nevada. Accordingly, on February 15, 2008, we stopped taking wagers and ceased all other operations associated with its business. In connection with the IRG shutdown, we surrendered IRG’s license with the Oregon Racing Commission (“ORC”). For more information regarding the discontinued operations of IRG, see Note 17 “Discontinued Operations” in our consolidated financial statements at the end of this report.
Research and Development
Expenses
During 2008, 2007 and 2006, we spent approximately $4.5 million, $4.4 million and $4.1 million, respectively, on research and development activities, including capitalized expenses of $1.1 million, $0.5 million and $1.1 million in 2008, 2007 and 2006, respectively.
New Products
We have made important investments in product development areas focused on meeting our customers’ needs. A number of these improvements were released in the fourth quarter of 2008 rolling into 2009. These developments include “experience” related modification such as enhancing the video streaming quality with higher resolution and speed, through implementation of Flash video. This improvement will allow our customers who use Apple’s Mac products to enjoy our streaming service for the first time. We have created other key wagering and analytic tools including “myROI”, a “return on investment” tool to help customers identify and reproduce their greatest areas of success. Additionally, we have launched tools to enhance the wagering experience, leveraging conditional logic and key improvements to our Wager Queue Pro offerings. We have also developed a number of key new promotional capabilities to improve trial and conversion as well as rebuilding and revising our referral program offering, which provides incentives for our customers to invite their friends to join the Youbet.com family.
In 2008, we began providing a co-branded product for a group of four racetracks in Illinois, which provides for the sharing of the revenue from wagers placed by Illinois customers and sharing the expenses for providing the co-branded product. The co-branded offering provides virtual off-track betting systems and services to customers, including, but not limited to, information regarding horse races enabling customers to transmit wagering instructions on horse races via a Website. This is accomplished through the creation of dynamic pages with a specific URL address to enable visitors and customers to use the service.
Competition
Web-based interactive gaming and wagering is a new and rapidly changing marketplace. We anticipate competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that we are well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.
Our primary competitors in the domestic interactive pari-mutuel wagering market include ODS Technologies, L.P. and ODS Properties, Inc., collectively doing business as TV Games Network (“TVG”), Churchill Downs Technology Initiatives Company, doing business as TwinSpires (“Twinspires”), and XpressBet, Inc. (“XpressBet”).
TVG currently accepts wagers from customers in 15 states. TVG is a 24-hour national horse racing channel broadcast over cable and satellite. In January 2009, Betfair Group Ltd., a gaming company based in the United Kingdom (“Betfair”), purchased TVG from Macrovision Solutions Corporation.
Twinspires is an ADW platform owned by Churchill Downs Incorporated (“Churchill Downs”). Aside from its namesake track, where the Kentucky Derby is held, Churchill Downs also owns and operates Arlington Park, Calder Race Course and Fair Grounds Race Course.

XpressBet is an ADW platform owned by Magna Entertainment Corp. (“Magna”). Magna owns and operates horse racetracks throughout North America, including Santa Anita Park, Gulfstream Park, Golden Gate Fields and Pimlico Race Course, where The Preakness Stakes is held. Magna also owns AmTote International, Inc., which is a provider of totalizator services.
In March 2007, Magna and Churchill Downs announced that they had formed a joint venture called TrackNet Media Group LLC (“TrackNet”) through which the companies’ horse racing content would be available to each other’s various distribution platforms, including XpressBet and Twinspires, as well as third parties, including racetracks, casinos and other ADW providers. TrackNet also purchases horse racing content to make available through its partners’ respective distribution platforms. Magna and Churchill Downs also jointly own Horse Racing Television.
Other competitors include Elite Turf Club, Racing & Gaming Services, Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, Lien Games, and AmWest Entertainment.
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
Government Regulation and Legislation
Current licensing
In June 2008, the Oregon Racing Commission (“ORC”) approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing pari-mutuel wagers. Also, in June 2008, the Washington Horse Racing Commission approved Youbet’s application to renew for one-year our ADW license to accept and place online and telephone horse racing and pari-mutuel wagers.
In November 2008, the Idaho State Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing and pari-mutuel wagers.
In December 2008, the California Horse Racing Board renewed our in-state and out-of-state ADW licenses through the end of 2009. Also, in December 2008, the Virginia Racing Commission approved Youbet’s application to renew for our license to accept and place online and telephone horse racing pari-mutuel wagers through the end of 2009.
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
A number of states have enacted, considered or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states or reduce the profitability of doing business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi- governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business.
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
Employees
As of December 31, 2008, we had a total of 326 employees, all of whom were full-time employees. We have never had a work stoppage. Fifteen of our United Tote employees as of December 31, 2008, were represented by a labor union. We consider our relations with our employees and the union that represents some of our employees to be good.
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
We currently have licenses in the states of California, Idaho, Oregon, Virginia and Washington to operate an ADW multi-jurisdictional wagering hub and/or to accept wagers from residents of such states. We also accept pari-mutuel wagers from subscribers in other states where, we believe, accepting such wagers is permitted pursuant to the Interstate Horseracing Act of 1978, as amended, state laws, and certain other laws and legal principles, including those contained in the U.S. Constitution. However, state attorneys general and gaming regulators may interpret state gaming laws, the federal statutes and constitutional principles and doctrines in a narrower manner than we do. If a federal or state court were to adopt such a narrow interpretation of these laws, we may face criminal or civil damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers in one or more states in the future, which may adversely affect our business and results of operations.

In addition, if any proceedings were brought by governmental or private litigants who disagree with our interpretation of the applicable laws, the adverse publicity and cost of such litigation and diversion of management’s focus and time away from our business operations may have a materially adverse effect on our financial condition and results of operations. From time to time, we have received correspondence from various state governmental agencies inquiring into the legality of our business activities and, in certain circumstances, alleging our non-compliance with state gaming laws. To date, we have responded in a timely manner to all of these inquiries outlining our legal position, which we believe permits our business operations in such states. We cannot assure you that any of these state governmental agencies agree with our legal position or that proceedings intended to prohibit or restrict our business will not be brought against us by one or more of these state governmental agencies in the future.
Furthermore, a number of states have considered, enacted or are considering interactive and Internet gaming legislation and regulations which may inhibit our ability to do business in such states or reduce the profitability of doing business in such states, and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations and enforcement policies that could have a material adverse impact on our business. The extensive regulation by both state and federal authorities of gaming activities also can be significantly affected by changes in the political climate and changes in economic and regulatory policies. Such effects could be materially adverse to us.
Laws and regulations proposed by Congress and various state legislatures or federal or state authorities that are directly applicable to online and Internet gambling could have a material adverse effect on our business.
The Unlawful Internet Gambling Enforcement Act of 2006, (the “UIGEA”), was signed into law on October 13, 2006. On November 12, 2008, the Department of Treasury and Federal Reserve Board jointly published the final rule (the “UIGEA Rule”) implementing the UIGEA.
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
A number of states have enacted, considered or are considering interactive and Internet gaming legislation and regulations which may or may not be worded so as to permit our business to continue in such states; and anti-gaming conclusions and recommendations of other governmental or quasi-governmental bodies could form the basis for new laws, regulations, or enforcement policies that could have a material adverse effect on our business. International expansion of our business could result in our business being subject to laws and regulations of additional foreign jurisdictions, and changes in such laws and regulations or enforcement policies could have a material adverse effect on our business.
If credit card companies, banks or third party processing companies, as a policy, refuse to process account wagering transactions as a result of perceived legal uncertainty surrounding online live event wagering, our business and results of operations could be adversely affected.
Credit card companies, banks and third party processing companies may in the future become hesitant to process deposits, fees and online transactions by our customers as a result of perceived legal uncertainty, including perceived uncertainty under the UIEGA and the UIGEA Rule, which prohibit the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses, even though the UIEGA contains a specific exemption for activities that are permitted under the Interstate Horseracing Act of 1978. The refusal by credit card companies, banks and third party processing companies to process such transactions would limit the methods of payment available to our subscribers, reducing the convenience of our services, and may make competitive services more attractive. This may adversely affect our business.
If the federal government or state governments impose taxes on wagers or increase fees on wagers, our business could be adversely affected.
If one or more governmental authorities successfully assert that we should collect taxes on wagers, it could adversely affect our business. We do not currently collect taxes on wagers. However, one or more local, state or foreign jurisdictions may seek to tax Internet wagering when a subscriber is physically within their jurisdiction at the time the wager is placed. Such taxes, if imposed, could have a material adverse effect on our business. We currently pay all applicable fees on wagers in accordance with the applicable rules and regulations of the jurisdictions where we are licensed and regulated. If the regulatory authorities in such jurisdictions increase the fees required to be paid on wagers, it would have a material adverse effect on our business.

If any of our significant license and content agreements is terminated or is not renewed, our business and results of operations may be adversely affected.
TVG has formed purported exclusive relationships with a number of major U.S. horse racetracks. In May 2001, we entered into a license and content agreement with TVG. Pursuant to this agreement, we have a non-exclusive license to access the simulcast audio, video and data content, as well as the wagering pools, of certain racing content at these racetracks. If our agreement with TVG is terminated or if such relationships between TVG and such racetracks are terminated or not renewed, and if, following any such termination or non-renewal, we are not able to license such content directly from the track operators, our business and results of operations may be adversely affected. We also have content agreements with TrackNet, NYRA and Hollywood Park which allow us to access the video and data content, as well as the wagering pools, of certain racing content controlled by them or their affiliates. If any of these content agreements are terminated or we are not able to renew such agreements, our business and results of operations may be adversely affected.
We face strong competition, and we expect competition to increase.
TVG, which operates an ADW website and the Television Games Network, is a direct competitor in the interactive, pari-mutuel wagering market. The Television Games Network is a 24-hour national racing channel for distribution over cable, Dish Network and DIRECTV®, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. TVG currently operates in 15 states. Expansion by TVG into states where TVG does not currently operate would increase competition for us.
In January 2009, Betfair completed its purchase of TVG. Changes by Betfair in the operation of TVG, including investment of significant resources into the operation of TVG or expansion into states where TVG currently does not operate, would increase competition for us.
Magna and its affiliated ADW website XpressBet, and Churchill Downs and its affiliated ADW website Twinspires.com, are also direct competitors in the domestic interactive, pari-mutuel wagering market. In March 2007, Magna and Churchill Downs announced that they had formed a joint venture called TrackNet through which the companies’ horse racing content would be available to each other’s various distribution platforms, including XpressBet and Twinspires, and to third parties, including racetracks, casinos and other ADW providers. Magna and Churchill Downs also jointly own Horse Racing Television. For more information about TrackNet, see Item 1. “Business—Competition”.
Other competitors include Elite Turf Club, Racing & Gaming Services, Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, Lien Games, and AmWest Entertainment. We expect to compete with these entities, as well as new companies which may enter the interactive, pari-mutuel gaming market. It is possible that our current and potential competitors may have greater resources than us.
The refusal by horsemen’s groups to approve content agreements could have a material adverse effect on our business.
In 2008, the Thoroughbred Horsemen’s Group (“THG”), a collection of horsemen’s groups from several states, refused to approve agreements for the distribution of certain content by ADW operators pursuant to the Interstate Horseracing Act of 1978. It is possible that the THG, other collections of horsemen groups, or individual horsemen groups, could refuse to approve such agreements in the future and such refusal may limit the content we could provide to our customers and therefore have a material adverse affect on our business.
Our inability to retain our relationships with our content providers would have a material adverse effect on our business.
We depend upon a limited number of suppliers for the majority of our premier content, and the cancellation or non-renewal of our license agreements with any one of those suppliers, such as TrackNet, NYRA, Del Mar or Hollywood Park, would have a material adverse effect on our business.
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

Current economic climate may adversely impact customers wager frequency and amounts.
The continuing credit crisis, increasing unemployment and the stock market declines may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles. A significant loss of customers or a considerable decline in wagering would adversely affect our business and results of operations. In addition, the current economic climate could adversely impact wagering levels and profitability at racetracks from which we carry racing content, which may cause certain racetracks to cancel races or cease operations and therefore reduce the content we could provide to our customers. A reduction in the content we provide to our customers could reduce our revenue and have an adverse impact on our profitability.
System failures or damage from earthquakes, fires, floods, power loss, telecommunications failures, break-ins or other unforeseen events could harm our business.
Our business depends upon our communications hardware and our computer hardware. Currently, our hardware is stored in two different locations. Our web services and internet connection hardware are located in a Tier IV co-location facility in Miami, Florida. Our AV distribution systems are stored at a co-location facility in Denver, Colorado. We have built certain redundancies into our systems to avoid downtime in the event of outages, system failures or damage; however, we do not have duplicate geographic locations for our site of operations. Thus, our systems remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, hardware or software error, computer viruses, computer denial-of-service attacks and similar events. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services. Any unscheduled interruption in the availability of our website and our services results in an immediate, and possibly substantial, loss of revenue. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our site, and could permanently harm our reputation and brand. These interruptions also increase the burden on our engineering staff, which, in turn, could delay our introduction of new features and services on our website. We have property and business interruption insurance covering damage or interruption of our systems. However, this insurance might not be sufficient to compensate us for all losses that may occur.
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

If the horse racing tracks that we carry experience unfavorable weather, it may cause races to be cancelled which would reduce our revenue and have an adverse impact on our profitability.
Because horse racing is conducted outdoors, unfavorable weather conditions, including extremely high or low temperatures, excessive precipitation, storms or hurricanes, may cause races to be cancelled. Because a substantial portion of our operating expenses are fixed, a reduction in the number of races held or in the number of horses racing due to unfavorable weather would reduce our revenue and have an adverse impact on our profitability.
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
To the extent our activities involve the storage and transmission of information such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability, as well as costs of complying with laws governing disclosure and remediation following such breaches. Our insurance policies might not be sufficient to reimburse us for losses caused by such security breaches.
The U.S. government’s investigation into the wagering activities of certain IRG customers may adversely affect our financial condition and results of operations.
The U.S. government’s investigation into the wagering activities of certain IRG customers resulted in the seizure of approximately $1.5 million held in IRG bank accounts on October 11, 2007, among other things. On March 14, 2008, we entered into agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to one agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for our continued cooperation with the government’s ongoing investigation. In separate agreements, we agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation.
While these agreements resolve the matter for Youbet, the U.S. government’s ongoing investigation creates other ancillary risks. Our continued cooperation with the U.S. government’s investigation may continue to divert management’s attention from managing our day-to-day operations and expenses arising from cooperating and responding to the U.S. government’s investigation may be significant. In addition, current and former employees, officers and directors may seek indemnification, advancement or reimbursement of expenses from us, including attorneys’ fees, with respect to current or future proceedings related to this matter. These events could adversely affect our financial condition, results of operations and the price of our common stock.

Our credit facility imposes significant restrictions on us.
Our credit facility, which consists of a $5.0 million revolving line of credit and a $10.0 million term loan and matures on November 30, 2010, contains customary covenants under the loan and security agreement, including restrictions on our ability to incur indebtedness, make investments, pay dividends or engage in mergers and acquisitions. The loan and security agreement also contains certain financial covenants, including (i) a requirement to maintain a specified debt service coverage ratio, (ii) a requirement to maintain a leverage ratio not to exceed 2:1, (iii) a requirement to maintain a certain specified adjusted EBITDA and (iv) limitations on capital expenditures. Our indebtedness under the loan and security agreement is guaranteed by UT Gaming, Inc., the direct parent of United Tote Company, and secured by substantially all of our assets, including our intellectual property, and UT Gaming’s equity in United Tote Company. The covenants contained in the loan and security agreement may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet the financial covenants in the loan and security agreement may be adversely affected by deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. As of December 31, 2008, we were in compliance with financial covenants under the loan and security agreement. Failure to comply with these covenants may result in the occurrence of an event of default. Upon the occurrence of an event of default, the lender may terminate our credit facility and demand immediate payment of all amounts borrowed by us, which would have adverse consequences on our business and results of operations and may adversely affect the trading price of our common stock.
Risks Related to United Tote
United Tote‘s totalizator business depends on its relationships with its track and other partners for a substantial portion of its revenue. The loss of all or a portion of these relationships could result in the failure to realize the expected level of revenue from United Tote‘s totalizator business.
United Tote has contracts to provide totalizator services to more than 100 tracks and other facilities that accept pari-mutuel wagers, such as off-track betting parlors, casinos, and jai alai frontons. As a result, the success of United Tote depends, in part, on our ability to maintain successful relationships with United Tote’s contract partners. Should these contract partners discontinue purchasing totalizator services from United Tote, we will fail to realize our expected level of revenue from United Tote’s totalizator business.
United Tote‘s totalizator business depends on the total amount of wagers placed with its track partners.
Many of United Tote’s contracts provide that it will receive a percentage of the pari-mutuel wagers for which it provides totalizator services. As the amount of pari-mutuel wagering increase, United Tote’s revenue increases. Accordingly, a decrease in wagers placed at one or more of United Tote’s contract partners could cause a decline in United Tote’s revenue and, in turn, our consolidated revenue as the owner of United Tote. Further, any material reduction by any one of United Tote’s contract partners in its level of commitment of resources, funding, personnel, and interest in continued development of horse racing or other wagering-based businesses could cause a decline in wagering and United Tote’s and our consolidated revenue.
United Tote‘s totalizator business depends upon leading with and responding to technological changes.
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
Technological or human errors could have a material adverse effect on United Tote’s totalizator business
Errors by United Tote technology or personnel may subject United Tote to liabilities, including financial penalties under its totalizator service contracts, which could have a material adverse effect on United Tote’s business.
Current economic conditions may lead to a cessation or reduction of operations by United Tote’s contract partners that could have a material adverse effect on United Tote’s totalizator business.
The continuing credit crisis, increasing unemployment and the stock market declines may impact the ability of United Tote’s contract partners to continue operations at current levels. A cessation or reduction of operations by United Tote’s contract partners could cause them to discontinue or limit the totalizator services they purchase from United Tote, which could adversely affect our business and results of operations.

Risks Related to Ownership of Our Common Stock
If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.
Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. One such requirement is a $1.00 per share minimum bid price. For example, in March 2008, our common stock did not meet the $1.00 per share minimum bid price requirement for 30 consecutive business days, and on March 31, 2008, Nasdaq delivered a notice regarding our noncompliance with their continued listing requirements. The share price subsequently increased above $1.00 for the minimum time period specified by Nasdaq and the situation was cured. If, in the future, our share price drops below the minimum bid price requirement for the applicable period prescribed by Nasdaq, our common stock would be delisted if we are unable to demonstrate compliance within the applicable grace period. On October 16, 2008, the Nasdaq temporarily suspended the $1.00 minimum bid price requirement until January 16, 2009 and has now extended the temporary suspension until April 20, 2009.
In such a scenario, we may seek stockholder approval to affect a reverse stock split to cause an increase in the trading price of our common stock to a level above the minimum bid price requirement. However, a reverse stock split may not prevent the common stock from dropping back down towards the Nasdaq minimum per share price requirement or below the required level. It is also possible that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock.
If we fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and harm our business. This delisting could also impair the value of your investment.
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
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then-existing stockholders’ equity interests in us. We may from time to time seek additional capital to fund operations and reduce liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. Our Board of Directors has the authority to issue, without vote or action of stockholders, up to 1,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2008, Youbet owned no real property. Youbet currently leases its facilities for administrative, service and/or sales activities. The terms of the leases for our leased facilities expire at various dates from June 2009 to December 2016. The following table sets forth the location, business segment, approximate square footage and purpose of our properties as of December 31, 2008:

Location	Business Segment	Square Footage	Use
Woodland Hills, California	ADW	30,000	Administrative
Burbank, California	ADW	3,000	Executive
Louisville, Kentucky	Totalizator	26,900	Service
San Diego, California	Totalizator	12,103	Sales/Service
Ottawa, Canada	Totalizator	2,000	Sales/Service
Portland, Oregon	Totalizator	1,750	Service
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

On March 14, 2008, we entered into agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to one agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for our continued cooperation with the government’s ongoing investigation. In separate agreements, we agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation.
We also are party to various legal proceedings that are ordinary and incidental to our business. We do not expect that any of these currently pending legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT‘S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock currently trades on the Nasdaq Capital Market under the symbol “UBET”. The following table sets forth, for the periods indicated, the high and low closing price per share for our common stock.

	High	Low
Year Ended December 31, 2007:
First Quarter	$3.75	$2.53
Second Quarter	3.39	2.44
Third Quarter	2.46	1.61
Fourth Quarter	2.06	0.79
Year Ended December 31, 2008:
First Quarter	$1.25	$0.72
Second Quarter	1.65	0.69
Third Quarter	2.01	1.05
Fourth Quarter	1.54	0.80
On December 31, 2008, the closing sale price per share of our common stock as reported on the Nasdaq Capital Market was $0.85 per share. As of December 31, 2008, we had 305 stockholders of record.

Purchases of Equity Securities by Youbet
In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock. Share repurchases are administered by a special committee of directors and must be made on or before March 31, 2009, but may not be made at any time we are in default under the terms of our credit agreement. Since the inception of this repurchase program through the end of 2007, we repurchased 586,766 shares of our common stock at a weighted average price of $1.71 per share for an aggregate purchase price of approximately $1.0 million. We used cash on hand and cash provided by operating activities to fund these share repurchases. We did not repurchase any shares of our common stock during 2008 pursuant to this repurchase program.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Number of Securities Remaining
		Weighted Average	Available for Future Issuance
	Number of Securities to be Issued	Exercise Price of	Under Equity Compensation Plans
	upon Exercise of Outstanding	Outstanding Options,	(excluding securities reflected in
Plan Category	Options, Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by by security holders	5,559,173	1.99	2,811,588
Equity compensation plans not approved by by security holders	—	—	—

	5,559,173	1.99	2,811,588

Comparison of Cumulative Total Returns
The chart below compares the performance of Youbet’s common stock with the performance of the Nasdaq Composite and a peer group index by measuring the changes in common stock prices from December 31, 2003 through December 31, 2008. Pursuant to the SEC’s rules, we created peer group indexes with which to compare our own stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that have lines of business similar to our own. All of the companies included in the peer group index are also engaged in other businesses in which Youbet does not participate. The common stocks of the following companies have been included in the Peer Group Indexes: Peer Group (1) — Churchill Downs, Inc. and Magna Entertainment Corp. Previously included Gemstar-TV Guide International, Inc. was removed due to its acquisition by Macrovision. Peer Group (2) — Churchill Downs, Inc., Magna Entertainment Corp and Scientific Games Corp. The chart assumes $100 was invested on December 31, 2003 in Youbet’s common stock and in each of the foregoing indices. The stock performance shown on the graph below is not necessarily indicative of future price performance.
Dividends
We have never declared or paid any dividends on our common stock. We intend to retain any future earnings primarily for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Our ability to pay dividends is restricted by the loan and security agreement relating to our credit facility. Our ability to declare or pay dividends in the future may be dependent upon our financial condition, results of operations, capital requirements, terms of any debt instruments or preferred stock then outstanding and such other factors as our board of directors may deem relevant at the time.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Years ended December 31,
	2008 (1)	2007(2)	2006 (3)	2005(4)	2004
	(in thousands, except per share data)
Statement of Income Data
Revenues	$109,028	$122,494	$114,594	$81,115	$65,249

Operating costs	114,193	133,867	118,161	77,350	63,868

Income (loss) from continuing operations before income tax (benefit)	(5,165)	(11,373)	(3,567)	3,765	1,381
Income tax (benefit)	658	2,814	734	(1,854)	(3,250)

Income (loss) from continuing operations	(5,823)	(14,187)	(4,301)	5,619	4,631
Income (loss) from discontinued operations (5)	1,372	(14,231)	2,270	72	—

Net income (loss)	$(4,451)	$(28,418)	$(2,031)	$5,691	$4,631

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.14)	$(0.34)	$(0.12)	$0.18	$0.16
Income (loss) from discontinued operations (5)	$0.03	(0.34)	0.06	0.00	0.00
Net income (loss)	$(0.11)	(0.68)	(0.06)	0.18	0.16
Diluted
Income (loss) from continuing operations	$(0.14)	$(0.34)	$(0.12)	$0.16	$0.14
Income (loss) from discontinued operations (5)	$0.03	(0.34)	0.06	0.00	0.00
Net income (loss)	$(0.11)	(0.68)	(0.06)	0.16	0.14

Selected Balance Sheet Data
Cash and cash equivalents	$16,538	$6,551	$21,051	$16,686	$13,287
Working capital (deficit)	(771)	(14,300)	5,019	12,015	8,876
Total assets	48,880	65,050	105,605	40,829	25,442
Current portion of long-term debt	8,704	10,390	8,311	620	391
Long-term debt, net of current portion	3,996	4,767	12,054	178	158
Stockholders’ equity	16,843	19,981	52,774	22,884	14,098

(1)
In connection with our evaluation of strategic alternatives for United Tote, in February 2009, we concluded that the carrying value of United Tote was impaired and recorded a non-cash impairment charge of $11.2 million as of December 31, 2008, which includes the elimination of $6.9 million in goodwill and reductions in the carrying value of computer equipment and intangible assets of $3.1 million and $1.2 million, respectively.

(2)
In connection with our evaluation of strategic alternatives for United Tote, in March 2008, we concluded that United Tote goodwill was impaired and recorded a non-cash impairment charge of $8.0 million as of December 31, 2007.

(3)
In February 2006, we acquired United Tote, and in October 2006, we acquired Bruen Productions. In 2006, we paid amounts and incurred associated legal fees totaling $2.7 million in connection with an arbitration award related to an audit of amounts paid to TVG under our license agreement with TVG for the period April 2002 through March 2005.

(4)	In June 2005, we acquired IRG.

(5)
In December 2007, we sold Bruen Productions and in February 2008, we ceased operations at IRG. The results of both Bruen Productions and IRG have been accounted for as discontinued operations. See Note 14 to our consolidated financial statements at the end of this report.

Selected Unaudited Quarterly Results of Operations
In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2008. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal quarters ended
	2008				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$24,511	$29,239	$29,318	$25,960	$28,592	$33,274	$33,392	$27,236

Costs and expenses
Track fees	8,277	10,199	10,599	10,228	10,261	11,017	9,774	8,194
Licensing fees	2,098	2,378	2,482	2,166	2,823	5,617	6,991	4,379
Network operations	925	983	985	1,035	1,203	1,234	1,079	1,048
Contract costs	3,536	3,859	3,906	3,493	3,760	4,305	4,258	4,261
Cost of equipment sales	88	142	159	77	88	121	189	31

	14,924	17,561	18,131	16,999	18,135	22,294	22,291	17,913

Gross profit	9,587	11,678	11,187	8,961	10,457	10,980	11,101	9,323

Operating expenses
General and administrative	4,198	4,983	3,633	4,938	5,004	4,429	4,342	7,385
Sales and marketing	1,243	1,160	1,351	1,519	2,141	3,598	2,173	2,097
Research and development	862	934	796	838	865	826	925	1,331
Depreciation and amortization including intangibles	1,806	1,972	2,197	2,099	1,618	2,149	2,820	2,530
Impairment writedowns (1)	—	—	—	11,212	—	—	—	8,000

	8,109	9,049	7,977	20,606	9,628	11,002	10,260	21,343

Income (loss) from continuing operations	1,478	2,629	3,210	(11,645)	829	(22)	841	(12,020)
Interest expense, net	(285)	(270)	(223)	(233)	(258)	(377)	(223)	(296)
Other income (expense)	9	(73)	101	137	11	8	30	104

Income (loss) from continuing operations before income tax (benefit)	1,202	2,286	3,088	(11,741)	582	(391)	648	(12,212)
Income tax (benefit)	19	57	286	296	(230)	(18)	(59)	3,121

Income from continuing operations	1,183	2,229	2,802	(12,037)	812	(373)	707	(15,333)
Income (loss) from discontinued operations (2)	(409)	(213)	(120)	2,114	774	16	(640)	(14,381)

Net income (loss)	$774	$2,016	$2,682	$(9,923)	$1,586	$(357)	$67	$(29,714)

Net income per common share, diluted
Income (loss) from continuing operations	$0.03	$0.05	$0.07	$(0.29)	$0.02	$(0.01)	$0.02	$(0.37)
Income (loss) from discontinued operations (2)	(0.01)	—	(0.01)	0.05	0.02	—	(0.02)	(0.34)
Net income (loss) per common share	0.02	0.05	0.06	(0.24)	0.04	(0.01)	—	(0.71)

(1)	We recognized impairment charges in United Tote as of December 31, 2008 and 2007 in the amounts of $11.2 million and $8.0 million, respectively.

(2)
In December 2007, we sold Bruen Productions and in February 2008, we ceased operations at IRG. The results of both Bruen Productions and IRG have been accounted for as discontinued operations. See Note 14 to our consolidated financial statements at the end of this report.

ITEM 7. MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Based on information compiled by The Jockey Club, over 89% of pari-mutuel wagers, or handle, on thoroughbred racing in the United States were placed at locations away from the host track during 2008. We believe the shift toward off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, enables our customers to securely wager on horse races at over 150 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are commingled with the host track betting pools.
We appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (“OTBs”). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of the wagers (handle) processed by Youbet Express.
We acquired United Tote Company in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets.
We have two reportable segments for accounting purposes. Our ADW segment consists of our core Youbet Express operations. Our ADW segment also included IRG until it closed as of February 15, 2008, and Bruen Productions, which we sold in December 31, 2007, the results of both of which are accounted for as discontinued operations. For information on IRG and Bruen Productions, see Note 14 “Discontinued Operations” in our consolidated financial statements at the end of this report. United Tote operations constitute a separate totalizator segment. For information regarding results for each segment, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.

Results of Operations for 2008 Compared to 2007
Revenues
Total revenues decreased $13.5 million, or 11%, for 2008 when compared with 2007. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, decreased approximately $11.8 million, or 12%, compared to 2007 resulting primarily from a 9% decline in handle, as discussed below, as well as higher customer incentives and rebates, which amounted to $2.5 million and represented a 45% increase in such incentives and rebates compared with the prior year. Totalizator segment revenues decreased $1.7 million, or 6%, when compared to 2007.
Total handle for 2008 was $438.3 million, a decrease of $46.0 million, or 9%, compared to 2007 primarily due to the loss of certain track content and changes in jurisdictions where we accept wagers.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), increased 70 basis points to 7.9% in 2008 versus 7.2% in 2007. The yield improvement reflects the impact of changes in track mix favoring tracks with higher yields, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content in 2008. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in 2008 included contract revenue associated with the service of totalizator systems of $22.1 million and equipment sales of $1.1 million, representing a decrease of $1.9 million and an increase of $0.3 million, respectively, compared to 2007. Service revenue declined as a result of track closures and reduced racing days due to inclement weather and track maintenance.
Costs and Expenses
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks remained flat in 2008 when compared to 2007. The year-over-year decrease in track fees attributable to reduced handle was offset by source market fee settlement accruals and higher host fees paid to the NYRA tracks. In the beginning of 2008, these NYRA tracks were no longer TVG exclusive.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $10.7 million, or 54%, in 2008 compared to 2007, primarily due to decreased wagering on horse races at TVG tracks and the fact that, in 2007, certain California racetracks and, beginning in 2008, NYRA racetracks were no longer TVG exclusive and, therefore, became subject to lower licensing fees.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees, declined $0.6 million or 14% in 2008 when compared to 2007. This decrease was primarily attributable to lower data communication, AV fees and totalizator fees, partially offset by higher outside service expenses related to the relocation of our servers to a more secure facility in the latter part of 2007.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, decreased $1.8 million, or 11%, in 2008 compared to 2007, largely due to lower compensation costs resulting from the restructuring initiated during the second half of 2007. In addition, lower repair and maintenance costs, professional fees and data communication expenses were partially offset by higher equipment rental and outside labor expense.
Equipment Costs: Equipment costs, which costs of United Tote associated with earning equipment sales revenue, increased 9% in 2008, when compared with 2007, due to a modest increase in equipment sales.
Operating Expenses
Research and development: Research and development expense decreased $0.5 million, or 13%, in 2008 compared with 2007 primarily due to labor cost savings and higher capitalization of internally developed software. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $4.7 million, or 47%, in 2008 compared to 2007. This decrease was primarily all in the Youbet Express business and resulted from a management priority to reduce and more appropriately target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.

General and administrative: General and administrative expense decreased $3.4 million, or 16%, in 2008 compared to 2007. The decrease in these expenses results primarily from reduced personnel and recruiting expenses, accounting fees and expenses related to improving and testing our internal control over financial reporting, as well as other cost reduction initiatives that commenced in the fourth quarter of 2007 and the of recording severance/termination charges of $2.0 million in the fourth quarter of 2007. These reductions were partially offset by a $0.7 million severance payment to our former interim chief executive officer accrued in the second quarter of 2008 and higher non-cash compensation expense in 2008 compared with 2007.
Depreciation and amortization: Depreciation and amortization decreased $1.0 million, or 11%, compared to 2007, primarily due to the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in 2007 and continued aging of assets.
Impairment Write downs: In connection with our exploration of strategic alternatives for United Tote, we re-evaluated the goodwill related to United Tote. As part of this evaluation, we compared the current estimated fair value to the carrying value of goodwill, and on March 25, 2008, we concluded that United Tote goodwill was impaired and recorded a non-cash impairment charge of $8.0 million as of December 31, 2007. In February, 2009, we concluded that the carrying value of United Tote was further impaired as of December 31, 2008. The total amount of this additional non-cash impairment charge was $11.2 million, which included a $6.9 million impairment of goodwill, and write downs in computer equipment and intangible assets of $3.1 million and $1.2 million, respectively.
Interest expense (income): Interest expense of $1.2 million in 2008, decreased $0.6 million compared to $1.8 million in 2007. This decrease is primarily due to lower debt levels during 2008 and lower interest rates Interest income was $0.4 million lower than 2007, primarily due to lower investment yields in 2008 compared with 2007.
Other income: Other income remained flat when compared to the twelve months ended December 31, 2007.
Income Taxes: Income taxes were negatively impacted by several permanent and non-permanent book/tax differences such as amortization of intangibles, asset impairments, stock based compensation and depreciation. Additionally, in the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.4 million being recognized in 2008. In 2007, the company increased its valuation allowance relating to deferred tax assets for net operating loss carry forwards by $2.9 million. According to Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 109, “Accounting for Income Taxes,” a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2008, positive evidence we considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods. The company concluded that a valuation allowance was warranted against its net operating loss carry forwards.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the year ended December 31, 2008, IRG generated income of $1.4 million resulting from a negotiated earn-out settlement, reducing the earn-out accrual as of December 31, 2007, by $2.2 million. For the year ended December 31, 2007, IRG sustained a net loss of $13.3 million, including an impairment charge for the intangibles associated with the IRG business of $10.9 million. Additionally, effective December 31, 2007, we sold Bruen Productions back to the original owner and we have accounted for Bruen’s operations as discontinued operations. For the year ended December 31, 2007, Bruen generated a loss of $0.9 million, which includes a $0.4 million third quarter charge for the impairment of goodwill.
Results of Operations for 2007 Compared to 2006
Revenues
Total revenues increased $7.9 million, or 7%, for 2007 compared to 2006. ADW segment revenue increased $5.9 million, or 6%, and totalizator segment revenues increased $2.0 million largely due to including full year results for United Tote (acquired in mid-February 2006) in 2007.
Total wagering handle for 2007 was $484.2 million, an increase of $20.5 million, or 4% when compared to 2006. We believe the increase in the Youbet Express handle was driven primarily by an increase in our marketing activity, including player award programs offered in 2007.

Youbet Express yield (defined as commission revenue less track and licensing fees as a percentage of handle) was 7.2% in 2007, up from 6.1% in the prior year, reflecting our efforts to increase handle on higher yielding tracks. We believe that yield is a useful measure to evaluate operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in 2007 included contract revenue associated with the service of totalizator systems of $23.0 million and equipment sales of $0.9 million, an increase of $1.4 million and a decrease of $0.4 million, respectively, compared to 2006.
Costs and Expenses
Track Fees: Track fees increased $1.6 million, or 4%, in 2007 compared to 2006. The increase is consistent with increased handle.
Licensing Fees: For 2007, Licensing fees decreased $2.2 million, or 9.8%, compared to 2006, primarily due to changes in track mix and in 2007 certain California racetracks were no longer TVG exclusive and therefore, became subject to lower licensing fees.
Network Operations: Network operations expense increased $0.6 million, or 16%, for 2007 compared to 2006, primarily due to increased tote fees and communication costs associated with the increase in handle.
Contract Costs: Contract costs increased $3.0 million, or 22%, for the year ended December 31, 2007 compared to 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary, increased data communication costs of $0.5 million, professional fees for internal control over financial reporting compliance of $0.1 million and payroll related costs.
Equipment Costs: Equipment costs for 2007 declined $0.2 million or 36%, when compared with 2006, due to the decline in equipment sales.
Operating Expenses
Research and Development: Research and development expense increased $0.9 million or 31% for 2007, compared to 2006. The 2007 increase is primarily due to a full year’s research and development expense at United Tote, which was acquired in February 2006, reduced capitalization of research and development costs due to a fewer number of projects and the write-off of costs associated with several work-in-progress projects. We continue to invest in the development of our network infrastructure and to support continued technology upgrades, which may increase our research and development expenses in the future.
Sales and Marketing: Sales and marketing expense increased $2.1 million, or 27%, for the year ended December 31, 2007 compared to the same period of 2006 largely due to increased marketing expenditures in the second and third quarters of 2007. This increase was primarily at Youbet Express and resulted from increased business development efforts and marketing programs, including expanded print and television advertising and race track promotional expenses, targeted at reducing the impact of the loss of TrackNet content.
General and Administrative: General and administrative expense increased $1.6 million, or 7%, for the year ended December 31, 2007 compared to the same period of 2006. While reductions in payroll and incentive compensation, and consulting costs as well as the nonrecurring legal expenses associated with a prior-year arbitration with TVG and bank debt refinancing accounted for approximately $0.8 million of expenses in 2006 that were not incurred in 2007. These reductions were offset by the full year impact of the 2006 acquisition of United Tote; a $0.6 million increase United Tote’s bad debt reserve. Additionally, in connection with restructuring our cost structure, we recorded severance/termination charges of $2.0 million in the fourth quarter of 2007.
Depreciation and Amortization: Depreciation and amortization increased $3.1 million compared to the year ended December 31, 2006. This increase was primarily due to the impact of 2007 capital spending, a full years’ depreciation expense and intangible amortization expense at United Tote, which was acquired in the middle of the first quarter of 2006, the final purchase price allocation for that company, completed at year-end 2006 and the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in the third quarter of 2007.
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

Interest Expense: Interest expense decreased to $1.8 million in 2007 compared to $2.0 million in 2006. The decrease is primarily due the pay down of our bank debt. Interest expense is related to our credit facility and, to a lesser extent, the unsecured promissory notes issued in connection with our February 2006 acquisition of United Tote and capitalized leases.
Other Income: Other income increased $0.1 million compared to 2006 primarily due to an early termination fee received by United Tote in the second quarter of 2006.
Income Taxes: Income taxes were negatively impacted by several permanent and non-permanent book/tax differences such as amortization of intangibles, asset impairments, stock based compensation and depreciation. Additionally, we increased our valuation allowance relating to deferred tax assets for net operating loss carry forwards by $2.9 million. According to Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 109, “Accounting for Income Taxes,” a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2007, positive evidence we considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods. We concluded that a valuation allowance was warranted against a portion of our net operating loss carry forwards. On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which had no effect on our financial statements or related disclosures.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the year ended December 31, 2007, IRG sustained a net loss of $13.3 million, including an impairment charge for the intangibles associated with the IRG business of $11 million, and for the year ended December 31, 2006, IRG had a net loss of $3.4 million. Additionally, effective December 31, 2007, we sold Bruen Productions back to the original owner and we have accounted for Bruen’s operations as discontinued operations. For the year ended December 31, 2007, Bruen sustained a net loss of $0.9 million, which includes a $0.4 million third quarter charge for the impairment of goodwill and for the year ended December 31, 2006, Bruen generated net income of $0.03 million.
Liquidity and Capital Resources
During 2008, we funded our operations primarily with net cash provided by operating activities.
As of December 31, 2008, we had negative net working capital of $0.8 million, compared to negative net working capital of $14.3 million at December 31, 2007. In December 2008, we entered into a new credit agreement with National City Bank, which provides us with up to $15.0 million in total borrowing capacity. The credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. Proceeds of $4.6 million from the term loan under new credit facility were used to repay principal and interest in full amounts owed to Wells Fargo Foothill, Inc., our prior lender, as well as fees and expenses associated with the refinancing. The remaining proceeds will be used for general corporate purposes. On December 31, 2008, a principal repayment of $1.25 million was made on the term loan. No amounts have been borrowed under the revolving and letter of credit facility. The terms of the new credit facility are more fully described below under “Credit Facility.”
As of December 31, 2008, we had $16.5 million in cash and cash equivalents and $4.7 million in restricted cash.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
The United States is currently experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows cannot be estimated by management at this time, however, such effects may be significant.

Nevertheless management presently believes that our borrowing capacity, as well as on-going efforts to contain costs and operate efficiently, and growth in handle and yield improvement at Youbet Express will generate sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Cash Flows for 2008 Compared to 2007
Net cash provided by operating activities was $15.0 million for 2008, compared to net cash used by operating activities of $0.6 million for 2007. The year-over-year increase of $15.6 million was primarily due to improved earnings resulting from increase revenues from our ADW segment, reduced expenses, favorable working capital fluctuations and a non-recurring payment of a $1.2 million arbitration award to TVG in the first quarter of 2007
Net cash used in investing activities for 2008 was $1.4 million, compared to net cash used in investing activities of $7.1 million for 2007. The year-over-year decrease of $5.7 million was primarily due to the net cash paid out in 2007 in connection with the United Tote ($4.5 million) acquisition and decreased purchases of property and equipment ($1.1 million).
Net cash used in financing activities was $3.3 million and $6.3 million for 2008 and 2007, respectively. The year-over-year decrease of $3.0 million was primarily due the refinancing of our term loan and pay down of debt. In December 2008, we entered into a new credit facility, the terms of which are described below under “Credit Facility.” Proceeds of $4.6 million from the term loan under the new credit facility were used to repay principal and interest in full amounts owed to the prior lender, as well as fees and expenses associated with the refinancing. Total repayment of debt in 2008 was $14.0 million, which included a $1.25 million repayment on the new term loan versus repayment of $11.0 million of debt in 2007.
Cash Flows for 2007 Compared to 2006
Net cash used in operating activities was $0.6 million for 2007, compared to net cash provided by operating activities of $6.9 million for 2006. The year-over-year decrease of $7.5 million was primarily due to reduced profitability, coupled with decreases of $3.8 million and $6.7 million in accounts payable and accrued expenses, respectively, due to the timing of obligation requirements, attributable a decline in wagering handle experienced in the fourth quarter of 2007 versus 2006. Additionally, we incurred $2.0 million and $0.5 million related to termination and severance costs in 2007, respectively. These decreases were partially offset by the collection of receivables.
Net cash used in investing activities for 2007 was $7.1 million, compared to net cash used in investing activities of $15.9 million for 2006. The year-over-year decrease of $8.8 million was primarily due to the net cash paid out in 2006 in connection with the United Tote ($10.1 million) and increased purchases of property and equipment ($6.2 million) versus 2007 activity consisting of a $4.5 million make-whole payment made in the first quarter to the former owners of United Tote, and general capital spending of $2.5 million.
Net cash provided by (used in) financing activities was ($6.3 million) and $13.1 million for 2007 and 2006, respectively. The year-over-year decrease of $19.4 million was primarily due to proceeds generated from a registered direct offering occurring in the fourth quarter of 2006 ($18.9 million) and the exercise of stock options and warrants, partially offset by the repayment of long-term debt in 2006. The proceeds from the direct registered public offering were used in 2007 to pay off debt ($7.9 million), repurchase Youbet stock ($1.0 million) and working capital requirements. Additional cash proceeds were obtained in 2007 through a sale/leaseback of totalizator equipment and short-term borrowings of $1.1 million and $1.3 million, respectively.

Credit Facility
Our credit facility currently consists of a $5.0 million revolving line of credit and a $10.0 million term loan. At December 31, 2008, $8.8 million was owed on the term loan and we had no outstanding borrowings under the revolving credit facility.
On December 3, 2008, we entered into a loan and security agreement with National City Bank. The loan and security agreement with National City Bank provides for a $10.0 million term loan, and a $5.0 million revolving line of credit and letter of credit facility. In no event, however, may the aggregate principal amount borrowed by us under the loan and security agreement exceed a borrowing base determined by the amount of our available cash plus a percentage, differing in each case, of the value of certain of our eligible accounts, inventory and equipment, subject to additional reserves established by National City Bank at its discretion. In connection with closing the loan and security agreement, we paid National City Bank a fee of $225,000.
On December 3, 2008, we borrowed the full $10.0 million under the term loan. We used $4.6 million to repay principal and interest in full amounts owed to Wells Fargo Foothill, Inc., as well as fees and expenses associated with the refinancing, and the remaining proceeds will be used for general corporate purposes. We have not borrowed any amounts under the revolving and letter of credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at our discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by our leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by us. LIBOR loans may have a one, two or three month term.
The outstanding principal amount under the term loan is due and payable on the last day of each quarter beginning on December 31, 2008 in installments of $1.25 million. The term loan and the revolving credit facility each mature on November 30, 2010. The loan and security agreement provides for mandatory prepayment in the event of certain asset sales and recovery events; provided, that, so long as an event of default has not occurred, a mandatory prepayment of the net proceeds is not required, subject to certain thresholds or amounts as more fully described in the loan and security agreement. Our indebtedness under the loan and security agreement is guaranteed by UT Gaming, Inc., the direct parent of United Tote Company, and secured by substantially all of our assets, including our intellectual property, and UT Gaming’s equity in United Tote Company.
We are subject to customary covenants under the loan and security agreement, including restrictions on our ability to incur indebtedness, make investments, pay dividends or engage in mergers and acquisitions. The loan and security agreement also contains certain financial covenants, including (i) a requirement to maintain a specified debt service coverage ratio, (ii) a requirement to maintain a leverage ratio not to exceed 2:1, (iii) a requirement to maintain a certain specified adjusted EBITDA and (iv) limitations on capital expenditures.
As of December 31, 2008, we were in compliance with financial covenants under the loan and security agreement.
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

The third promissory note has a principal amount of $3.2 million, bears interest at 5.02%, and is currently due, but is subject to rights of indemnification and offset. The terms of the $3.2 million note provide that: (i) we are not required to make a mandatory “excess capital” prepayment under the $3.2 million note until both the $5.2 million note and the $1.8 million note have been paid in full, but no earlier than June 11, 2007; and (ii) we may set off from the amount we owe under this note any loss suffered by us for which we are entitled to indemnification under the United Tote stock purchase agreement. We have four outstanding indemnification claims regarding a United Tote employee lawsuit, a Canadian tax issue, an Internal Revenue Service tax issue, and a Pennsylvania tax issue. As such, payments may be subject to appeal and/or subject to escrow pending resolution. Accrued interest on the $3.2 million note at December 31, 2008 was approximately $0.3 million.
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
Off Balance Sheet Arrangements
We have a standby letter of credit outstanding that is collateralized by a restricted cash account in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination, and permits annual automatic reductions of approximately $0.1 million. As of December 31, 2008, the letter of credit obligation and corresponding cash collateral balance was $0.2 million.
At December 31, 2008, we had outstanding various other irrevocable standby letters of credit issued to the benefit of the California Horse Racing Board, ORC and Washington Horse Racing Commission totaling $0.7 million. These letters of credit include automatic renewals on their anniversary dates.
Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations as of December 31, 2008:

	Payments Due by Period
							2013 and
Contractual Obligations	2009	2010	2011		2012		Beyond	Total

Gary Sproule’s severance agreement	$318,000	$106,000	$		$		$	$424,000
James Burk’s employment agreement (1)	175,000							175,000
Capital leases and other financial arrangements (2)	503,721	246,354						750,075
Operating facility leases (3)	1,207,930	282,086		102,272		106,452	377,795	2,076,535
Operating equipment leases (4)	701,378	163,376		26,104		428		891,286
Bank debt (5)	5,000,000	3,750,000						8,750,000
Notes payable (6)	3,200,000							3,200,000
Other	212,000	105,334						317,334

Total	$11,318,029	$4,653,150		$128,376		$106,880	$377,795	$16,584,230

(1)
The terms of Mr. Burk’s employment agreement and our obligations to make payments thereunder are superseded by the severance and general release agreement we entered into with Mr. Burk on March 5, 2009. See Item 9B. “Other Information — Departure of James A. Burk.”

(2)	Consists of capital lease arrangements for networking equipment, computer equipment and software.

(3)	Consists of minimum rental payments under non-cancelable operating leases for office and production facilities in California, Oregon, Kentucky and Canada.

(4)	Consists of operating lease arrangements for network and computer equipment.

(5)	Consists of the aggregate principal amount of the term loan under our credit facility described above under “Credit Facility.”

(6)	Consists of the principal amount of the third promissory note described above under “Youbet Promissory Notes.”
All accounts payable and accrued expenses presented in the consolidated financial statements are excluded from the above table.

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
Revenues
We record commission revenues and the related track and market access fees as operating expenses when wagers are settled, typically the same day as the wager. Other sources of revenue, such as tote services, are recorded when earned. Incentives offered to customers for them to wager on tracks that generate the greatest margins are deducted from gross revenues as are other volume related incentives offered.
We retain a portion of all wagers as commissions prior to distributing payoffs to the winners. In the aggregate, these commissions, coupled with tote service revenue, represent our primary revenue stream. We expect the majority of our future revenue to be in the form of commissions and fees from pari-mutuel wagering and tote service revenue. We generate additional revenue from processing fees, monthly subscription fees and the sale of handicapping information.
Allowance for doubtful accounts
We are required to make judgments, based on historical experience and future expectations, as to the collectability of accounts receivable. The allowances for doubtful accounts represent allowances for trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their estimated net realizable value. We record these allowances as a charge to general and administrative expenses based on estimates related to the following factors:
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
Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value is estimated by using independent appraisals or other valuation techniques.
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

If we determine that the carrying value of long-lived assets and related goodwill may not be recoverable t, we would measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a non-cash charge to the income statement, together with an equal reduction of the related asset.
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
Indemnification agreements
Under our bylaws and certain consulting and employment agreements, we have agreed to indemnify our officers, directors and other service providers. The term of the indemnification period is for the individual’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, Youbet has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.
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
We believe the estimated fair value of these agreements is minimal. Accordingly, we had no liabilities for these agreements recorded under FIN 45, Guarantor‘s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34, as of December 31, 2007 and 2008.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for us only for financial assets and liabilities on January 1, 2008. SFAS 157 becomes effective for nonfinancial assets January 1, 2009. Since we carry no nonfinancial assets on an estimated fair value basis of accounting, the adoption of SFAS No. 157 for nonfinancial assets will not have an effect on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R,”Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date, none of which are presently expected.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (including a consolidatable variable interest entity) and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2007, and earlier adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, we currently expect that SFAS 160 will not have an impact on our future financial position, results of operations or operating cash flows except if we dispose of a subsidiary (see Note 16 to our consolidated financial statements) before its effective date.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 will be effective for the Company’s fiscal year and interim periods beginning January 1, 2009. We do not expect that SFAS No. 161 will have an impact on the Company’s future financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are still assessing the potential impact of adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
Our exposure to market risk and related changes in interest rates may impact our investment portfolio. As of December 31, 2008, our portfolio of investments included $16.5 million of cash and cash equivalents and $4.7 million of restricted cash. Our portfolio of cash and cash equivalents consists of highly liquid investments with maturities of three months or less at the date of purchase. The average yield on our investments in 2008 was approximately 2.5%. Due to the conservative nature of our investment portfolio, we believe that a sudden 1% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Debt
We had aggregate debt of $12.7 million outstanding at December 31, 2008 under a term loan, promissory note and capital lease obligations. The following table shows the breakdown of our fixed-rate and variable-rate debt at December 31, 2008:

(in thousands)
Variable-rate debt	$8,750
Fixed-rate debt	3,950

Total	$12,700

The weighted average interest rate paid during 2008 on outstanding indebtedness was 5.9%. For variable-rate debt outstanding at December 31, 2008, a 0.25% increase in interest rates would increase annual interest expense by approximately $22,000. Amounts outstanding under the revolving credit facility provides for interest at the banks’ prime rate plus a base rate margin. Our market risk exposure with respect to financial instruments changes in relation to the prime rate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, our management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). These disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management‘s Report on Internal Control Over Financial Reporting. Management’s report and the report of our independent registered public accounting firm on our internal control over financial reporting are included with our consolidated financial statements at the end of this report under the captions, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
United Tote Goodwill Impairment
In connection with our exploration of strategic alternatives for United Tote, we re-evaluated the goodwill related to United Tote. As part of this evaluation, we compared the current estimated fair value to the carrying value of goodwill, and in February  2009, we concluded that United Tote goodwill was impaired as of December 31, 2008. The total amount of this non-cash impairment charge was $11.2 million, which includes the elimination of $6.9 million in goodwill and write downs in capitalized software and intangible assets of $3.1 million and $1.2 million, respectively, and is included in our consolidated financial statements at the end of this report.

Option Grants and Cash Bonuses for Certain Officers and Directors
On March 4, 2009, the compensation committee of our board of directors approved cash bonus compensation and grants of options to purchase shares of our common stock for certain of our employees and directors, including the bonus payments and options grants set forth in the table below for the following director and executive officers:

	Cash Bonus ($)	Option Grant
F. Jack Liebau, Chairman of the Board		200,000

Michael Brodsky, Chief Executive Officer	400,616	400,000

David Goldberg, Chief Operating Officer	100,260	800,000

Michael Nelson, Chief Accounting Officer	125,000	75,000

Daniel Perini, General Counsel	125,000	75,000
The exercise price for each of the above options is $1.26 per share, which represents the closing price of our common stock on March 4, 2009, the grant date. Each of the above options will vest ratably in four equal installments over a four year period on the anniversary of the grant date, beginning on March 2010, and are exercisable until March 3, 2019.
Departure of James A. Burk
On March 5, 2009, we entered into a severance and general release agreement with James A. Burk, under which we agreed with Mr. Burk that he will step down as Chief Financial Officer of Youbet, effective March 31, 2009. The severance and general release agreement, in pertinent part, modifies the severance payable to Mr. Burk under his employment agreement with us and provides that Mr. Burk will be paid a lump sum severance payment of $180,000, which payment is in lieu of severance payments contemplated under his employment agreement, and a lump sum bonus of $120,000. The severance and general release agreement also contains a release of claims on behalf of Mr. Burk.
The foregoing description of the separation and general release agreement with Mr. Burk is qualified in its entirety by reference to the full text of the separation and general release agreement, a copy of which is filed as Exhibit 10.15 and is incorporated herein by reference.
Adoption of Form Indemnification Agreement for Directors
On March 4, 2009, our board of directors approved a form of indemnification agreement between us and each of our directors. The purpose of the indemnification agreement is to provide specific contractual assurance with respect to indemnification and expense advancement rights extended to such directors under our Amended and Restated Bylaws in order to attract highly qualified individuals to serve as directors or in other capacities. The form of indemnification agreement provides assurance that no future amendment to or revocation of our Amended and Restated Bylaws will adversely affect any contractual right of a director or certain other individuals with respect to indemnification and expense advancement.
The foregoing description of the form of indemnification agreement is qualified in its entirety by reference to the full text of the form of indemnification agreement, a copy of which is filed as Exhibit 10.16 and is incorporated herein by reference.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information called for by Item 10 of Form 10-K will be set forth in our proxy statement for our annual meeting of stockholders (the Proxy Statement) and is incorporated herein by reference.
Code of Ethics
Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct (the “Code”), which is applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on our website (http://www.youbet.com/aboutyoubet/investors/code_of_conduct/). A copy of the Code can be obtained free-of-charge upon written request to:
Corporate Secretary
Youbet.com, Inc.
2600 West Olive Avenue, 5th floor
Burbank, CA. 91505
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

(3)	List of Exhibits:

3.1	Certificate of Incorporation of Youbet.com, Inc., as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 20, 2007).

4.1
Registration Rights Agreement by and among Youbet.com, Inc. (formerly You Bet International, Inc.) and the other parties listed therein dated June 29, 1998 (incorporated by reference to Exhibit 99.5 to our current report on Form 8-K filed July 14, 1998).

4.2	Warrant to purchase Youbet common stock issued to Robert M. Fell dated June 29, 1998 (incorporated by reference to Exhibit 99.3 to our current report on Form 8-K filed July 14, 1998).

10.1	Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-3, File No. 333-126131).*

10.2	Amendment Number One to the Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 16, 2006).*

10.3	Amendment Number Two to the Youbet.com, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 17, 2008).*

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 17, 2008).*

10.5	Form of Performance Stock Option Agreement (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 17, 2008).*

10.6	Form of Non-Employee Director Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed June 17, 2008).*

10.7	Lease Agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31, 2000).

10.8
Amendment, dated as of September 8, 2003, to lease agreement for the Woodland Hills Facility dated March 11, 2000 (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-KSB for the year ended December 31, 2003).

10.9	Assignment and Assumption of Lease, dated as of December 15, 2008, by and between Youbet.com, Inc. and Youbet Services Corporation.

10.10
License and Content Agreement, dated as of May 18, 2001, by and among ODS Technologies, L.P., ODS Properties, Inc. and Youbet.com, Inc. (incorporated by reference to Exhibit 10.27 to our quarterly report on Form 10-Q for the quarter ended June 30, 2001).

10.11
Amendment to License and Content Agreement dated as of June 6, 2007, by and among ODS Technologies, L.P., ODS Properties, Inc. and Youbet.com, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 12, 2007).

10.12
Youbet.com, Inc. Offer Letter to Michael D. Nelson, dated December 12, 2006 and accepted December 13, 2006 (incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed January 8, 2007).*

10.13	Employment Agreement, dated as of July 9, 2007, by and between Youbet.com, Inc. and James A. Burk (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 11, 2007).*

10.14
Employment Agreement, dated as of March 1, 2008, by and between Youbet.com, Inc. and Daniel Perini (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008).*

10.15	Severance and General Release Agreement, by and between Youbet.com, Inc. and James A. Burk.*

10.16	Form of Indemnification Agreement.

10.17	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K and filed February 13, 2006).

10.18
Settlement Agreement, dated as of November 13, 2008, by and among Youbet.com, Inc., Louis J. Tavano, James Scott, Richard M. Tavano and Jacktrade LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2008).

10.19
Loan and Security Agreement, dated as of December 3, 2008, by and among Youbet.com, Inc., United Tote Company and Youbet Services Corporation, as borrowers, and National City Bank, as lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K and filed December 9, 2008).

10.20
Term Note A, dated as of December 3, 2008, made by Youbet.com, Inc., United Tote Company and Youbet Services Corporation in favor of National City Bank (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K and filed December 9, 2008).

10.21
Revolving Note, dated as of December 3, 2008, made by Youbet.com, Inc., United Tote Company and Youbet Services Corporation in favor of National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K and filed December 9, 2008).

10.22	Guaranty, dated as of December 3, 2008, made by UT Gaming, Inc. in favor of National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K and filed December 9, 2008).

10.23
Stock Pledge Agreement, dated as of December 3, 2008, between UT Gaming, Inc. and National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K and filed December 9, 2008).

10.24
Intellectual Property Security Agreement, dated as of December 3, 2008, by and among Youbet.com, Inc., United Tote Company and Youbet Services Corporation, as borrowers, and National City Bank, as secured party (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K and filed December 9, 2008).

10.25
Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004).*

10.26
First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2005).*

21.1	List of subsidiaries.

23.1	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 6, 2009	By:	/s/ Michael Brodsky
Michael Brodsky,
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

Signature	Title	Date

/s/ Michael Brodsky Michael Brodsky	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2009

/s/ David Goldberg David Goldberg	Chief Operating Officer	March 6, 2009

/s/ James A. Burk James A. Burk	Chief Financial Officer (Principal Financial Officer)	March 6, 2009

/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	March 6, 2009

/s/ F. Jack Liebau F. Jack Liebau	Chairman of the Board	March 6, 2009

/s/ Gary Adelson Gary Adelson	Director	March 6, 2009

/s/ Michael D. Sands Michael D. Sands	Director	March 6, 2009

/s/ Jay Pritzker Jay Pritzker	Director	March 6, 2009

/s/ James Edgar James Edgar	Director	March 6, 2009

/s/ Michael Soenen Michael Soenen	Director	March 6, 2009

/s/ Raymond Anderson Raymond Anderson	Director	March 6, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
The Company’s independent registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants, has issued an audit report on the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting is included in their report on the audit of our consolidated financial statements, which appears on page F-3 of this Form 10-K.

/s/ Michael Brodsky	/s/ James A. Burk
Michael Brodsky President and Chief Executive Officer	James A. Burk Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Youbet.com, Inc.
Burbank, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2008, 2007 and 2006. Our audits included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for each of the three years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PIERCY BOWLER TAYLOR & KERN
/s/ Piercy, Bowler, Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 6, 2009

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(in thousands, except share amounts)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$16,538	$6,551
Current portion of restricted cash	4,698	8,635
Accounts receivable, net of allowance for doubtful collection of $541 and $3,406	3,031	7,314
Inventories	1,937	2,085
Prepaid expenses and other current assets	1,066	1,417

	27,270	26,002
Property and equipment, net of accumulated depreciation and amortization of $28,623 and $21,638	16,218	24,664
Intangibles, other than goodwill	4,588	6,505
Goodwill		6,859
Other assets	804	1,020

	$48,880	$65,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,704	$10,390
Trade payables	6,484	10,028
Accrued expenses	8,287	11,346
Customer deposits	4,445	8,326
Deferred revenues	121	212

	28,041	40,302
Long-term debt, net of current portion	3,996	4,767

	32,037	45,069

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 shares issued	43	43
Additional paid-in-capital	135,732	134,286
Deficit	(116,424)	(111,973)
Accumulated other comprehensive loss	(129)	(56)
Less treasury stock, 1,099,335 and 1,043,781 shares at cost	(2,379)	(2,319)

	16,843	19,981

	$48,880	$65,050

See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share amounts)

	2008	2007	2006
Revenues
Commissions	$82,929	$93,969	$88,093
Contract revenues	22,064	23,965	21,569
Equipment sales	1,133	877	1,295
Other	2,902	3,683	3,637

	109,028	122,494	114,594

Costs and expenses
Track fees	39,303	39,246	37,688
Licensing fees	9,124	19,810	21,967
Network operations	3,928	4,564	3,934
Contract costs	14,794	16,584	13,548
Cost of equipment sales	466	429	673

	67,615	80,633	77,810

Gross profit	41,413	41,861	36,784

Operating expenses
General and administrative	17,752	21,160	22,771
Sales and marketing	5,273	10,009	7,912
Research and development	3,430	3,947	3,002
Depreciation and amortization	8,074	9,117	5,958
Impairment write downs	11,212	8,000

	45,741	52,233	39,643

Loss from continuing operations before other income (expense) and income tax	(4,328)	(10,372)	(2,859)
Interest income	233	642	536
Interest expense	(1,244)	(1,796)	(1,955)
Other	174	153	711

Loss from continuing operations before income tax	(5,165)	(11,373)	(3,567)

Income tax	658	2,814	734

Loss from continuing operations	(5,823)	(14,187)	(4,301)

Discontinued operations
Income (loss) from discontinued operations, net of $731 income tax benefit in 2007	1,372	(14,231)	2,270

Net loss	$(4,451)	$(28,418)	$(2,031)

Basic income (loss) per share
Loss from continuing operations	$(0.14)	$(0.34)	$(0.12)
Income (loss) from discontinued operations	0.03	(0.34)	0.06

Net loss	(0.11)	(0.68)	(0.06)

Diluted income (loss) per share
Loss from continuing operations	$(0.14)	$(0.34)	$(0.12)
Income (loss) from discontinued operations	0.03	(0.34)	0.06

Net loss	(0.11)	(0.68)	(0.06)

Weighted average shares outstanding
Basic	41,463,470	41,796,218	35,141,027
Diluted	41,463,470	41,796,218	35,141,027
See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2008, 2007 and 2006

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive		Treasury
	Shares	Dollars	Capital	Loss	Deficit	Stock	Total

Balances at January 1, 2006	33,452	33	105,716	—	(81,524)	(1,341)	22,884
Warrants exercised	25		12				12
Stock options exercised	260	1	255				256
Treasury stock re-issuance			13			41	54
Equity sale	6,200	6	18,947				18,953
Stock issued in connection with acquisition of United Tote	2,182	2	11,998				12,000
Cumulative translation adjustment				(10)			(10)
Stock based compensation			656				656
Net loss					(2,031)		(2,031)

Balances at December 31, 2006	42,119	42	137,597	(10)	(83,555)	(1,300)	52,774
Stock options exercised	444	1	352				353
Payment to former owners of United Tote under “make-whole” provision			(4,473)				(4,473)
Other			(88)				(88)
Purchase of treasury stock						(1,019)	(1,019)
Cumulative translation adjustment				(46)			(46)
Stock based compensation			898				898
Net loss					(28,418)		(28,418)

Balances at December 31, 2007	42,563	$43	$134,286	$(56)	$(111,973)	$(2,319)	$19,981
Purchase of treasury stock						$(60)	(60)
Cumulative translation adjustment				(73)			(73)
Stock based compensation			1,446				1,446
Net loss					(4,451)		(4,451)

Balances at December 31, 2008	42,563	$43	$135,732	$(129)	$(116,424)	$(2,379)	$16,843

See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2008	2007	2006
Operating activities
Net loss	$(4,451)	$(28,418)	$(2,031)
Income (loss) from discontinued operations	1,372	(14,231)	2,270

Loss from continuing operations	(5,823)	(14,187)	(4,301)
Adjustments to reconcile net loss to net cash provided by operating activities, continuing operations
Depreciation and amortization of property and equipment	7,332	8,376	5,279
Amortization of intangibles	742	741	679
Goodwill, intangibles and fixed asset impairment	11,212	8,000	—
Stock-based compensation	1,446	898	656
Bad debt	707	1,105	173
Increase in operating (assets) and liabilities			—
Restricted cash, Players Trust SM	32	48	(185)
Accounts receivable	971	430	(1,813)
Inventory	148	502	(610)
Prepaid expenses	310	(372)	757
Deferred tax asset	—	1,797	(231)
Other assets	213	2,473	765
Trade payables	(3,375)	(3,783)	4,432
Accrued expenses	1,385	(6,737)	698
Customer deposits	(160)	90	365
Deferred revenues	(91)	5	(313)
Deferred tax liability	—	—	570

Net cash provided (used) by operating activities, from continuing operations	15,049	(614)	6,921

Investing activities
Purchase of property and equipment	(1,384)	(2,482)	(6,197)
Proceeds from sale of property and equipment	34	—	576
Cash paid for United Tote acquisition, net of $159 cash acquired in 2006	—	(4,473)	(10,191)
Investments in intangibles and other	—	—	(1,116)
Increase in restricted cash (other than Players Trust SM)	—	—	(258)
Decrease in restricted cash (other than Players Trust SM)	—	(168)	1,132
Other	—	—	166

Net cash used in investing activities	(1,350)	(7,123)	(15,888)

Financing activities
Proceeds from issuance of common stock	—	—	19,009
Proceeds from exercise of stock options and warrants	—	353	269
Purchase of treasury stock	(60)	(1,019)	—
Proceeds from sale-leaseback transaction	—	1,065	—
Proceeds from debt	10,752	4,409	3,893
Repayment of debt	(14,019)	(11,045)	(9,840)
Other	—	(88)	—

Net cash provided (used) by financing activities	(3,327)	(6,325)	13,331

Net cash provided by (used in) operating activities, discontinued operations	(312)	(392)	11
Foreign currency translation adjustments	(73)	(46)	(10)

Net increase (decrease) in cash and cash equivalents	9,987	(14,500)	4,365
Cash and cash equivalents at the beginning of period	6,551	21,051	16,686

Cash and cash equivalents at the end of period	$16,538	$6,551	$21,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$772	$1,322	$15
Cash paid for income taxes	603	381	195

Non-cash investing and financing activities:
Seller financing of United Tote acquisition			12,000
Equipment acquired with capital lease and other financing arrangements	810	1,428	469
See notes to consolidated financial statements

Youbet.com and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: THE COMPANY
Youbet.com, Inc. (Youbet) and its consolidated subsidiaries (collectively, the Company) is a licensed, multi-jurisdictional facilitator of online pari-mutuel horse race wagering and a leading supplier of tote equipment and services to the racing industry. Through its main product, Youbet ExpressSM, Youbet offers its customers interactive, real-time audio/video broadcasts, access to a comprehensive database of handicapping information, and, in most states, the ability to wager on a wide selection of horse races in the United States, Canada, the United Kingdom, Australia and South Africa. Youbet is working to expand its brand, products and services throughout the United States and in select international markets.
In 2006, Youbet expanded its product and service offering through the acquisition of United Tote Company and United Tote Canada (collectively with U.T. Gaming, Inc., referred to as United Tote). United Tote is a leading supplier of totalizator systems (a system that process wagers and payouts).
Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries (inclusive of Youbet Services Corporation, International Racing Group (consisting of IRG U.S. Holdings Corp, IRG Holdings Curacao, N.V., International Racing Group, N.V. and IRG Services (collectively, IRG), United Tote and Bruen Productions International, Inc. from October 9, 2006 until it was sold effective December 31, 2007 (Bruen)). The operations of IRG were shut down effective February 15, 2008. Both IRG and Bruen are retroactively reported as discounted operations (Note 14). All inter-company accounts and transactions have been eliminated in consolidation.
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
Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and other volume incentives are recorded as a reduction of commission revenue when the points are issued or discounts are earned.
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
Accounts receivable and allowance for doubtful accounts
Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value. Since customer credit is generally extended on a short-term basis, trade receivables do not normally bear interest. Accounts for which no payments have been received for two consecutive months are considered delinquent, and customary collection efforts are initiated.
The allowance for doubtful accounts (Note 4) is established based on historic loss experience, the individual tracks and players, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions.
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
Inventories
Inventories consist of totalizator components to build totalizator equipment and ticket paper stock. Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The Company regularly reviews inventory quantities on hand and records an allowance for estimated excess and obsolete inventory based primarily on the Company’s forecast of product demand and production requirements.
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

Goodwill
The Company evaluates its goodwill on an annual basis (Note 16) and if events and circumstances (such as, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces) indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in the Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, as follows: Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date. Level 2 inputs — Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best available information available, including internally-developed data. In estimated the fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
Income taxes
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
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required, and there was no effect on 2007 operations as a result of adopting FIN 48. As of December 31, 2008 the Company had not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
The Company will recognize interest and penalties related to income tax matters as part of income tax expense (benefit) in its consolidated statements of operations.
Legal defense costs
Estimated legal defense costs are not accrued. Rather, such costs are accrued and expensed when services are provided.
Stock-based compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) using the modified prospective transition method, for accounting for all stock-based compensation. Stock-based compensation expense related to employee and director stock options recognized for the years ended December 31, 2008, 2007 and 2006 was $1.4 million, $0.9 million and $0.7 million, respectively.
Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Under SFAS No. 123R, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be materially impacted. Expected forfeitures are immaterial and, therefore, the Company is recognizing forfeitures as they occur.
The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant under SFAS 123R uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.9%	3.7%	4.7%
Expected term (years)	7	7	7
Volatility	48.0%	38.1%	30.2%
Expected annual dividend	0	0	0
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
Earnings or net income (loss) per share
Basic earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. In instances where the Company incurs a loss, however, diluting the earnings would not be applicable as the effect would be anti-dilutive.
The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
	(in thousands except share amounts)
2008
Income per share, basic (486 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(4,451)	41,463	$(0.11)

2007
Loss per share, basic (714 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(28,418)	41,796	$(0.68)

2006
Loss per share, basic (3,750 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(2,031)	35,141	$(0.06)

Note 3: RESTRICTED CASH
Facilities lease: As required by a lease agreement (Note 11), the Company provided a standby letter of credit in favor of the landlord secured by restricted cash deposits in like amount through 2010. The restricted cash requirement ($168,000 and $275,000 at December 31, 2008 and 2007, respectively) decreases $107,000 per year for the first five years of the lease and $98,000 thereafter until expiration. The portion of the restricted deposit that is allowed to be released in the subsequent year is reported as a current asset in the accompanying financial statements, the remainder is included in other assets.
Players TrustSM: As of December 31, 2008 and 2007, customer deposits maintained in Players TrustSM totaled $4.6 million and $8.6 million, respectively, all of which is reported as restricted cash in current assets pursuant to our licensing agreements.
Note 4: RECEIVABLES
Accounts receivable consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Track receivables, net of allowance for doubtful collection of $541 and $1,180	$2,904	$6,784
Player receivables, net of allowance for doubtful collection of $0 and $759	0	60
Other, net of allowance for doubtful collection of $0 and $1,467	127	470

	$3,031	$7,314

Note 5: INVENTORIES
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

	December 31,	December 31,
	2008	2007
	(in thousands)
Totalizator components	$1,681	$1,477
Ticket stock	256	608

	$1,937	$2,085

Note 6: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Computer equipment owned	$11,940	$14,520
Computer equipment under capital lease (Note 9)	2,053	1,605
Pari-mutuel equipment	21,634	21,966
Software	5,448	4,347
Office furniture, fixtures and equipment	576	663
Leasehold improvements	3,190	3,201

	44,841	46,302
Less: accumulated depreciation and amortization	(28,623)	(21,638)

	$16,218	$24,664

Depreciation and amortization are recorded over the estimated lives of the following types of property and equipment: computer equipment (3 to 5 years), software (2 to 10 years), furniture and fixtures (5 years) and leasehold improvements (3 to 5 years, limited to the lease term). In connection with our exploration of strategic alternatives for United Tote, the Company re-evaluated the carrying value of United Tote. As part of this evaluation, the Company compared the current estimated fair value to its carrying value and in February 2009, concluded that the United Tote carrying value was impaired as of December 31, 2008 by $11.2 million. Goodwill of $6.9 million was eliminated and based upon the carrying values of property and equipment and intangible assets as of December 31, 2008, the Company reduced the carrying value of property and equipment and intangible assets $3.1 million and $1.2 million respectively.
Note 7: INTANGIBLES, OTHER THAN GOODWILL
Intangibles, other than goodwill, consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Intangibles	$6,750	$7,925
Less: accumulated amortization	(2,162)	(1,420)

	$4,588	$6,505

Amortizable intangibles consist of customer listings, non-competition agreements, trademarks, trade names, technology and game content derived through acquisition of IRG and United Tote. Amortization expense in 2008 and 2007 for these intangibles was $0.7 million and $1.9 million, respectively. Estimated future amortization of intangibles for each of the next five years is $0.7 million, $0.7 million, $0.7 million, $0.6 million, and $0.6 million, respectively. See footnote 6 above for explanation of the $1.2 million reduction in the carrying value of intangibles as of December 31, 2008.
Note 8: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Legal fees	$111	$298
Employee compensation, related taxes and other benefits	3,908	2,853
IRG earnout		4,293
Track fees	926
Accrued interest and taxes	2,037	2,074
Player incentives	450	532
Other	855	1,296

	8,287	11,346

Note 9: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Capital lease obligations and other financing arrangement	$750	$999
Promissary notes	3,200	3,200
Bank term loan	8,750	10,958

	12,700	15,157
Current portion of long-term debt	8,704	10,390

Long-term debt, less current maturities	$3,996	$4,767

In February 2006, the Company completed its acquisition of all of the outstanding stock of United Tote (Note 16) for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, the Company issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. The remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. The Company has four outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In December 2008, the Company entered into a new credit agreement pursuant to which the lender agreed to provide the Company with up to $15.0 million in total borrowing capacity. The credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. At December 31, 2008, the Company owed $8.8 million under the term loan and no amount was outstanding under the revolving credit facility. At December 31, 2008, the interest rate on this facility was 5.75% per annum.
Proceeds of $4.6 million from the new credit agreement were used to repay principal and interest in full amounts owed to the prior lender, as well as fees and expenses associated with the refinancing. The remaining proceeds will be used for general corporate purposes. No amounts have been borrowed under the revolving and letter of credit facility.
The credit agreement provides for mandatory prepayment upon the occurrence of certain specified events. The credit facility is secured by certain assets of the Company and certain of its subsidiaries are guarantors of the Company’s obligations under the credit facility. The credit agreement contains customary covenants under the loan and security agreement, including restrictions on our ability to incur indebtedness, make investments, pay dividends or engage in mergers and acquisitions. The loan and security agreement also contains certain financial covenants, including (i) a requirement to maintain a specified debt service coverage ratio, (ii) a requirement to maintain a leverage ratio not to exceed 2:1, (iii) a requirement to maintain a certain specified adjusted EBITDA and (iv) limitations on capital expenditures.
In April 2007, United Tote entered into a sale-leaseback transaction with a bank. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%.
The Company has financed the purchase of certain equipment through the issuance of bank debt, promissory notes and under capital leasing arrangements. The debt bears interest at rates ranging from 5.0% to 10.4%. Such obligations are payable in monthly installments through May 2010.
Annual maturities for debt, including capital lease obligations as of December 31, 2008, are as follows:

Year	(in thousands)
2009	$8,704
2010	3,996

$12,700

Capital leases
The Company has capital lease arrangements for networking equipment, computer equipment and software. Future obligations under these non-cancelable capital leases are as follows:

Year	(in thousands)
2009	$546
2010	254

Total obligation	800
Less: interest portion	50

Total principal	$750

Note 10: INCOME TAXES
Income tax expense from continuing operations consists of the following:

	2008	2007		2006
	(in thousands)
Current
Federal	$127	$		$76
State	417		4	18
Foreign	114		282	307

	658		286	401

Deferred
Federal	(99)		(600)	(244)
State	699		(735)	577
Change in valuation allowance	(600)		3,863

	0		2,528	333

	$658		$2,814	$734

Income taxes from continuing operations for 2008, 2007 and 2006 differ from “expected” income taxes for those years computed by applying the U.S. federal statutory rate of 34% to loss before taxes for those years as follows:

	2008	2007	2006
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$(1,758)	$(8,640)	$(441)
State tax (benefit) net of federal benefit	345	353	(76)
Foreign taxes	(8)	30
Amortization/impairment of intangibles	2,332	6,762	323
Stock based compensation	492	305	261
Jurisdictional penalties			254
Other permanent differences	42	197	86
Net change in valuation allowance	(601)	3,691
Expiration of California			405
Other, net	(186)	116	(78)

	$658	$2,814	$734

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in the foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.
Except for 2007, income (loss) from discontinued operations principally consists of transactions with no tax effect.

The Company’s net deferred tax assets at December 31 consist of the following:

	2008	2007	2006
	(in thousands)
Deferred tax assets
Net operating loss carry forwards	$23,999	$23,142	$21,848
Tax credit carryforwards	342	226	226
Depreciation	151
Inventory	113
Accrued expenses	564	234	1,272
Accounts receivable allowance	599	1,361	399
Other	143	121	4

	25,911	25,084	23,749

Deferred tax liabilities
Depreciation		(3,573)	(3,210)
Intangibles	(900)	(1,717)	(2,082)
Inventory			(31)

	(900)	(5,290)	(5,323)

Net deferred tax assets	25,011	19,794	18,426

Valuation allowance	(25,011)	(19,794)	(16,629)

	$0	$0	$1,797

The Company has federal and state net operating loss carry forwards in the amount of $59,066,000 and $60,588,000, respectively at December 31, 2008, which are expected to begin expiring in 2012 and 2013, respectively. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carry forwards may be limited in future periods. Further, a portion of the carry forwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carry forwards for the tax years 2008 and 2009. The Company has tax credit carry forwards totaling $342,000.
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2007, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.
The Company expects resolution of any unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.
The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2008, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
The Company is subject to taxation in the US and various states and Canada. The Company’s tax years for 2005, 2006, and 2007 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005. The Company’s federal return was selected for examination by the Internal Revenue Service (IRS) for prior tax year ended December 31, 2006. As of December, 2008, the IRS has not proposed any significant adjustments to the Company’s tax positions. Additionally, the Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of these audits is uncertain; however, management believes there is no material tax liability exposure to the Company at this time.

Note 11: COMMITMENTS
Operating leases
The Company leases office and production facilities in California, Oregon, Kentucky and Canada under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2008 are as follows:

Year	(in thousands)
2009	$1,208
2010	282
2011	102
2012	106
2013	106

$1,804

Total rental expense was approximately $1.3 million, $1.7 million, and $1.3 million for 2008, 2007 and 2006, respectively.
Employment Commitments
Agreement with James A. Burk — Effective July 9, 2007, Mr. Burk entered into a two year employment agreement. Under his employment agreement, Mr. Burk’s annual salary is $300,000 during the first year and may increase in succeeding years based on his and the Company’s performance. Upon execution of the employment agreement, Mr. Burk received 150,000 stock options at an exercise price of $2.35. The stock options are ten year options and shall vest ratably over four years. In addition, Mr. Burk is eligible to receive an annual bonus to be determined by the board of directors in its discretion and based on attaining mutually agreed upon business objectives and certain profitability goals. On March 5, 2009, we entered into a severance and general release agreement with James A. Burk, under which we agreed with Mr. Burk that he will step down as Chief Financial Officer of Youbet, effective as of March 31, 2009. The severance and general release agreement, in pertinent part, modifies the severance payable to Mr. Burk under his employment agreement with us and provides that Mr. Burk will be paid a lump sum severance payment of $180,000, which payment is in lieu of severance payments contemplated under his employment agreement, and a lump sum bonus of $120,000. The severance and general release agreement also contains a release of claims on behalf of Mr. Burk.
Employee Benefit Plan — The Company sponsors two defined contribution 401(k) plans. The plans provide for voluntary contributions by eligible employees and matching contributions by the Company depending on the respective plan. Matching contributions made by the Company included in general and administrative expenses were $0.5 million, $0.5 million and $0.4 million for 2008, 2007 and 2006, respectively, excluding nominal administrative costs assumed by the Company.
Note 12: CONTINGENCIES
The Company is a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these legal proceedings. Accordingly, no losses have been accrued.
The United States is currently experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time buy may likely be significant.
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

Note 13: STOCKHOLDERS’ EQUITY
In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan (the Equity Incentive Plan), which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of December 31, 2008, there were outstanding options for 5,559,173 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 13,750,000 shares.
During 2008, the Company granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)
Stock options were granted to the then executive officers of the Company to purchase a total of 950,000 shares of common stock at exercise prices ranging from $1.10 to $1.95, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

2)
Stock options were granted to other employees of the Company to purchase a total of 710,500 shares of common stock at exercise prices ranging from $1.13 to $1.95, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

3)
Stock options were granted to directors of the Company to purchase a total of 685,448 shares of common stock at an exercise prices ranging from $1.22 to $1.44, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

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
At December 31, 2008, there were options outstanding to acquire 5,559,173 shares at an average exercise price of $1.99 per share. The estimated fair value of all awards granted during the year ended December 31, 2008 was $1.7 million.
The following table summarizes the status of these plans as of December 31, 2008:

Equity Incentive Plan
Options available per the equity incentive plan	13,750,000
Stock options outstanding	5,559,173
Options available for grant	2,811,588

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2006	4,394,372	$2.30
Granted	993,717	3.95
Exercised	(259,819)	1.00
Cancelled	(222,611)	4.43

Balance at December 31, 2006	4,905,659	$2.61
Granted	725,500	2.86
Exercised	(444,359)	0.79
Cancelled	(469,389)	3.81

Balance at December 31, 2007	4,717,411	$2.70
Granted	2,345,948	1.43
Exercised	0	0.00
Cancelled	(1,504,186)	3.34

Balance at December 31, 2008	5,559,173	$1.99

As of December 31, 2008, the total compensation costs related to non-vested awards yet to be expensed was approximately $2.2 million to be amortized over the next four years.

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2007 and 2008 were as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise Price	Contractual Life	Intrinsic Value
As of December 31, 2007
Employees — Outstanding	4,717,411	$2.70	6.03	$12,737,009
Employees — Expected to Vest	1,308,616	3.55	8.87	4,645,587
Employees — Exercisable	3,408,795	2.37	4.95	8,078,844

As of December 31, 2008
Employees — Outstanding	5,559,173	$1.99	7.19	$11,062,754
Employees — Expected to Vest	1,512,054	2.15	9.15	3,250,916
Employees — Exercisable	4,047,119	1.93	6.45	7,810,940
Additional information with respect to outstanding options as of December 31, 2008 is a follows:

Options Outstanding				Options Exercisable
		Weighted
Options	Number	Average	Weighted		Weighted
Exercise	of	Remaining	Average	Number of	Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.49-$0.99	870,000	3.42	$0.53	870,000	$0.53
$1.00-$1.99	2,325,948	9.67	1.43	1,285,448	1.28
$2.00-$4.99	2,280,575	6.12	2.99	1,821,033	2.99
$5.00-$6.19	82,650	6.36	5.32	70,638	5.32
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
Note 14: DISCONTINUED OPERATIONS
Effective December 31, 2007, the Company sold Bruen back to the original owner. The results of Bruen Productions have been treated as discontinued operations in these financial statements and are as follows:

	2007	2006
	(in thousands)
Revenues	$772	$282
Cost of revenues	408	72

Gross profit	364	210
Operating expenses	1,288	183

Net income (loss)	$(924)	$27

Impact on the Company’s income (loss) per share:
- Basic	$(0.02)	$0.00

- Diluted	$(0.02)	$0.00

Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion and, accordingly, has accounted for such operations retroactively as discontinued. The following results of IRG also have been treated as discontinued operations in these financial statements and are as follows:

	2008	2007	2006
	(in thousands)
Revenues	$46	$16,347	$21,807
Cost of revenues	84	12,125	16,123

Gross profit (loss)	(38)	4,222	5,684
Operating expenses (recovery)	(1,410)	17,529	3,441

Net income (loss)	$1,372	$(13,307)	$2,243

Impact on the Company’s income (loss) per share:
- Basic	$0.03	$(0.32)	$0.06

- Diluted	$0.03	$(0.32)	$0.06

Note 15: SEGMENT REPORTING
The Company operates as two reportable segments. The Company’s advance deposit wagering (ADW) segment consists of the operations of Youbet Express and Youbet Services Corporation and its totalizator services segment consists of the operations of United Tote (Note 16). Bruen and IRG were previously reported as part of the advance deposit wagering segment, but are now reported retroactively as discontinued operations (Note 14); therefore, the amounts reported below for the advanced deposit wagering segment have been adjusted to exclude Bruen and IRG.
The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the summary of significant accounting policies. Company management evaluates a segment’s performance based upon its individual financial results of operations. Sales to customers located outside the United States primarily relate to totalizator services and are immaterial. Stated in thousands.

Revenue	2008	2007	2006
ADW segment	$85,831	$97,652	$91,746
Totalizator segment	24,443	26,093	23,885
Intercompany eliminations	(1,246)	(1,251)	(1,037)

	$109,028	$122,494	$114,594

Revenue by Geographic Area	2008	2007	2006
United States	$106,846	$120,225	$112,503
International	2,182	2,269	2,091

	$109,028	$122,494	$114,594

Reconciliation of income (loss) before income tax	2008	2007	2006
Income (loss) from operations before other income (expense) and income tax
- ADW	$8,812	$1,589	$(3,518)
- Totalizator	(13,140)	(11,961)	659

	(4,328)	(10,372)	(2,859)
Interest income	233	642	536
Interest expense	(1,244)	(1,796)	(1,955)
Other	174	153	711

Loss before income tax from continuing operations	(5,165)	(11,373)	(3,567)
Income (loss) before income tax from discontinued operations	1,372	(14,231)	2,270

Loss before income tax	$(3,793)	$(25,604)	$(1,297)

Capital Spending (including capital leases)	2008	2007	2006
ADW segment	$1,667	$287	$2,235
Totalizator segment	527	2,217	4,431

	$2,194	$2,504	$6,666

Depreciation and Amortization	2008	2007	2006
ADW segment	$1,722	$2,464	$1,662
Totalizator segment	6,352	6,653	4,296

	$8,074	$9,117	$5,958

Total Assets	2008	2007	2006
ADW segment	$25,431	$23,617	$50,280
Totalizator segment	23,449	41,433	55,325

	$48,880	$65,050	$105,605

Note 16: IMPAIRMENT OF INTANGIBLES AND GOODWILL
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of expected future cash flows. If the present value of expected future cash flows is are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value. The following table shows the Company’s intangible assets and goodwill activity for the period ended December 31, 2008 and 2007.

	Intangibles		Goodwill
	Advance		Advance
	deposit		deposit
	wagering	Totalizator	wagering	Totalizator
	segment	segment	segment	segment
	(in thousands)
Balance as of January 1, 2007	$6,123	$7,246	$384	$14,859
Additions	5,998
Amortization	(1,198)	(741)
Impairment losses	(10,923)		(384)	(8,000)

Balance as of December 31, 2007	0	6,505	0	6,859
Additions
Amortization		(742)
Impairment losses		(1,175)		(6,859)

Balance as of December 31, 2008	$—	$4,588	$—	$—

In connection with our evaluation of strategic alternatives for United Tote, the Company re-evaluated the goodwill related to United Tote as of December 31, 2007. The Company determined that the carrying value of the net assets of United Tote, including goodwill, exceeded its estimated fair value and concluded goodwill was impaired as of December 31, 2007 by $8.0 million. As the Company is continuing its evaluation of strategic alternatives for United Tote, including a possible sale, combined with the decline in live track wagering and the deterioration in the economic environment, the Company again re-evaluated the carrying value of United Tote as of December 31, 2008 using valuations by interested third parties and discounted cash flow analyses (referred to Level 3 inputs) and concluded that the carrying value of net assets of United Tote exceeded the estimated fair value as of December 31, 2008 by $11.2 million. The Company eliminated the remaining $6.9 million of goodwill and reduced the carrying value of computer equipment and intangible assets by $3.1 million and $1.2 million respectively.

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
In view of these facts, the Company performed a follow-up impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed include those relating to acquired customer lists and a non-compete agreement. These intangibles have increased in amount since the acquisition of IRG due to the annual earn-outs paid to the prior owners due the achievement of certain performance criteria as indicated in the purchase agreement and total approximately $6.7 million (net of amortization). As of December 31, 2007, an additional $4.4 million was earned and was due to be paid as of August 31, 2008. Based on these events, the cash flow forecast for IRG was revised downward resulting in an impairment of the intangibles associated with IRG in the fourth quarter of 2007.
During the fourth quarter of 2008, the Company settled with the former owners of IRG, agreeing to pay $2,252,000 in cash in settlement of all existing disputes and claims, including all claims under the stock purchase agreement and the management agreement. Under the settlement agreement, the former owners relinquished their rights to 55,554 shares of Youbet’s common stock acquired by them in connection with their sale of the IRG business pursuant to the stock purchase agreement. As a result of this settlement, the Company reduced the amortization and depreciation of IRG by $2.2 million, representing the difference between the accrued earn-out payment and the amount of the settlement.

SCHEDULE II
YOUBET.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	cost and	Charged to		Balance at end
Description	period	expenses	other accounts	Deductions	of period
	(in thousands)
Fiscal 2008
Allowance for doubtful accounts receivable	$3,406	707		(3,572)	$541
Allowance for doubtful notes receivable	$0				$0
Deferred tax asset valuation allowance	$19,794	5,217			$25,011

Fiscal 2007
Allowance for doubtful accounts receivable	$1,813	3,002	(7)	(1,402)	$3,406
Allowance for doubtful notes receivable	$76		(76)		$0
Deferred tax asset valuation allowance	$16,629	3,165			$19,794

Fiscal 2006
Allowance for doubtful accounts receivable	$346	173	1,294		$1,813
Allowance for doubtful notes receivable	$		76		$76
Deferred tax asset valuation allowance	$16,629				$16,629

EXHIBIT INDEX

Exhibit Number	Description

10.9	Assignment and Assumption of Lease, dated as of December 15, 2008, by and between Youbet.com, Inc. and Youbet Services Corporation

10.15	Severance and General Release Agreement, by and between Youbet.com, Inc. and James A. Burk *

10.16	Form of Indemnification Agreement

21.1	List of subsidiaries.

23.1	Consent of Piercy Bowler Taylor & Kern

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

*	Management contract or compensatory plan.