Form 10-Q
period 2009-03-31
YOUBET COM INC
filed 2009-05-14
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
March 31, 2009
Commission File Number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2600 West Olive Avenue, 5th Floor
Burbank, Ca. 91505
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of March 31, 2009, the issuer had approximately 41,463,470 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2009
Preliminary Note
This quarterly report on Form 10-Q is for the three-month period ended March 31, 2009. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,674	$16,538
Current portion of restricted cash	4,643	4,698
Accounts receivable, net	2,569	3,031
Inventories	2,121	1,937
Prepaid expenses and other current assets	893	1,066

	27,900	27,270
Property and equipment, net	15,170	16,218
Intangibles assets, net	4,428	4,588
Other assets	600	804

	$48,098	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,531	$8,704
Trade payables	7,004	6,484
Accrued expenses	6,931	8,287
Customer deposits	4,343	4,445
Deferred revenues	305	121

	27,114	28,041
Long-term debt, net of current portion	2,680	3,996

	29,794	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 shares issued	43	43
Additional paid-in capital	136,032	135,732
Accumulated other comprehensive loss	(134)	(129)
Deficit	(115,258)	(116,424)
Less treasury stock, 1,099,335 shares at cost	(2,379)	(2,379)

	18,304	16,843

	$48,098	$48,880

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Commissions	$23,495	$18,422
Contract revenues	4,281	5,171
Equipment sales	86	164
Other	563	754

	28,425	24,511

Costs and expenses
Track fees	13,063	8,277
Licensing fees	1,317	2,098
Network costs	1,005	925
Contract costs	3,240	3,536
Equipment costs	58	88

	18,683	14,924

Gross profit	9,742	9,587

Operating expenses
General and administrative	4,181	4,198
Sales and marketing	1,406	1,243
Research and development	903	862
Depreciation and amortization, including intangibles	1,834	1,806

	8,324	8,109

Income from continuing operations before other income (expense) and income tax	1,418	1,478

Other income (expense)
Interest income	26	69
Interest expense	(224)	(354)
Other	81	9

Income from continuing operations before income tax	1,301	1,202
Income tax	119	19

Income from continuing operations	1,182	1,183

Discontinued operations
Loss from discontinued operations, without tax effect	(16)	(409)

Net income	$1,166	$774

Basic income (loss) per share
Income from continuing operations	$0.03	$0.03
Loss from discontinued operations	(0.00)	(0.01)

Net income per common share	0.03	0.02

Diluted income per share
Income from continuing operations	$0.03	$0.03
Loss from discontinued operations	(0.00)	(0.01)

Net income per common share	0.03	0.02

Weighted average shares outstanding
Basic	41,463,470	41,519,024
Diluted	42,109,982	41,906,975
The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income	$1,166	$774
Loss from discontinued operations	(16)	(409)

Income from continuing operations	1,182	1,183
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	1,674	1,621
Amortization of intangibles	160	185
Stock-based compensation	300	175
Provision for doubtful accounts receivables	161	277
Increase in operating (assets) and liabilities	(46)	1,233

Net cash provided by operating activities, continuing operations	3,431	4,674
Net cash used in operating activities, discontinued operations	(175)	(14)

Net cash provided by operating activities	3,256	4,660

Investing activities
Purchase of property and equipment	(626)	(304)
Increase in restricted cash (other than Players Trust SM)	—	(48)
Other	—	34

Net cash used in investing activities	(626)	(318)

Financing activities
Proceeds from debt	—	308
Repayment of debt	(1,489)	(2,186)

Net cash used in financing activities	(1,489)	(1,878)

Foreign currency translation adjustments	(5)	(5)

Net increase in cash and cash equivalents	1,136	2,459
Cash and cash equivalents at the beginning of period	16,538	6,551

Cash and cash equivalents at the end of period	$17,674	$9,010

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. For further information, please refer to the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
The unaudited consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, Inc., are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Accordingly, IRG is retroactively reported as discontinued operations (Note 10). All significant inter-company accounts and transactions have been eliminated in consolidation.
Preparation of these unaudited consolidated financial statements involves and requires the use of estimates and judgments where appropriate. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for current interim periods are not necessarily indicative of the results to be expected for the full year.
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

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Income from continuing operations	$1,182	$1,183

Denominator:
Basic weighted average shares outstanding	41,463	41,519
Effect of dilutive stock options	647	388

Diluted weighted average shares outstanding	42,110	41,907

Earnings per share — basic	$0.03	$0.03

Earnings per share — diluted	$0.03	$0.03

Note 3: Detail of Selected Balance Sheet Accounts

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Accounts receivable, net
Track receivables	$3,031	$3,445
Other	196	127

	3,227	3,572
Allowance for doubtful accounts	(658)	(541)

	$2,569	$3,031

Inventory
Totalizator components	$1,813	$1,681
Ticket stock	308	256

	$2,121	$1,937

Property and equipment, net
Pari-mutual equipment	$21,709	$21,634
Computer equipment owned	12,389	11,940
Computer equpment under capital lease	2,053	2,053
Software	5,648	5,448
Leasehold improvements	3,190	3,190
Office furniture, fixtures and equipment	570	576

	45,559	44,841
Accumulated depreciation	(30,389)	(28,623)

	$15,170	$16,218

Intangibles assets other than goodwill, net
Intangibles, other than goodwill	$6,750	$6,750
Less: accumulated amortization	(2,322)	(2,162)

	$4,428	$4,588

Note 4: Debt
Debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)

Promissory notes	$3,200	$3,200
Bank term loan	7,500	8,750
Capital lease obligations and other	511	750

	11,211	12,700
Less: short-term debt and current portion of long-term debt	8,531	8,704

Long-term debt, less current maturities	$2,680	$3,996

In February 2006, the Company completed its acquisition of all of the outstanding stock of United Tote for consideration valued at $31.9 million plus the assumption of approximately $14.7 million of debt (primarily related to the financing of equipment placed with United Tote’s track customers). As part of this purchase, the Company issued three unsecured promissory notes to United Tote’s former owners aggregating $10.2 million in principal amount, with each promissory note bearing interest at a fixed rate of 5.02% per annum and with their principal amounts due in full at their respective maturity dates. The Company repaid a $5.2 million principal amount promissory note in December 2006 and a $1.8 million principal amount promissory note in March 2007. The remaining $3.2 million principal amount promissory note is currently due but is subject to rights of indemnification and offset. The Company has outstanding claims for indemnification against the former owners of United Tote and will not pay the net balance due until those matters are resolved.
In December 2008, the Company entered into a new credit facility pursuant to which the lender agreed to provide the Company with up to $15.0 million in total borrowing capacity. The credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. The term loan and the revolving credit facility each mature on November 30, 2010. At March 31, 2009, the Company owed $7.5 million under the term loan and no amount was outstanding under the revolving credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at our discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by our leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by us. LIBOR loans may have a one, two or three month term. At March 31, 2009, the interest rate on the revolving credit facility was 5.75% per annum.
Proceeds of $4.6 million from the new credit facility were used to repay principal and interest in full amounts owed to the prior lender, as well as fees and expenses associated with the refinancing. The remaining proceeds will be used for general corporate purposes. No amounts have been borrowed under the revolving and letter of credit facility.
The loan and security agreement relating to the credit facility provides for mandatory prepayment upon the occurrence of certain specified events. The Company’s indebtedness under the loan and security agreement is guaranteed by certain of the Companies subsidiaries and is secured by substantially all of the Company’s assets. The loan and security agreement contains customary covenants, including restrictions on the Company’s ability to incur indebtedness, make investments, pay dividends or engage in mergers and acquisitions. The loan and security agreement also contains certain financial covenants, including (i) a requirement to maintain a specified debt service coverage ratio, (ii) a requirement to maintain a leverage ratio not to exceed 2:1, (iii) a requirement to maintain a certain specified adjusted EBITDA, and (iv) limitations on capital expenditures.

As of March 31, 2009, the Company was in compliance with financial covenants under the loan and security agreement.
In April 2007, United Tote entered into a sale-leaseback transaction with a bank, containing a bargain purchase option. United Tote sold certain totalizator equipment to the bank for proceeds of $1.1 million and agreed to lease back the equipment for a 24-month period at an implicit interest rate of 8.8%. The equipment underlying this transaction was purchased by the Company in April 2009 for the bargain purchase option of $1 dollar.
Note 5: Income Taxes
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Due to the existence of a valuation allowance, future changes in the Company’s unrecognized tax benefits, if any, may not impact its effective tax rate.
The Company has federal and state net operating loss carryforwards in the amount of $59,066,000 and $60,588,000, respectively at March 31, 2009, which are expected to expire between 2012 and 2027. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carryforwards may be limited in the event of an ownership change in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, the State of California suspended the ability of corporations to offset taxable income for state tax purposes with net operating loss carryforwards for the tax years 2008 and 2009. The Company has California tax credit carryforwards totaling $342,000.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48. As of March 31, 2009, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.
The Company’s Federal return was selected for examination by the Internal Revenue Service (“IRS”) for prior tax year ended December 31, 2006. In the first quarter of 2009, the IRS concluded its examination with no proposed adjustments to the Company’s tax positions. All tax years since 2006 remain open for Federal and California examination. Additionally, the Canadian Revenue Agency is currently auditing United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004. The outcome of the Canadian audit is uncertain; however, management believes there is no material tax liability exposure to the Company at this time.
Note 6: Contingencies
The Company is a party to legal proceedings that are ordinary and incidental to its business. Management is unable to estimate any minimum losses from these matters. Accordingly, no losses have been accrued.
The United States is currently experiencing a recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant.
The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments as discussed in the preceding paragraph. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.

Note 7: Stockholders’ Equity
As of March 31, 2009, options to purchase 12,751,762 shares of common stock had been issued under the Youbet.com, Inc. Equity Incentive Plan, out of a total approved pool of 13,750,000 shares.
Information with respect to stock option activity for the three months ended March 31, 2009 is summarized below:

		Weighted
		Average
	Stock	Option
	Options	Price
	(in thousands)
Balance at January 1, 2009	5,559	$1.99
Options granted	2,090	1.26
Options exercised
Options cancelled	(276)	2.56

Balance at March 31, 2009	7,373	$1.76

Additional information about outstanding options to purchase the Company’s common stock at March 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
Range of Exercise Prices:	(in thousands)	Price	Life (years)	(in thousands)	Price
$0.50 to $0.95	895	$0.54	3.35	870	$0.53
$1.10 to $1.95	4,211	1.33	8.60	1,285	1.28
$2.23 to $2.74	1,354	2.34	5.62	1,177	2.31
$3.04 to $3.92	429	3.63	7.22	242	3.56
$4.00 to $4.91	407	4.36	4.96	361	4.36
$5.03 to $5.62	77	5.32	6.10	66	5.33

Total at March 31, 2009	7,373	1.76	7.11	4,001	1.90

Note 8: Segment Reporting
The Company operates as two reportable segments. The Company’s advance deposit wagering segment consists of the operations of Youbet Express and its totalizator services segment consists of the operations of United Tote. IRG was previously reported as part of the advance deposit wagering segment, but is now reported retroactively as discontinued operations (Note 10).

	Three Months Ended
	March 31,
	2009	2008
	(unaudited, in thousands)
Revenue
Advance deposit wagering segment	$24,058	$19,176
Totalizator services segment	4,659	5,617

	28,717	24,793
Intersegment eliminations	(292)	(282)

	$28,425	$24,511

Revenue by Geographic Area
United States	$28,050	$24,053
International	375	458

	$28,425	$24,511

Reconciliation to Income from Continuing Operations Before Income Tax Expense or Benefit
Income from operations, before other income (expense) and income tax
Advance deposit wagering segment	$2,638	$2,296
Totalizator service segment	(1,220)	(818)

	1,418	1,478
Interest income	26	69
Interest expense	(224)	(354)
Other	81	9

Income from continuing operations before income tax (benefit)	1,301	1,202

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$492	$721
Totalizator services segment	134	54

	$626	$775

Depreciation and Amortization
Advance deposit wagering segment	$520	$438
Totalizator services segment	1,314	1,368

	$1,834	$1,806

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$27,715	$25,431
Totalizator services segment	20,383	23,449

	$48,098	$48,880

Note 9: Impairment of Intangibles
The Company is continuing its evaluation of strategic alternatives, including a possible sale of United Tote, following a write-down of goodwill, computer equipment and intangible assets in the fourth quarter of 2008. However, the Company has not resolved to dispose of United Tote and, accordingly, reports its activities among continuing operations.
Note 10: Discontinued Operations
Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion and, accordingly, has accounted for such operations retroactively as discontinued. The following results of IRG have been treated as discontinued operations for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(unaudited, in thousands)
Revenues	$—	$46
Cost of Revenues	—	67

Gross profit (loss)	—	(21)
Operating expenses	16	388

Net loss	$(16)	$(409)

Impact on the Company’s earning (loss) per share:
- Basic	$(0.00)	$(0.01)

- Diluted	$(0.00)	$(0.01)

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the timely development and market acceptance of new products and technologies; our ability to achieve further cost reductions; our assessment of strategic alternatives for United Tote, including a possible sale, as to which there can be no assurance of success; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where we currently operate; the limitation, conditioning, or suspension of any of our licenses; increases in or new taxes imposed on wagering revenues; the adoption of future industry standards; the loss or retirement of key executives; our ability to meet our liquidity requirements and maintain our financing arrangements; and general economic and market conditions; and other factors described in our annual report on Form 10-K for the year ended December 31, 2008 and from time to time in our other filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
We appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the minute track information, real-time odds and value-added handicapping products, such as Turf day Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, live audio/video broadcasts of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.
Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (OTBs). As a result, our partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage, of wagers processed by Youbet Express.
We acquired United Tote Company in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts)and supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As result of this acquisition, we operate two business segments for financial accounting purposes: ADW and totalizator systems.
As previously disclosed, we shutdown our IRG business effective February 15, 2008. As a result, IRG is treated as discontinued operations, and the revenues and expenses associated with IRG have been excluded from the particular revenue and expense line items on our condensed consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 10 to our condensed consolidated financial statements in Item 1 of this report.
In the first quarter of 2009, we incurred unique compensation-related expenses. We incurred a $0.1 million charge for severance in connection with the departure of our chief financial officer. We also incurred additional compensation expense primarily related to incentive stock options issued, to hire, retain and motivate key personnel.
Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex estimates and judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Our critical accounting estimates and policies are set forth in management’s discussion and analysis of financial condition and results of operations in annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies or estimates.

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that are of significance, or potential significance to the Company.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 became effective for us only for financial assets and liabilities on January 1, 2008. SFAS 157 becomes effective for nonfinancial assets January 1, 2009. However, since we carry no nonfinancial assets on an estimated fair value basis of accounting, nor do we expect to elect to carry any at estimated fair value, the adoption of SFAS No. 157 for nonfinancial assets will not have an effect on our financial position, results of operations or cash flows.
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
Results of continuing operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008
Revenues
Total revenues increased $3.9 million, or 16%, for the first quarter of 2009 when compared with the first quarter of 2008. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, increased approximately $4.9 million, or 25%, compared to 2008 resulting primarily from a 30% improvement in handle, as discussed below. The increase in commissions was offset by higher customer incentives, which amounted to $0.9 million and represented a 57% increase in such incentives compared with the first quarter of 2008. Totalizator segment revenues decreased $1.0 million, or 17%, when compared to the first quarter of 2008.
Total handle for the three months ended March 31, 2009 was $124.0 million, an increase of $28.5 million, or 30%, compared to the first quarter of 2008 primarily due to the return of TrackNet content.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), decreased 1% to 7.4% in the first quarter of 2009 versus 8.4% in the first quarter of 2008. The yield decline reflects the impact of changes in track mix resulting from the return of lower yielding TrackNet content and an increase in player incentives. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in the first quarter of 2009 included contract revenue associated with the service of totalizator systems of $4.6 million and equipment sales of $0.1 million, representing a decrease of $0.9 million and a decrease of $0.1 million, respectively, compared to the first quarter of 2008. Service revenue declined as a result of track closures and reduced racing days due to inclement weather and track maintenance.
Costs and Expenses
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks increased $4.8 million or 58% in the first quarter of 2009 compared to the first quarter of 2008. The quarter-over-quarter increase is attributable to increased handle and host fee rate increases.

Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $0.8 million, or 37%, in the first quarter of 2009 compared to first quarter 2008, primarily due to decreased wagering on horse races at TVG tracks.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees, increased $0.1 million or 9% in the first quarter of 2009 compared to first quarter of 2008. This increase was primarily attributable to higher data communication, AV fees and totalizator fees associated with increased handle volume.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, decreased $0.3 million, or 8%, in the first quarter of 2009 compared to the first quarter of 2008, largely due to further hub consolidation and decreases in communication, ticket paper and travel related costs. These decreases were partially offset by increases in equipment rental and repairs and maintenance costs.
Equipment Costs: Equipment costs, which represent costs of United Tote associated with earning equipment sales revenue, were flat in the first quarter of 2009, when compared with 2008, due to a modest decrease in equipment sales.
Operating Expenses
Research and development: Research and development expense of $0.9 million remained flat in the first quarter of 2009 when compared with the first quarter of 2008. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense of $1.4 million in the first quarter of 2009 increased $0.2 million, or 13%, compared to the first quarter of 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to more appropriately develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.
General and administrative: General and administrative expense of $4.2 million in the first quarter of 2009 were flat when compared to the first quarter of 2008 and represented 15% of total revenue for the first quarter of 2009 versus 17% of total revenue in the first quarter of 2008. Expense increases in the first quarter of 2009 relating to a severance payment to our former chief financial officer, non-cash compensation, bad debt, utility and accounting expenses were substantially offset in the prior year period comparison by the absence of $0.6 million in legal fees incurred in the first quarter of 2008 relating to a settlement finalized in May 2008 involving the Company, Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association the Virginia Racing Commission (VRC), and the Commonwealth of Virginia.
Depreciation and amortization: Depreciation and amortization in the first quarter of 2009 remained flat when compared to the first quarter of 2008.
Interest expense (income): Interest expense of $0.2 million in the first quarter of 2009, decreased $0.1 million compared to $0.3 million in the first quarter of 2008. This decrease is primarily due to lower interest rates. Interest income remained flat when compared to the three months ended March 31, 2008.
Other income: Other income remained flat when compared to the three months ended March 31, 2008.
Income Taxes: The combined estimated annual effective income tax rate used in the quarter ended March 31, 2009, was higher than in the comparable prior year period due to several permanent book/tax differences such as amortization of intangibles, asset impairments and stock-based compensation. Additionally, in the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.1 million being recognized in the first quarter of 2009 versus the first quarter of 2008.

Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the three months ended March 31, 2009, IRG sustained a loss of $16 thousand compared to a loss of $0.4 million in the same period in 2008, primarily due to the timing of such closure in 2008.
Liquidity and capital resources
As of March 31, 2009, the Company had net working capital of $0.8 million, compared to negative working capital of $0.8 million at December 31, 2008, a $1.6 million improvement. During the first three months of 2009, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
During the first quarter of 2009, we funded our operations primarily with net cash provided by operating activities. As of March 31, 2009, we had net working capital of $0.8 million, compared to negative working capital of $0.8 million at December 31, 2008. As of March 31, 2009, we had $17.7 million in cash and cash equivalents, $4.6 million in restricted cash and $11.2 million in debt.
Net cash provided by operating activities for the three months ended March 31, 2009 of $3.3 million decreased by $1.4 million from the $4.7 million provided by operating activities in the same 2008 period, primarily due to unfavorable working capital fluctuations.
Net cash used in investing activities for the first three months of 2009 was $0.6 million, compared to net cash used in investing activities of $0.3 million for the same period of 2008. The $0.3 million increase is attributable to increased capital spending in 2009, associated with the continued improvement of our ADW platform.
Net cash used in financing activities in the first three months of 2009 of $1.5 million decreased $0.4 million when compared to that used in the same period in 2008, primarily due to higher loan repayments in 2008 in accordance with the terms of the related debt.
The United States is currently experiencing a widespread recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities, employment and general discretionary consumer spending. The effects and duration of these developments and related risks and uncertainties on our future operations and cash flows cannot be estimated by management at this time; however, such effects may be significant.
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

Item 3. Quantitative and qualitative disclosures about market risk
We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our annual report on Form 10-K for the year ended December 31, 2008, as amended.
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management evaluated, with the participation of the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There has been no change in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
For an update on legal proceedings, refer to Note 6: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our common stock.
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Submission of matters to a vote of security holders
None.
Item 5. Other information
None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
May 14, 2009	By:	/s/ Michael Brodsky
Michael Brodsky
President and Chief Executive Officer

May 14, 2009	By:	/s/ Michael Nelson
Michael Nelson
Chief Accounting Officer