Form 10-Q
period 2009-06-30
YOUBET COM INC
filed 2009-08-13
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
June 30, 2009
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
Yes ☐ No ☑
As of June 30, 2009, the issuer had approximately 41,500,970 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2009
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and six-month periods ended June 30, 2009. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information

Item 1.	Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,482	$16,538
Current portion of restricted cash	4,848	4,698
Accounts receivable, net of allowance for doubtful collections of $774 and $541	3,705	3,031
Inventories	1,967	1,937
Prepaid expenses and other	1,417	1,066

	27,419	27,270
Property and equipment, net of accumulated depreciation and amortization of $32,032 and $28,623	14,264	16,218
Intangibles assets, net of amortization of $2,482 and $2,162	4,268	4,588

Other assets	536	804

	$46,487	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,504	$8,704
Trade payables	6,153	6,484
Accrued expenses	5,149	8,287
Customer deposits	4,767	4,445
Deferred revenues	259	121

	24,832	28,041
Long-term debt, net of current portion	1,363	3,996

	26,195	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued or outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,600,305 shares issued	43	43
Additional paid-in capital	136,595	135,732
Accumulated other comprehensive loss	(161)	(129)
Deficit	(113,806)	(116,424)
Less treasury stock, 1,099,335 common shares at cost	(2,379)	(2,379)

	20,292	16,843

	$46,487	$48,880

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Commissions	$23,952	$21,792	$47,447	$40,214
Contract revenues	5,501	6,292	9,782	11,463
Equipment sales	65	333	151	498
Other	666	822	1,229	1,575

	30,184	29,239	58,609	53,750

Costs and expenses
Track fees	13,786	10,199	26,850	18,476
Licensing fees	1,343	2,378	2,660	4,476
Network costs	981	983	1,986	1,908
Contract costs	3,842	3,859	7,082	7,395
Equipment costs	40	142	98	230

	19,992	17,561	38,676	32,485

Gross profit	10,192	11,678	19,933	21,265

Operating expenses
General and administrative	4,263	4,983	8,445	9,179
Sales and marketing	1,487	1,160	2,894	2,403
Research and development	800	934	1,703	1,796
Depreciation and amortization, including intangibles	1,786	1,972	3,619	3,779

	8,336	9,049	16,661	17,157

Income from continuing operations before other income (expense) and income tax	1,856	2,629	3,272	4,108

Other income (expense)
Interest income	7	48	33	117
Interest expense	(191)	(318)	(415)	(672)
Other	124	(73)	205	(65)

Income from continuing operations before income tax	1,796	2,286	3,095	3,488
Income tax	341	57	459	76

Net income from continuing operations	1,455	2,229	2,636	3,412

Discontinued operations

Loss from discontinued operations, without tax effect	(2)	(213)	(18)	(622)

Net income	$1,453	$2,016	$2,618	$2,790

Basic income (loss) per share
Income from continuing operations	$0.04	$0.05	$0.06	$0.08
Loss from discontinued operations	0.00	0.00	0.00	(0.01)
Net income	0.04	0.05	0.06	0.07
Diluted income (loss) per share
Income from continuing operations	$0.03	$0.05	$0.06	$0.08
Loss from discontinued operations	0.00	0.00	0.00	(0.01)
Net income	0.03	0.05	0.06	0.07
Weighted average shares outstanding
Basic	41,465,530	41,519,024	41,464,506	41,519,024
Diluted	44,238,133	41,987,398	43,381,685	41,951,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$2,618	$2,790
Loss from discontinued operations	(18)	(622)

Income from continuing operations	2,636	3,412
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	3,299	3,408
Amortization of intangibles	320	371
Stock-based compensation	775	564
Provision for doubtful accounts receivables	236	575
Increase in operating (assets) and liabilities	(4,390)	(527)

Net cash provided by continuing operations	2,876	7,803
Net cash used in discontinued operations	(27)	(281)

Net cash provided by operating activities	2,849	7,522

Investing activities
Purchase of property and equipment	(1,345)	(607)

Decrease (increase) in restricted cash (other than Players Trust SM)	217	(5)
Other	—	34

Net cash used in investing activities	(1,128)	(578)

Financing activities
Proceeds from the exercise of options	88
Proceeds from debt	—	490
Repayment of debt	(2,833)	(3,528)

Net cash used in financing activities	(2,745)	(3,038)

Foreign currency translation adjustments	(32)	(46)

Net increase (decrease) in cash and cash equivalents	(1,056)	3,860
Cash and cash equivalents at the beginning of period	16,538	6,551

Cash and cash equivalents at the end of period	$15,482	$10,411

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2009
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
Preparation of these unaudited consolidated financial statements involves and requires the use of estimates and judgments where appropriate. Events through the date the consolidated financial statements were issued, August 13, 2009, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for current interim periods are not necessarily indicative of the results to be expected for the full year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income from continuing operations	$1,455	$2,229	$2,636	$3,412

Denominator:
Basic weighted average shares outstanding	41,466	41,519	41,465	41,519
Effect of dilutive stock options	2,772	468	1,917	432

Diluted weighted average shares outstanding	44,238	41,987	43,382	41,951

Earnings per share — basic	$0.04	$0.05	$0.06	$0.08

Earnings per share — diluted	$0.03	$0.05	$0.06	$0.08

Note 3: Debt
Debt at June 30, 2009 consisted of the following:

(in thousands)

Promissory notes	$3,200
Bank term loan	6,250
Capital lease obligations and other	417

9,867
Less: short-term debt and current portion of long-term debt	8,504

Long-term debt, less current maturities	$1,363

The Company’s credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. The term loan and the revolving credit facility each mature on November 30, 2010. At June 30, 2009, the Company owed $6.3 million under the term loan and no amount was outstanding under the revolving credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at the Company’s discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by the Company’s leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by us. LIBOR loans may have a one, two or three month term. At June 30, 2009, the interest rate on the term loan was 5.75% per annum.
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
As of June 30, 2009, the Company was in compliance with the financial covenants under the loan and security agreement.
Note 4: Income Taxes
Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Due to the existence of a valuation allowance, future changes in the Company’s unrecognized tax benefits, if any, may not impact its effective tax rate.
The Company has federal and state net operating loss carryforwards in the amount of $59,066,000 and $60,588,000, respectively at June 30, 2009, which are expected to expire between 2012 and 2028. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carryforwards may be limited in the event of an ownership change in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, for the tax years 2008 and 2009, the State of California suspended the ability of corporations to offset taxable income for state income tax purposes with net operating loss carryforwards. The Company has California income tax credit carryforwards totaling $342,000.

The Company’s Federal return was selected for examination by the Internal Revenue Service (“IRS”) for prior tax year ended December 31, 2006. In the first quarter of 2009, the IRS concluded its examination with no proposed adjustments to the Company’s tax positions. All tax years since 2006 remain open for Federal and California examination. Additionally, during the second quarter of 2009, the Canadian Revenue Agency completed its audit of United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004, which resulted in an assessment of additional taxes of $0.2 million in the second quarter of 2009.
Note 5: Contingencies
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

Note 6: Stockholders’ Equity
As of June 30, 2009, options to purchase 12,724,787 shares of common stock had been issued under the Youbet Equity Incentive Plan, out of a total approved pool of 13,750,000 shares.
Information with respect to stock option activity for the three months ended June 30, 2009 is summarized below:

		Weighted
		Average
	Stock	Option
	Options	Price
	(in thousands)
Balance at January 1, 2008	5,559	$1.99
Options granted	2,180	1.32
Options exercised	(38)	2.35
Options cancelled	(393)	2.52

Balance at June 30, 2009	7,308	$1.76

Additional information about outstanding options to purchase the Company’s common stock at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices:	Number of Shares	Price	Life (years)	Number of Shares	Price
	(in thousands)			(in thousands)
$0.50 to $0.95	895	$0.54	3.10	870	$0.53
$1.10 to $1.95	4,211	1.33	8.35	1,354	1.29
$2.23 to $2.81	1,294	2.37	5.38	1,161	2.32
$3.04 to $3.92	430	3.63	6.97	242	3.56
$4.00 to $4.91	402	4.35	4.73	359	4.35
$5.03 to $5.62	76	5.32	5.85	66	5.33

Total at June 30, 2009	7,308	1.76	6.87	4,052	1.90

Note 7: Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments. In evaluating the fair value of other financial instruments, consisting of long-term receivables and debt, the Company generally uses third-party market quotes. The estimated fair value of long-term receivables and debt approximates their carrying value based on Level 2 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as amended.

Note 8: Segment Reporting
The Company operates as two reportable segments. The Company’s advance deposit wagering segment consists of the operations of Youbet Express and its totalizator services segment consists of the operations of United Tote. IRG was previously reported as part of the advance deposit wagering segment, but is now reported retroactively as discontinued operations (Note 10). In the second quarter of 2009, the Company began charging United Tote for its share of executive management services approximating $0.2 million per quarter. The three and six month periods ended June 2008, were retroactively adjusted for $0.2 million for comparability purposes in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Advance deposit wagering segment	$24,618	$22,615	$48,676	$41,789
Totalizator services segment	5,769	6,946	10,428	12,565

	30,387	29,561	59,104	54,354
Intersegment eliminations	(203)	(322)	(495)	(604)

	$30,184	$29,239	$58,609	$53,750

Revenue by Geographic Area
United States	$29,670	$28,647	$57,715	$52,700
International	514	592	894	1,050

	$30,184	$29,239	$58,609	$53,750

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$2,566	$2,787	$5,204	$5,083
Totalizator service segment	(710)	(158)	(1,932)	(975)

	1,856	2,629	3,272	4,108
Interest income	7	48	33	117
Interest expense	(191)	(318)	(415)	(672)
Other	124	(73)	205	(65)

Income before income tax from continuing operations	1,796	2,286	3,095	3,488
Income before income tax from discontinued operations	(2)	(213)	(18)	(622)

Income before income tax	$1,794	$2,073	$3,077	$2,866

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$561	$172	$1,053	$893
Totalizator services segment	158	131	292	185

	$719	$303	$1,345	$1,078

Depreciation and Amortization
Advance deposit wagering segment	$548	$391	$1,067	$829
Totalizator services segment	1,238	1,581	2,552	2,950

	$1,786	$1,972	$3,619	$3,779

	June 30,	December 31,
	2009	2008
	(in thousands)
Total Assets
Advance deposit wagering segment	$27,066	$25,431
Totalizator services segment	19,421	23,449

	$46,487	$48,880

Note 9: Impairment of Intangibles
The Company is continuing its evaluation of strategic alternatives, including a possible sale of United Tote, following a write-down of goodwill, computer equipment and intangible assets in the fourth quarter of 2008. However, the Company has not resolved to dispose of United Tote and, accordingly, reports its activities among continuing operations.
Note 10: Discontinued Operations
Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion and, accordingly, has accounted for such operations retroactively as discontinued. The following results of IRG have been treated as discontinued operations for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$46
Cost of Revenues	—	11	—	79

Gross profit (loss)	—	(11)	—	(33)
Operating expenses	2	202	18	589

Net loss	$(2)	$(213)	$(18)	$(622)

Impact on the Company’s earning (loss) per share:
- Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

- Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Item 2.	Management’s discussion and analysis of financial condition and results of operations
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
We acquired United Tote Company in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As result of this acquisition, we operate two business segments for financial accounting purposes: ADW and totalizator systems.
As previously disclosed, we shutdown our IRG business effective February 15, 2008. As a result, IRG is treated as discontinued operations, and the revenues and expenses associated with IRG have been excluded from the particular revenue and expense line items on our condensed consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 9 to our condensed consolidated financial statements in Item 1 of this report.
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

Results of continuing operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008
Revenues
Total revenues increased $0.9 million, or 3%, for the second quarter of 2009 when compared with the second quarter of 2008. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, increased approximately $2.0 million, or 9%, compared to 2008 resulting primarily from a 13% improvement in handle, as discussed below. The increase in commissions was partially offset by higher customer incentives of $0.9 million, a 57% increase in such incentives compared with the second quarter of 2008. Totalizator segment revenues decreased $1.2 million, or 17%, when compared to the second quarter of 2008.
Total handle for the three months ended June 30, 2009 was $128.4 million, an increase of $14.7 million, or 13%, compared to the second quarter of 2008 primarily due to the return of TrackNet Media Group content.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), decreased 1.2% to 6.9% in the second quarter of 2009 versus 8.1% in the second quarter of 2008. The yield decline reflects the impact of changes in track mix resulting from the return of lower yielding TrackNet content and an increase in player incentives. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Revenue generated by our United Tote operations in the second quarter of 2009 included contract revenue associated with the service of totalizator systems of $5.7 million and equipment sales of $0.1 million, representing decreases of $0.9 million and $0.2 million, respectively, compared to the second quarter of 2008. Service revenue declined primarily as a result of track closures and reduced racing days.
Costs and Expenses
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks increased $3.6 million or 35% in the second quarter of 2009 compared to the second quarter of 2008. The quarter-over-quarter increase is attributable to increased handle and host fee rate increases.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $1.0 million, or 44%, in the second quarter of 2009 compared to second quarter 2008, primarily due to decreased wagering on horse races at TVG exclusive tracks.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees in 2009 remained flat when compared to second quarter of 2008.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, remained flat, in the second quarter of 2009 when compared to the second quarter of 2008, as decreases in communication, ticket paper and travel related costs were largely offset by increases in equipment rental and repairs and maintenance costs.
Equipment Costs: Equipment costs, which represent costs of United Tote associated with earning equipment sales revenue, declined 72% in the second quarter of 2009, when compared with 2008, due to a significant decrease in equipment sales.
Operating Expenses
Research and development: Research and development expense of $0.8 million decreased $0.1 million or 14% in the second quarter of 2009 when compared with the second quarter of 2008 primarily due to labor cost savings and an increase in the capitalization of internally developed software. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.

Sales and marketing: Sales and marketing expense of $1.5 million in the second quarter of 2009 increased $0.3 million, or 28%, compared to the second quarter of 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to more appropriately develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.
General and administrative: General and administrative expense of $4.3 million in the second quarter of 2009 decreased $0.7 when compared to the second quarter of 2008 and represented 14% of total revenue for the first quarter of 2009 versus 17% of total revenue in the second quarter of 2008. The decrease is primarily due to the incurrence of a $0.8 million severance payment to our former interim chief executive officer in the second quarter of 2008. Expense increases in the second quarter of 2009 relating to non-cash compensation, legal, utility and travel expenses were partially offset by reductions in salaries/benefits and bad debt.
Depreciation and amortization: Depreciation and amortization in the second quarter of 2009 decreased $0.2 million when compared to the second quarter of 2008 due to capital spending requirements.
Interest expense (income): Interest expense of $0.2 million in the second quarter of 2009, decreased $0.1 million compared to $0.3 million in the second quarter of 2008. This decrease is primarily due to lower interest rates. Interest income decreased slightly when compared to the three months ended June 30, 2008.
Other income: Other income increased $0.2 million when compared to the three months ended June 30, 2008, due to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: The combined estimated annual effective income tax rate used in the quarter ended June 30, 2009, was higher than in the comparable prior year period due to several permanent book/tax differences such as amortization of intangibles, asset impairments and stock-based compensation. In the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.1 million being recognized in the second quarter of 2009 versus the first quarter of 2008. Additionally, in the second quarter of 2009, the Canadian Revenue Agency completed its audit of United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004, which resulted in an assessment of additional taxes of $0.2 million in the second quarter of 2009.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations.
Results of continuing operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008
Revenues
Total revenues increased $4.9 million, or 9%, for the six months ended June 30, 2009 when compared with the first six months of 2008. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, increased approximately $6.9 million, or 16%, compared to 2008 resulting primarily from a 21% improvement in handle, as discussed below. The increase in commissions was partially offset by higher customer incentives, which amounted to $1.8 million, a 57% increase in such incentives compared with the first half of 2008. Totalizator segment revenues decreased $2.1 million, or 17%, when compared to the first half of 2008.
Total handle for the six months ended June 30, 2009 was $252.4 million, an increase of $43.2 million, or 21%, compared to the first half of 2008 primarily due to the return of TrackNet content.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), decreased 1.1% to 7.1% in the first half of 2009 versus 8.2% in the first half of 2008. The yield decline reflects the impact of changes in track mix resulting from the return of lower yielding TrackNet content and an increase in player incentives. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.

Revenue generated by our United Tote operations in the first half of 2009 included contract revenue associated with the service of totalizator systems of $10.2 million and equipment sales of $0.2 million, representing a decrease of $1.8 million and $0.3 million, respectively, compared to the first half of 2008. Service revenue declined primarily as a result of track closures and reduced racing days.
Costs and Expenses
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks increased $8.4 million or 45% in the first half of 2009 compared to the first half of 2008. The increase is attributable to increased handle and host fee rate increases.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $1.8 million, or 41%, in the first half of 2009 compared to first half 2008, primarily due to decreased wagering on horse races at TVG tracks.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees, increased $0.1 million or 4% in the first half of 2009 compared to first half of 2008. This increase was primarily attributable to higher data communication, AV fees and totalizator fees associated with increased handle volume.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, decreased $0.3 million, or 4%, in the first half of 2009 compared to the first half of 2008, largely due to further hub consolidation and decreases in communication, ticket paper and travel related costs. These decreases were partially offset by increases in equipment rental and repairs and maintenance costs.
Equipment Costs: Equipment costs, which represent costs of United Tote associated with earning equipment sales revenue, decreased $0.1 million in the first half of 2009, when compared with 2008, due to a decrease in equipment sales.
Operating Expenses
Research and development: Research and development expense of $1.7 million decreased slightly in the first half of 2009 when compared with the first half of 2008 primarily due to labor cost savings and a reduction in the capitalization of internally developed software. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense of $2.9 million in the first half of 2009 increased $0.5 million, or 20%, compared to the first half of 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to more appropriately develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.
General and administrative: General and administrative expense of $8.4 million in the first half of 2009 decreased $0.7 million when compared to the first half of 2008 and represented 14% of total revenue for the first half of 2009 versus 17% of total revenue in the first half of 2008. The decrease is primarily due to the incurrence of $0.6 million in legal fees in the first quarter of 2008 in connection with litigation preceding the settlement finalized in May 2008 involving the Company, Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association the Virginia Racing Commission (VRC), and the Commonwealth of Virginia and the incurrence of a $0.8 million severance payment to our former interim chief executive officer in the second quarter of 2008, Expense increases in the first half of 2009 relating to a severance payment to our former chief financial officer, non-cash compensation, bad debt, utility and accounting expenses were partially offset by reductions in salaries/benefits, bank charges and taxes.

Depreciation and amortization: Depreciation and amortization in the first half of 2009 decreased $0.2 million when compared to the first half of 2008 due to capital spending requirements.
Interest expense (income): Interest expense of $0.4 million in the first half of 2009, decreased $0.3 million compared to $0.7 million in the first half of 2008. This decrease is primarily due to lower interest rates. Interest income decreased slightly when compared to the six months ended June 30, 2008.
Other income: Other income increased $0.2 million when compared to the six months ended June 30, 2008, due to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: The combined estimated annual effective income tax rate used in the six months ended June 30, 2009, was higher than in the comparable prior year period due to several permanent book/tax differences such as amortization of intangibles, asset impairments and stock-based compensation. In the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.2 million being recognized in the first half of 2009 versus the first half of 2008. Additionally, in the second quarter of 2009, the Canadian Revenue Agency completed its audit United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004, which resulted in an assessment of additional taxes of $0.2 million in the second quarter of 2009.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the six months ended June 30, 2009, IRG sustained a loss of $18 thousand compared to a loss of $0.6 million in the same period in 2008.
Liquidity and capital resources
As of June 30, 2009, the Company had net working capital of $2.6 million, compared to negative working capital of $0.8 million at December 31, 2008, a $3.4 million improvement. During the first six months of 2009, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
As of June 30, 2009, we had $15.5 million in cash and cash equivalents, $4.8 million in restricted cash and $9.9 million in debt.
Net cash provided by operating activities for the six months ended June 30, 2009 of $2.8 million decreased by $4.7 million from the $7.5 million provided by operating activities in the same 2008 period, primarily due to unfavorable working capital fluctuations related to increased receivables and payment of various accruals.
Net cash used in investing activities for the first six months of 2009 was $1.1 million, compared to net cash used in investing activities of $0.6 million for the same period of 2008. The $0.5 million increase is attributable to increased capital spending in 2009, associated with the continued improvement of our ADW platform.
Net cash used in financing activities in the first six months of 2009 of $2.7 million decreased $0.3 million when compared to that used in the same period in 2008, primarily due to higher loan repayments in 2008 in accordance with the terms of the related debt.
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

Nevertheless management presently believes that our borrowing capacity, as well as on-going efforts to contain costs and operate efficiently, and growth in handle and associated commissions at Youbet Express will generate sufficient cash flow to adequately support its operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Refer to Note 5: “Contingencies” in Part I, Item 1 of this Form 10-Q.

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
We held our annual meeting of stockholders on June 1, 2009. Three matters were voted on at this meeting: Proposal No. 1 — The election of eight directors to our board of directors; Proposal No. 2 — The amendment of our Certificate of Incorporation to restrict certain transfers of our common stock (the “NOL Charter Amendment”); and Proposal No. 3 — The approval of our board of directors’ decision to adopt and implement a stockholder rights plan, which became effective on March 31, 2009 (the “NOL Rights Plan”). Both the NOL Charter Amendment and the NOL Rights Plan were designed to help preserve the long-term value of our net operating losses and built-in losses within the meaning of Section 382 of the Internal Revenue Code.
All director nominees were duly elected at the 2009 annual meeting. The following table sets forth the director nominees and the votes for and the votes withheld with respect to each such nominee:

Nominee:	Votes For	Votes Withheld

Gary Adelson	36,100,965	936,578

Raymond C. Anderson	36,096,281	941,262

Michael Brodsky	36,625,011	412,532

James Edgar	36,307,708	729,835

David Goldberg	36,297,954	739,589

F. Jack Liebau	36,614,574	422,969

Michael D. Sands	36,143,054	894,498

Michael Soenen	36,620,736	416,807
In addition, our stockholders approved the NOL Charter Amendment in Proposal No. 2, with 24,151,793 votes cast in favor, 78,905 votes cast against and 274,115 abstentions. Affirmative votes in favor of the NOL Charter Amendment represented the requisite majority of the outstanding shares of our common stock.
Finally, our stockholders approved the adoption of the NOL Rights Plan in Proposal No. 3, with 22,519,897 votes cast in favor, 1,711,161 votes cast against and 273,755 abstentions. Affirmative votes in favor of the NOL Rights Plan represented the requisite majority of the total votes cast on the proposal.

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

YOUBET.COM, INC.

August 13, 2009	By:	/s/ David Goldberg

David Goldberg
President and Chief Executive Officer

August 13, 2009	By:	/s/ Michael Nelson

Michael Nelson
Chief Accounting Officer