Form 10-Q/A
period 2009-03-31
YOUBET COM INC
filed 2009-09-08
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
March 31, 2009
Commission File Number: 001-34276
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

Explanatory Note
Youbet.com, Inc. (“Youbet,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2009 (the “Original Form 10-Q”), to restate our consolidated financial statements as of and for the three months ended March 31, 2009. In addition, we are concurrently filing a Form 10-Q/A to restate our consolidated financial statements for the six months ended June 30, 2009.
The restatement relates to an error in our calculation of accruals with respect to our Youbet Advantage player incentive program that resulted in misstatements in our consolidated financial statements as of and for the three months ended March 31, 2009. See Note 2 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the three months ended March 31, 2009.
In addition, we have revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report accordingly to reflect the effects of the restatement on our consolidated financial statements.
In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of March 31, 2009, and concluded at this time that because of the error that resulted in the restatement, we had a material weakness in internal control over financial reporting and therefore, our disclosure controls and procedures were not effective as of March 31, 2009. See Item 4 of Part I of this report for further discussions and remediation measures that are in progress.
Item 6 of Part II of this report has also been revised to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures related to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and our amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

YOUBET.COM, INC.
INDEX TO FORM 10-Q/A
FOR THE QUARTER ENDED
March 31, 2009
Preliminary Note
This amended Quarterly Report on Form 10-Q/A is for the three-month period ended March 31, 2009. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information

Item 1.	Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Restated
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,674	$16,538
Current portion of restricted cash	4,643	4,698
Accounts receivable, net	2,569	3,031
Inventories	2,121	1,937
Prepaid expenses and other current assets	893	1,066

	27,900	27,270
Property and equipment, net	15,170	16,218
Intangibles assets, net	4,428	4,588
Other assets	600	804

	$48,098	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,531	$8,704
Trade payables	7,004	6,484
Accrued expenses	7,277	8,287
Customer deposits	4,343	4,445
Deferred revenues	305	121

	27,460	28,041
Long-term debt, net of current portion	2,680	3,996

	30,140	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,562,805 shares issued	43	43
Additional paid-in capital	136,032	135,732
Accumulated other comprehensive loss	(134)	(129)
Deficit	(115,604)	(116,424)
Less treasury stock, 1,099,335 shares at cost	(2,379)	(2,379)

	17,958	16,843

	$48,098	$48,880

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	Restated
	2009	2008
Revenues
Commissions	$23,118	$18,422
Contract revenues	4,281	5,171
Equipment sales	86	164
Other	563	754

	28,048	24,511

Costs and expenses
Track fees	13,063	8,277
Licensing fees	1,317	2,098
Network costs	1,005	925
Contract costs	3,240	3,536
Equipment costs	58	88

	18,683	14,924

Gross profit	9,365	9,587

Operating expenses
General and administrative	4,181	4,198
Sales and marketing	1,406	1,243
Research and development	903	862
Depreciation and amortization, including intangibles	1,834	1,806

	8,324	8,109

Income from continuing operations before other income (expense) and income tax	1,041	1,478

Other income (expense)
Interest income	26	69
Interest expense	(224)	(354)
Other	81	9

Income from continuing operations before income tax	924	1,202
Income tax	88	19

Income from continuing operations	836	1,183

Discontinued operations
Loss from discontinued operations, without tax effect	(16)	(409)

Net income	$820	$774

Basic income (loss) per share
Income from continuing operations	$0.02	$0.03
Loss from discontinued operations	(0.00)	(0.01)

Net income per common share	0.02	0.02

Diluted income per share
Income from continuing operations	$0.02	$0.03
Loss from discontinued operations	(0.00)	(0.01)

Net income per common share	0.02	0.02

Weighted average shares outstanding
Basic	41,463,470	41,519,024
Diluted	42,109,982	41,906,975
The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	Restated
	2009	2008
Operating activities
Net income	$820	$774
Loss from discontinued operations	(16)	(409)

Income from continuing operations	836	1,183
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	1,674	1,621
Amortization of intangibles	160	185
Stock-based compensation	300	175
Provision for doubtful accounts receivables	161	277
Increase in operating (assets) and liabilities	300	1,233

Net cash provided by operating activities, continuing operations	3,431	4,674
Net cash used in operating activities, discontinued operations	(175)	(14)

Net cash provided by operating activities	3,256	4,660

Investing activities
Purchase of property and equipment	(626)	(304)
Increase in restricted cash (other than Players Trust SM)	—	(48)
Other	—	34

Net cash used in investing activities	(626)	(318)

Financing activities
Proceeds from debt	—	308
Repayment of debt	(1,489)	(2,186)

Net cash used in financing activities	(1,489)	(1,878)

Foreign currency translation adjustments	(5)	(5)

Net increase in cash and cash equivalents	1,136	2,459
Cash and cash equivalents at the beginning of period	16,538	6,551

Cash and cash equivalents at the end of period	$17,674	$9,010

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
The unaudited consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, Inc., are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Accordingly, IRG is retroactively reported as discontinued operations (Note 11). All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Note 2: Restatement
Subsequent to the filing of the Company’s original Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, management identified an error in its calculation of its player awards incentive accrual. Specifically, certain player reward incentive points which had expired inadvertently had not been removed from the player’s availability pool and had been redeemed, thus causing a reduction in the player awards incentive accrual. Accordingly, this restatement increases the players’ incentive awards accrual by $0.4 million.

On September 1, 2009, upon the recommendation of management, the audit committee of the Company’s board of directors authorized the restatement of the previously-issued financial statements as of and for the quarter ended March 31, 2009 to correct the calculation error. The restatement had the overall effect of reducing previously reported net income for the quarter by $0.3 million and basic and diluted income per share by $0.01. Details of the effects of the restatement on the consolidated balance sheet at March 31, 2009 and the consolidated statement of operations and consolidated statement of cash flows for the quarter then ended are presented in the following table:

	March 31, 2009
	As Originally Filed	Restated
	(in thousands, other than per share amounts)
Consolidated Balance Sheet
Liabilities and stockholders’ equity
Accrued expenses	6,931	7,277
Current liabilities	27,114	27,460
Total liabilities	29,794	30,140
Deficit	(115,258)	(115,604)
Total stockholders’ equity	18,304	17,958

Consolidated Statement of Operations
Commissions	23,495	23,118
Revenue	28,425	28,048
Gross profit	9,742	9,365
Income from continuing operations before interest income (expense) and other	1,418	1,041
Income from continuing operations before income taxes	1,301	924
Income taxes	119	88
Income from continuing operations	1,182	836
Net income	1,166	820

Basic income from continuing operations	0.03	0.02
Basic income from common share	0.03	0.02
Diluted income from continuing operations	0.03	0.02
Diluted income from common share	0.03	0.02

Consolidated Statement of Cashflows
Net income	1,166	820
Income from continuing operations	1,182	836
Increase in operating (assets) and liabilities	(46)	300

Note 3: Earnings Per Share
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

	Three Months Ended
	March 31,
	Restated
	2009	2008
Numerator:
Income from continuing operations	$836	$1,183

Denominator:
Basic weighted average shares outstanding	41,463	41,519
Effect of dilutive stock options	647	388

Diluted weighted average shares outstanding	42,110	41,907

Earnings per share — basic	$0.02	$0.03

Earnings per share — diluted	$0.02	$0.03

Note 4: Detail of Selected Balance Sheet Accounts

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Accounts receivable, net
Track receivables	$3,031	$3,445
Other	196	127

	3,227	3,572
Allowance for doubtful accounts	(658)	(541)

	$2,569	$3,031

Inventory
Totalizator components	$1,813	$1,681
Ticket stock	308	256

	$2,121	$1,937

Property and equipment, net
Pari-mutual equipment	$21,709	$21,634
Computer equipment owned	12,389	11,940
Computer equipment under capital lease	2,053	2,053
Software	5,648	5,448
Leasehold improvements	3,190	3,190
Office furniture, fixtures and equipment	570	576

	45,559	44,841
Accumulated depreciation	(30,389)	(28,623)

	$15,170	$16,218

Intangibles assets other than goodwill, net
Intangibles, other than goodwill	$6,750	$6,750
Less: accumulated amortization	(2,322)	(2,162)

	$4,428	$4,588

Note 5: Debt
Debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Promissory notes	$3,200	$3,200
Bank term loan	7,500	8,750
Capital lease obligations and other	511	750

	11,211	12,700
Less: short-term debt and current portion of long-term debt	8,531	8,704

Long-term debt, less current maturities	$2,680	$3,996

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
Note 6: Income Taxes
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
Note 7: Contingencies
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
Note 8: Stockholders’ Equity
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

Note 8: Segment Reporting
The Company operates as two reportable segments. The Company’s advance deposit wagering segment consists of the operations of Youbet Express and its totalizator services segment consists of the operations of United Tote. IRG was previously reported as part of the advance deposit wagering segment, but is now reported retroactively as discontinued operations (Note 11).

	Three Months Ended
	March 31,
	(unaudited, in thousands)
	Restated
	2009	2008
Revenue
Advance deposit wagering segment	$23,681	$19,176
Totalizator services segment	4,659	5,617

	28,340	24,793
Intersegment eliminations	(292)	(282)

	$28,048	$24,511

Revenue by Geographic Area
United States	$27,673	$24,053
International	375	458

	$28,048	$24,511

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$2,261	$2,296
Totalizator service segment	(1,220)	(818)

	1,041	1,478
Interest income	26	69
Interest expense	(224)	(354)
Other	81	9

Income (loss) before income tax (benefit) from continuing operations	924	1,202
Income (loss) before income tax (benefit) from discontinued operations	(16)	(409)

Income (loss) before income tax (benefit)	$908	$793

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$492	$721
Totalizator services segment	134	54

	$626	$775

Depreciation and Amortization
Advance deposit wagering segment	$520	$438
Totalizator services segment	1,314	1,368

	$1,834	$1,806

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
Total Assets
Advance deposit wagering segment	$27,715	$25,431
Totalizator services segment	20,383	23,449

	$48,098	$48,880

Note 10: Impairment of Intangibles
The Company is continuing its evaluation of strategic alternatives, including a possible sale of United Tote, following a write-down of goodwill, computer equipment and intangible assets in the fourth quarter of 2008. However, the Company has not resolved to dispose of United Tote and, accordingly, reports its activities among continuing operations.

Note 11: Discontinued Operations
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
Restatement
We have restated our consolidated balance sheet as of March 31, 2009, and the related consolidated statement of operations and cash flows for the three months then ended, including the applicable notes included in this amended Quarterly Report on Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note to this report and Note 2 to the consolidated financial statements in Item 1 above. The following discussion and analysis of our financial condition and results of operations has been modified and updated to reflect the effect of these restatements.
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
As previously disclosed, we shutdown our IRG business effective February 15, 2008. As a result, IRG is treated as discontinued operations, and the revenues and expenses associated with IRG have been excluded from the particular revenue and expense line items on our consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 11 to our consolidated financial statements in Item 1 of this report.
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

Results of continuing operations for the three months ended March 31, 2009 (as restated) compared to the three months ended March 31, 2008
Revenues
Total revenues increased $3.5 million, or 14%, for the first quarter of 2009 when compared with the first quarter of 2008. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, increased approximately $4.5 million, or 23%, compared to 2008 resulting primarily from a 30% improvement in handle, as discussed below. The increase in commissions was offset by higher customer incentives, which amounted to $1.2 million and represented an 82% increase in such incentives compared with the first quarter of 2008. Approximately $0.4 million of the increase relates to the redemption of expired player incentive points. Totalizator segment revenues decreased $1.0 million, or 17%, when compared to the first quarter of 2008.
Total handle for the three months ended March 31, 2009 was $124.0 million, an increase of $28.5 million, or 30%, compared to the first quarter of 2008 primarily due to the return of TrackNet content.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), decreased 140 basis points to 7.0% in the first quarter of 2009 versus 8.4% in the first quarter of 2008. The yield decline reflects the impact of changes in track mix resulting from the return of lower yielding TrackNet content and an increase in player incentives. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
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
Liquidity and capital resources
As of March 31, 2009, the Company had net working capital of $0.4 million, compared to negative working capital of $0.8 million at December 31, 2008, a $1.2 million improvement. During the first three months of 2009, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
During the first quarter of 2009, we funded our operations primarily with net cash provided by operating activities. As of March 31, 2009, we had net working capital of $0.4 million, compared to negative working capital of $0.8 million at December 31, 2008. As of March 31, 2009, we had $17.7 million in cash and cash equivalents, $4.6 million in restricted cash and $11.2 million in debt.
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
At the time that our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 was originally filed, our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.
In connection with the restatement discussed above in Note 2 to our consolidated financial statements in Item 1 of this report, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer reevaluated our disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Accounting Officer have now concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

Notwithstanding the material weakness that existed at March 31, 2009, management believes, based on its knowledge, that our restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.
Material Weakness Related to Player Incentive Program Accruals
Subsequent to the filing of our original Quarterly Report on Form 10-Q for the period ended March 31, 2009, we identified an error in the calculation of accruals under our Youbet Advantage player incentive program that resulted in misstatements in our consolidated financial statements as of and for the three months ended March 31, 2009. Accordingly, in this Form 10-Q/A, we have restated those consolidated financial statements. For further information, please see the Note 2 to our consolidated financial statements in Item 1 of this report.
As a result of these misstatements, we have concluded that we did not maintain effective controls as of March 31, 2009 over the accuracy of our accruals with respect to our player incentive program. Our processes, procedures and controls related to the calculation and analysis of the expiration of points under the program were not sufficiently effective to ensure that the accrued amounts relating to the program were accurately reflected in our consolidated financial statements as of and for the period ended March 31, 2009. This control deficiency resulted in the restatement of our March 31, 2009 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of March 31, 2009, constitutes a material weakness.
To remediate this material weakness, we have implemented the following steps: (i) expanded management review of the calculation of accruals under the player incentive program on a monthly basis; (ii) formalized additional technological processes designed to identify expired points under the program that affect the accrual and were related to the error and (iii) revised roll-forward procedures to analyze and compare the Youbet Advantage player incentive program accrual with points outstanding, as verification of the completeness and accuracy of the accruals.
Changes in Internal Control Over Financial Reporting
Other than as noted in Item 4 above, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other information
Item 1. Legal proceedings
For an update on legal proceedings, refer to Note 6: “Contingencies” in Part I, Item 1 of this Form 10-Q/A.
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

YOUBET.COM, INC.
September 8, 2009	By:	/s/ David Goldberg
David Goldberg
President and Chief Executive Officer

September 8, 2009	By:	/s/ Michael Nelson
Michael Nelson
Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.