Form 10-Q/A
period 2009-06-30
YOUBET COM INC
filed 2009-09-08
CIK 814055

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

Explanatory Note
Youbet.com, Inc. (“Youbet,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2009 (the ”Original Form 10-Q”), to restate our consolidated financial statements as of and for the six months ended June 30, 2009. In addition, we are concurrently filing a Form 10-Q/A to restate our consolidated financial statements for the three month period ended March 31, 2009.
The restatement relates to an error in our calculation of accruals with respect to our Youbet Advantage player incentive program during the first quarter of 2009 that resulted in misstatements in our consolidated financial statements as of and for the three months ended March 31, 2009, and as of and for the six months ended June 30, 2009. See Note 2 to our consolidated financial statements contained in Item 1 of Part I of this report for more information regarding the restatement and details of the impact of the restatement on our consolidated financial statements as of and for the six months ended June 30, 2009.
In addition, we have revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report accordingly to reflect the effects of the restatement on our consolidated financial statements.
In connection with the restatement, our management has re-evaluated our disclosure controls and procedures and internal control over financial reporting as of June 30, 2009, and concluded at this time because of the error that resulted in the restatement, we had a material weakness in internal control over financial reporting and therefore, our disclosure controls and procedures were not effective as of June 30, 2009. See Item 4 of Part I of this report for further discussions and remediation measures that are in progress.
Item 6 of Part II of this report has been revised to contain the currently-dated certifications from our principal executive officer and chief accounting officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. Other than the revising of the disclosures relating to the restatement, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. This Form 10-Q/A also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, and our amended Quarterly report on Form 10-Q/A for the quarter ended March 31, 2009.

YOUBET.COM, INC.
INDEX TO FORM 10-Q/A
FOR THE QUARTER ENDED
June 30, 2009
Preliminary Note
This amended Quarterly Report on Form 10-Q/A is for the quarter ended June 30, 2009. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information

Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Restated
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,482	$16,538
Current portion of restricted cash	4,848	4,698
Accounts receivable, net of allowance for doubtful collections of $774 and $541	3,705	3,031
Inventories	1,967	1,937
Prepaid expenses and other	1,417	1,066

	27,419	27,270
Property and equipment, net of accumulated depreciation and amortization of $32,032 and $28,623	14,264	16,218
Intangibles assets, net of amortization of $2,482 and $2,162	4,268	4,588

Other assets	536	804

	$46,487	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,504	$8,704
Trade payables	6,153	6,484
Accrued expenses	5,495	8,287
Customer deposits	4,767	4,445
Deferred revenues	259	121

	25,178	28,041
Long-term debt, net of current portion	1,363	3,996

	26,541	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued or outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,600,305 shares issued	43	43
Additional paid-in capital	136,595	135,732
Accumulated other comprehensive loss	(161)	(129)
Deficit	(114,152)	(116,424)
Less treasury stock, 1,099,335 common shares at cost	(2,379)	(2,379)

	19,946	16,843

	$46,487	$48,880

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
			Restated
	2009	2008	2009	2008
Revenues
Commissions	$23,952	$21,792	$47,070	$40,214
Contract revenues	5,501	6,292	9,782	11,463
Equipment sales	65	333	151	498
Other	666	822	1,229	1,575

	30,184	29,239	58,232	53,750

Costs and expenses
Track fees	13,786	10,199	26,850	18,476
Licensing fees	1,343	2,378	2,660	4,476
Network costs	981	983	1,986	1,908
Contract costs	3,842	3,859	7,082	7,395
Equipment costs	40	142	98	230

	19,992	17,561	38,676	32,485

Gross profit	10,192	11,678	19,556	21,265

Operating expenses
General and administrative	4,263	4,983	8,445	9,179
Sales and marketing	1,487	1,160	2,894	2,403
Research and development	800	934	1,703	1,796
Depreciation and amortization, including intangibles	1,786	1,972	3,619	3,779

	8,336	9,049	16,661	17,157

Income from continuing operations before other income (expense) and income tax	1,856	2,629	2,895	4,108

Other income (expense)
Interest income	7	48	33	117
Interest expense	(191)	(318)	(415)	(672)
Other	124	(73)	205	(65)

Income from continuing operations before income tax	1,796	2,286	2,718	3,488
Income tax	341	57	428	76

Net income from continuing operations	1,455	2,229	2,290	3,412

Discontinued operations

Loss from discontinued operations, without tax effect	(2)	(213)	(18)	(622)

Net income	$1,453	$2,016	$2,272	$2,790

Basic income (loss) per share
Income from continuing operations	$0.04	$0.05	$0.06	$0.08
Loss from discontinued operations	0.00	0.00	0.00	(0.01)
Net income	0.04	0.05	0.06	0.07
Diluted income (loss) per share
Income from continuing operations	$0.03	$0.05	$0.05	$0.08
Loss from discontinued operations	0.00	0.00	0.00	(0.01)
Net income	0.03	0.05	0.05	0.07
Weighted average shares outstanding
Basic	41,465,530	41,519,024	41,464,506	41,519,024
Diluted	44,238,133	41,987,398	43,381,685	41,951,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	Restated
	2009	2008
Operating activities
Net income	$2,272	$2,790
Loss from discontinued operations	(18)	(622)

Income from continuing operations	2,290	3,412
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	3,299	3,408
Amortization of intangibles	320	371
Stock-based compensation	775	564
Provision for doubtful accounts receivables	236	575
Increase in operating (assets) and liabilities	(4,044)	(527)

Net cash provided by continuing operations	2,876	7,803
Net cash used in discontinued operations	(27)	(281)

Net cash provided by operating activities	2,849	7,522

Investing activities
Purchase of property and equipment	(1,345)	(607)

Decrease (increase) in restricted cash (other than Players Trust SM)	217	(5)
Other	—	34

Net cash used in investing activities	(1,128)	(578)

Financing activities
Proceeds from the exercise of options	88
Proceeds from debt	—	490
Repayment of debt	(2,833)	(3,528)

Net cash used in financing activities	(2,745)	(3,038)

Foreign currency translation adjustments	(32)	(46)

Net increase (decrease) in cash and cash equivalents	(1,056)	3,860
Cash and cash equivalents at the beginning of period	16,538	6,551

Cash and cash equivalents at the end of period	$15,482	$10,411

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
Note 2: Restatement
Subsequent to the filing of the Company’s original Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, management identified an error in its calculation of its player awards incentive accrual. Specifically, certain player reward incentive points which had expired inadvertently had not been removed from the players’ availability pool and had been redeemed, thus causing a reduction in the player awards incentive accrual. Accordingly, this restatement increased the players’ incentive awards accrual by $0.4 million.

On September 1, 2009, upon the recommendation of management, the audit committee of the Company’s board of directors authorized the restatement of the previously-issued financial statements as of and for the quarter ended March 31, 2009 to correct the calculation error. The restatement had the overall effect of reducing previously reported net income for the six months by $0.3 million and basic and diluted income per share by $0.01. Details of the effects of the restatement on the consolidated balance sheet at June 30, 2009 and the consolidated statements of operations and cash flows for the six months ended June 30, 2009, is presented in the following table:

	Six months ended June 30, 2009
	As Originally Filed	Restated
	(in thousands, other than per share amounts)
Consolidated Balance Sheet
Liabilities and stockholders’ equity
Accrued expenses	5,149	5,495
Current liabilities	24,832	25,178
Total liabilities	26,195	26,541
Deficit	(113,806)	(114,152)
Total stockholders’ equity	20,292	19,946

Consolidated Statement of Operations
Commissions	47,447	47,070
Revenue	58,609	58,232
Gross profit	19,933	19,556
Income from continuing operations before income (expense) and income tax	3,272	2,895
Income from continuing operations before income tax	3,095	2,718
Income tax	459	428
Net income from continuing operations	2,636	2,290
Net income	2,618	2,272

Basic income from common share	0.06	0.05
Diluted income from continuing operations	0.06	0.05
Diluted income from common share	0.06	0.05

Consolidated Statement of Cash flows
Net income	2,618	2,272
Income from continuing operations	2,636	2,290
Increase in operating (assets) and liabilities	(4,390)	(4,044)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
			Restated
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$1,455	$2,229	$2,290	$3,412

Denominator:
Basic weighted average shares outstanding	41,466	41,519	41,465	41,519
Effect of dilutive stock options	2,772	468	1,917	432

Diluted weighted average shares outstanding	44,238	41,987	43,382	41,951

Earnings per share — basic	$0.04	$0.05	$0.06	$0.08

Earnings per share — diluted	$0.03	$0.05	$0.05	$0.08

Note 4: Debt
Debt at June 30, 2009 consisted of the following:

(in thousands)

Promissory notes	$3,200
Bank term loan	6,250
Capital lease obligations and other	417

9,867
Less: short-term debt and current portion of long-term debt	8,504

Long-term debt, less current maturities	$1,363

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
Note 5: Income Taxes
Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Due to the existence of a valuation allowance, future changes in the Company’s unrecognized tax benefits, if any, may not impact its effective tax rate.
The Company has federal and state net operating loss carryforwards in the amount of 59,066,000 and $60,588,000, respectively at June 30, 2009, which are expected to expire between 2012 and 2028. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carryforwards may be limited in the event of an ownership change in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, for the tax years 2008 and 2009, the State of California suspended the ability of corporations to offset taxable income for state income tax purposes with net operating loss carryforwards. The Company has California income tax credit carryforwards totaling $342,000.

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

Note 8: Fair Value of Financial Instruments
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
Note 9: Segment Reporting
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)
			Restated
	2009	2008	2009	2008
Revenue
Advance deposit wagering segment	$24,618	$22,615	$48,299	$41,789
Totalizator services segment	5,769	6,946	10,428	12,565

	30,387	29,561	58,727	54,354
Intersegment eliminations	(203)	(322)	(495)	(604)

	$30,184	$29,239	$58,232	$53,750

Revenue by Geographic Area
United States	$29,670	$28,647	$57,338	$52,700
International	514	592	894	1,050

	$30,184	$29,239	$58,232	$53,750

Reconciliation to Income Before Income Tax Expense or Benefit
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$2,566	$2,787	$4,827	$5,083
Totalizator service segment	(710)	(158)	(1,932)	(975)

	1,856	2,629	2,895	4,108
Interest income	7	48	33	117
Interest expense	(191)	(318)	(415)	(672)
Other	124	(73)	205	(65)

Income before income tax from continuing operations	1,796	2,286	2,718	3,488
Income before income tax from discontinued operations	(2)	(213)	(18)	(622)

Income before income tax	$1,794	$2,073	$2,700	$2,866

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$561	$172	$1,053	$893
Totalizator services segment	158	131	292	185

	$719	$303	$1,345	$1,078

Depreciation and Amortization
Advance deposit wagering segment	$548	$391	$1,067	$829
Totalizator services segment	1,238	1,581	2,552	2,950

	$1,786	$1,972	$3,619	$3,779

	June 30,	December 31,
	2009	2008
	(in thousands)
Total Assets
Advance deposit wagering segment	$27,066	$25,431
Totalizator services segment	19,421	23,449

	$46,487	$48,880

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

Effect on the Company’s net income (loss) per share:
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
Restatement
We have restated our consolidated balance sheet as of June 30, 2009, and the related consolidated statements of operations and cash flows for the six months then ended, including the applicable notes included in this amended Quarterly Report on Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note to this report and Note 2 to the consolidated financial statements in Item 1 above. The following discussion and analysis of our financial condition and results of operations has been modified and updated to reflect the effect of these restatements.

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
As previously disclosed, we shutdown our IRG business effective February 15, 2008. As a result, IRG is treated as discontinued operations, and the revenues and expenses associated with IRG have been excluded from the particular revenue and expense line items on our consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 9 to our consolidated financial statements in Item 1 of this report.
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

Results of continuing operations for the six months ended June 30, 2009 (as restated) compared to the six months ended June 30, 2008
Revenues
Total revenues increased $4.5 million, or 8%, for the six months ended June 30, 2009 when compared with the first six months of 2008. ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, increased approximately $6.5 million, or 16%, compared to 2008 resulting primarily from a 21% improvement in handle, as discussed below. The increase in commissions was partially offset by higher customer incentives, which amounted to $2.2 million, a 69% increase in such incentives compared with the first half of 2008. Approximately $0.4 million of the increase relates to the redemption of expired player incentive points in the first quarter of 2009. Totalizator segment revenues decreased $2.1 million, or 17%, when compared to the first half of 2008.
Total handle for the six months ended June 30, 2009 was $252.4 million, an increase of $43.2 million, or 21%, compared to the first half of 2008 primarily due to the return of TrackNet content.
Youbet Express yield, defined as commission revenue less track and licensing fees (each calculated in accordance with generally accepted accounting principles), decreased 1.2% to 7.0% in the first half of 2009 versus 8.2% in the first half of 2008. The yield decline reflects the impact of changes in track mix resulting from the return of lower yielding TrackNet content and an increase in player incentives. We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
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
General and administrative: General and administrative expense of $8.4 million in the first half of 2009 decreased $0.7 million when compared to the first half of 2008 and represented 15% of total revenue for the first half of 2009 versus 17% of total revenue in the first half of 2008. The decrease is primarily due to the incurrence of $0.6 million in legal fees in the first quarter of 2008 in connection with litigation preceding the settlement finalized in May 2008 involving the Company, Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association the Virginia Racing Commission (VRC), and the Commonwealth of Virginia and the incurrence of a $0.8 million severance payment to our former interim chief executive officer in the second quarter of 2008, Expense increases in the first half of 2009 relating to a severance payment to our former chief financial officer, non-cash compensation, bad debt, utility and accounting expenses were partially offset by reductions in salaries/benefits, bank charges and taxes.
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
Liquidity and capital resources
As of June 30, 2009, the Company had net working capital of $2.2 million, compared to negative working capital of $0.8 million at December 31, 2008, a $3.0 million improvement. During the first six months of 2009, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.

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

At the time that our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 was originally filed, our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures and concluded that as of the end of such period, our disclosure controls and procedures were effective.
In connection with the restatement discussed above in Note 2 to our consolidated financial statements in Item 1 of this amended report, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer reevaluated our disclosure controls and procedures. Based on that reevaluation and solely as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Accounting Officer have now concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
Notwithstanding the material weakness that existed at June 30, 2009, management believes, based on its knowledge, that our restated consolidated financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.
Material Weakness Related to Player Incentive Program Accruals
Subsequent to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, we identified an error in the calculation of accruals under our Youbet Advantage player incentive program during the first quarter of 2009 that resulted in misstatements in our consolidated financial statements as of and for the three months ended March 31, 2009 and as of and for the six months ended June 30, 2009. Accordingly, in this Form 10-Q/A, we have restated those consolidated financial statements. For further information, please see the Note 2 to our restated consolidated financial statements in Item 1 of this report.
As a result of these misstatements, we have concluded that we did not maintain effective controls as of June 30, 2009 over the accuracy of our accruals with respect to our player incentive program. Our processes, procedures and controls related to the calculation and analysis of the expiration of points under the program were not effective to ensure that the accrued amounts relating to the program were accurately reflected in our consolidated financial statements as of and for the period ended June 30, 2009 as previously reported. This control deficiency resulted in the restatement of our June 30, 2009 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of June 30, 2009, constitutes a material weakness.
To remediate this material weakness, we have implemented the following steps: (i) expanded management review of the calculation of accruals under the player incentive program on a monthly basis; and (ii) formalized additional technological processes designed to identify expired points under the program that affect the accrual and were related to the error and (iii) revised roll-forward procedures to analyze and compare the Youbet Advantage player incentive program accrual with points outstanding, as verification of the completeness and accuracy of the accruals.
Changes in Internal Control Over Financial Reporting
Other than as noted above in this Item 4, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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