Form 10-Q
period 2009-09-30
YOUBET COM INC
filed 2009-11-13
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2009, the issuer had approximately 41,726,835 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q/A
FOR THE QUARTER ENDED
September 30, 2009
Preliminary Note
This quarterly report on Form 10-Q is for the three-month and nine-month periods ended September 30, 2009. This quarterly report updates reports previously filed with the Securities and Exchange Commission, which allows Youbet to “incorporate by reference” information that Youbet files with it, which means that Youbet can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that Youbet files with the Securities and Exchange Commission in the future will update and, to the extent inconsistent, supersede information contained in this quarterly report.

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,895	$16,538
Current portion of restricted cash	4,770	4,698
Accounts receivable, net of allowance for doubtful collections of $815 and $541	3,121	3,031
Inventories	1,628	1,937
Prepaid expenses and other	1,493	1,066

	27,907	27,270
Property and equipment, net of accumulated depreciation and amortization of $33,691 and $28,623	13,674	16,218
Intangible assets, net of amortization of $2,642 and $2,162	4,108	4,588

Other assets	435	804

	$46,124	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,484	$8,704
Trade payables	5,097	6,484
Accrued expenses	6,504	8,287
Customer deposits	4,689	4,445
Deferred revenues	170	121

	24,944	28,041
Long-term debt, net of current portion	37	3,996

	24,981	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued or outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,626,170 shares issued	43	43
Additional paid-in capital	136,915	135,732
Accumulated other comprehensive loss	(162)	(129)
Deficit	(113,274)	(116,424)
Less treasury stock, 1,099,335 common shares	(2,379)	(2,379)

	21,143	16,843

	$46,124	$48,880

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Commissions	$21,842	$22,570	$68,911	$62,784
Contract revenues	5,364	5,613	15,146	17,076
Equipment sales	26	340	177	837
Other	644	795	1,873	2,371

	27,876	29,318	86,107	83,068

Costs and expenses
Track fees	12,807	10,599	39,656	29,075
Licensing fees	705	2,482	3,365	6,958
Network costs	999	985	2,985	2,893
Contract costs	4,052	3,906	11,134	11,302
Equipment costs	14	159	112	389

	18,577	18,131	57,252	50,617

Gross profit	9,299	11,187	28,855	32,451

Operating expenses
General and administrative	4,256	3,633	12,701	12,813
Sales and marketing	1,547	1,351	4,441	3,753
Research and development	769	796	2,472	2,592
Depreciation and amortization of intangibles	1,807	2,197	5,426	5,975

	8,379	7,977	25,040	25,133

Income from continuing operations before other income (expense) and income tax	920	3,210	3,815	7,318

Other income (expense)
Interest income	8	52	41	169
Interest expense	(192)	(275)	(607)	(947)
Other	194	101	399	37

Income from continuing operations before income tax	930	3,088	3,648	6,577
Income tax	52	286	480	362

Net income from continuing operations	878	2,802	3,168	6,215

Discontinued operations

Loss from discontinued operations, without tax effect		(120)	(18)	(743)

Net income	$878	$2,682	$3,150	$5,472

Basic income (loss) per share
Income from continuing operations	$0.02	$0.07	$0.08	$0.15
Loss from discontinued operations	0.00	(0.01)	0.00	(0.02)
Net income	0.02	0.06	0.08	0.13
Diluted income (loss) per share
Income from continuing operations	$0.02	$0.07	$0.07	$0.15
Loss from discontinued operations	0.00	(0.01)	0.00	(0.02)
Net income	0.02	0.06	0.07	0.13
Weighted average shares outstanding
Basic	41,517,236	41,519,024	41,482,476	41,519,024
Diluted	44,564,870	42,405,151	43,801,948	42,171,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income	$3,150	$5,472
Loss from discontinued operations	(18)	(743)

Income from continuing operations	3,168	6,215
Adjustments to reconcile income from continuing operations to net cash provided by operating activities, continuing operations

Depreciation and amortization of property and equipment	4,946	5,419
Amortization of intangibles	480	556
Stock-based compensation	1,082	913
Provision for bad debt	346	477
Increase in operating (assets) and liabilities	(3,342)	2,294

Net cash provided by continuing operations	6,680	15,874
Net cash used in discontinued operations	(27)	(2,653)

Net cash provided by operating activities	6,653	13,221

Investing activities
Purchase of property and equipment	(2,433)	(1,098)

Decrease (increase) in restricted cash (other than Players Trust SM)	217	(5)
Other	31	34

Net cash used in investing activities	(2,185)	(1,069)

Financing activities
Proceeds from the exercise of options	101
Proceeds from borrowings		630
Repayment of borrowings	(4,179)	(6,743)

Net cash used in financing activities	(4,078)	(6,113)

Foreign currency translation adjustments	(33)	(58)

Net increase in cash and cash equivalents	357	5,981
Cash and cash equivalents at the beginning of period	16,538	6,551

Cash and cash equivalents at the end of period	$16,895	$12,532

The accompanying notes are an integral part of these consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED September 30, 2009
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
The unaudited consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, Inc., are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shutdown effective February 15, 2008. Accordingly, IRG has been deconsolidated and retroactively reported as discontinued operations (Note 10). All significant inter-company accounts and transactions have been eliminated in consolidation.
Preparation of these unaudited consolidated financial statements involves and requires the use of estimates and judgments where appropriate. Events through the date these consolidated financial statements were issued November 12, 2009 were evaluated by management to determine if adjustments to or disclosure in these consolidated financial statements were necessary. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for current interim periods are not necessarily indicative of the results to be expected for the full year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$878	$2,802	$3,168	$6,215

Denominator:
Basic weighted average shares outstanding	41,517	41,519	41,482	41,519
Effect of dilutive stock options	3,048	886	2,320	652

Diluted weighted average shares outstanding	44,565	42,405	43,802	42,171

Earnings per share — basic	$0.02	$0.07	$0.08	$0.15

Earnings per share — diluted	$0.02	$0.07	$0.07	$0.15

Note 3: Debt
Debt at September 30, 2009 consisted of the following:

(in thousands)

Promissory notes	$3,200
Bank term loan	5,000
Capital lease obligations and other	321

8,521
Less: short-term debt and current portion of long-term debt	8,484

Long-term debt, less current maturities	$37

The Company’s credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. The term loan and the revolving credit facility each mature on November 30, 2010. At September 30, 2009, the Company owed $5.0 million under the term loan and no amount was outstanding under the revolving credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at the Company’s discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by the Company’s leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by the Company. LIBOR loans may have a one, two or three month term. At September 30, 2009, the interest rate on the term loan was 5.75% per annum.
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
As of September 30, 2009, the Company was in compliance with the financial covenants under the loan and security agreement.
Note 4: Income Taxes
The Company has federal and state net operating loss carry forwards in the amount of $54,320,000 and $56,777,000, respectively at September 30, 2009, which are expected to expire between 2012 and 2028. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carry forwards may be limited in the event of an ownership change in future periods. The Company does not have any known limits under IRC Section 382 at this time. However, a portion of the carry forwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, for the tax years 2008 and 2009, the State of California suspended the ability of corporations to offset taxable income for state income tax purposes with net operating loss carry forwards. The Company has California income tax credit carry forwards totaling $342,000. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carry forwards that may expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

Management believes there are no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, as of September 30, 2009, there is no liability recorded for income taxes associated with uncertain tax positions.
The Company’s Federal return was selected for examination by the Internal Revenue Service (“IRS”) for prior tax year ended December 31, 2006. In the first quarter of 2009, the IRS concluded its examination with no proposed adjustments to the Company’s tax positions. All tax years since 2006 remain open for Federal and California examination.
Note 5: Contingencies
The Company is a party to legal proceedings that are ordinary and incidental to its business. Management is unable to estimate any minimum losses from these matters. Accordingly, no losses have been accrued with respect to these matters.
The United States is currently experiencing a widespread recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may likewise be substantial as a result of recent economic developments as discussed in the preceding paragraph. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.
Note 6: Stockholders’ Equity
The following table summarizes the status of the Company’s equity plan at September 30, 2009:

Options available per the equity incentive plan	13,750
Stock options outstanding	7,082
Options available for grant	1,225
Information with respect to stock option activity for the nine months ended September 30, 2009 is summarized below:

		Weighted
		Average
	Stock	Option
	Options	Price
	(in thousands)
Balance at January 1, 2009	5,559	$1.99
Options granted	2,210	1.33
Options exercised	(63)	1.59
Options cancelled	(624)	3.08

Balance at September 30, 2009	7,082	$1.69

Additional information about outstanding options to purchase the Company’s common stock at September 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Prices:	Number of Shares	Price	Life (years)	Number of Shares	Price
	(in thousands)			(in thousands)
$0.50 to $0.95	869	$0.55	2.86	844	$0.53
$1.10 to $1.95	4,211	1.33	8.10	1,432	1.33
$2.23 to $2.81	1,324	2.36	5.23	1,183	2.33
$3.04 to $3.92	374	3.63	6.74	225	3.58
$4.00 to $4.91	227	4.51	6.00	197	4.52
$5.03 to $5.62	77	5.32	5.60	77	5.32

Total at September 30, 2009	7,082	1.69	6.76	3,958	1.82

Note 7: Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, restricted cash, approximate fair value due to the short maturities of these financial instruments. The estimated fair value of long-term receivables and debt approximates their carrying value based on Level 2 inputs, as defined in Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements).
Note 8: Segment Reporting
The Company operates as two reportable segments. The Company’s advance deposit wagering (ADW) segment consists of the operations of Youbet Express, Youbet Services Corporation and IRG. Its totalizator services segment consists of the operations of United Tote. Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services and caters to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including the company’s ADW segment. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, etc. as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by the company’s totalizator segment to the company’s ADW segment are eliminated in the Company’s consolidated financial statements. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the summary of significant accounting policies.

In the second quarter of 2009, the Company began charging United Tote for its share of executive management services approximating $0.2 million per quarter. The three and nine month periods ended September 2008, were retroactively adjusted for $0.2 million and $0.5 million, respectively, for comparability purposes in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)
	2009	2008	2009	2008
Revenue
Advance deposit wagering segment	$22,485	$23,365	$70,784	$65,154
Totalizator services segment	5,563	6,297	15,991	18,861

	28,048	29,662	86,775	84,015
Intersegment eliminations	(172)	(344)	(668)	(947)

	$27,876	$29,318	$86,107	$83,068

Revenue by Geographic Area
United States	$27,238	$28,643	$84,575	$82,018
International	638	675	1,532	1,050

	$27,876	$29,318	$86,107	$83,068

Reconciliation to Income Before Income Tax
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$1,840	$3,847	$6,666	$9,070
Totalizator service segment	(920)	(637)	(2,851)	(1,752)

	920	3,210	3,815	7,318
Interest income	8	52	41	169
Interest expense	(192)	(275)	(607)	(947)
Other	194	101	399	37

Income from continuing operations before income tax	930	3,088	3,648	6,577
Income from discontinued operations before income tax	0	(120)	(18)	(743)

Income before income tax	$930	$2,968	$3,630	$5,834

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$947	$476	$2,000	$1,369
Totalizator services segment	142	323	433	508

	$1,089	$799	$2,433	$1,877

Depreciation and Amortization
Advance deposit wagering segment	$598	$405	$1,666	$1,234
Totalizator services segment	1,209	1,792	3,760	4,741

	$1,807	$2,197	$5,426	$5,975

	September 30,	December 31,
	2009	2008
	(in thousands)
Total Assets
Advance deposit wagering segment	$27,955	$25,431
Totalizator services segment	18,169	23,449

	$46,124	$48,880

Note 9: Impairment of Intangibles
Intangibles and long-term assets are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and assets is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value.
During the third quarter of 2009, the Company conducted its annual impairment test in accordance with ASC topic 350 Intangibles-Goodwill and Other (formerly Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) and ASC topic 360 “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets) and concluded that there was no impairment.
The Company is continuing its evaluation of strategic alternatives, including a possible sale of United Tote, following a write-down of goodwill, computer equipment and intangible assets in the fourth quarter of 2008. However, the Company has not resolved to dispose of United Tote and, accordingly, reports its activities among continuing operations.
Note 10: Discontinued Operations
Effective February 15, 2008, the Company ceased operations at IRG and, accordingly, has accounted for such operations retroactively as discontinued. The following results of IRG have been treated as discontinued operations for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009		2008
Revenues	$	$		$		$46
Cost of Revenues			(3)			75

Gross profit (loss)			3			(29)
Operating expenses			123		18	714

Net loss	$		$(120)		$(18)	$(743)

Impact on the Company’s earning (loss) per share:
- Basic	$		$(0.00)		$(0.00)	$(0.02)

- Diluted	$		$(0.00)		$(0.00)	$(0.02)

Note 11: Subsequent Event
On November 11, 2009, the Company entered into an Agreement and Plan of Merger with Churchill Downs Incorporated (“Churchill”), Tomahawk Merger LLC, a wholly-owned subsidiary of Churchill, and Tomahawk Merger Corp., a wholly-owned subsidiary of Churchill, pursuant to which Churchill would acquire all of the outstanding shares of the Company. Under the terms of the merger, the Company’s shareholders would receive a fixed ratio of 0.0598 shares of Churchill’s common stock plus $0.97 in cash for each share of the Company’s common stock they own, subject to possible future adjustment to the exchange ratio in limited circumstances to increase the cash consideration and correspondingly decrease the stock consideration, to ensure that the transaction does not require Churchill to issue more than 19.6% of its outstanding common stock prior to the transaction. The merger is conditioned upon, among other things, the approval of the Company’s shareholders, the receipt of required regulatory approvals, and other customary closing conditions.

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
As result of the United Tote acquisition, we operate two business segments for financial accounting purposes: ADW and totalizator services. Our ADW segment consists of the operations of Youbet Express and Youbet Services Corporation. Our totalizator services segment consists of the operations of United Tote. Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services and caters to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including the our ADW segment. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, and other factors as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by our totalizator segment to our ADW segment are eliminated in our consolidated financial statements. Our reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates each segment’s performance based upon its individual financial results of operations. For more information about our segment reporting, see Note 8 to our consolidated financial statements in Item 1 of this report.
As previously disclosed, we shutdown our IRG business effective February 15, 2008. As a result, IRG is treated as discontinued operations, and the revenues and expenses associated with IRG have been excluded from the particular revenue and expense line items on our consolidated financial statements and are reported as a net amount in discontinued operations. For more information about our discontinued operations, see Note 10 to our consolidated financial statements in Item 1 of this report.

Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex estimates and judgments. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Our critical accounting estimates and policies are set forth in management’s discussion and analysis of financial condition and results of operations in annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies or estimates.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that management believes are of significance, or potential significance to the Company.
Results of continuing operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008
The segment discussions below are based upon the following table, which sets forth, for the periods indicated, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $0.2 million and $0.3 million in the third quarter of 2009 and 2008, respectively. Additionally, in the second quarter of 2009, the ADW segment began charging the totalizator segment for its share of executive management services approximating $0.2 million per quarter. The data for the 2008 period in the table below has been adjusted to include a similiar $0.2 million charge for comparability purposes:

	ADW Segment				Totalizator Segment
	Three months ended September 30,				Three months ended September 30,
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
				(in thousands)
Revenues	$22,485	$23,365	$(880)	-3.8%	$5,563	$6,297	$(734)	-11.7%

Gross profit	7,802	8,956	(1,154)	-12.9%	1,497	2,231	(734)	-32.9%
As % of revenues	34.7%	38.3%			26.9%	35.4%

Operating expenses	5,962	5,109	853	16.7%	2,417	2,868	(451)	-15.7%
As % of revenues	26.5%	21.9%			43.4%	45.5%

Income from continuing operations before other income (expense) and income tax	$1,840	$3,847	$(2,007)	-52.2%	$(920)	$(637)	$(283)	-44.4%
As % of revenues	8.2%	16.5%			-16.5%	-10.1%
Revenues
Total revenues decreased $1.4 million, or approximately 5%, for the third quarter of 2009 when compared with the third quarter of 2008. Excluding the impact of intersegment eliminations, the revenue decrease was the result of a decrease in our ADW segment revenues of $0.9 million, or approximately 4%, and a decrease in our totalizator segment revenues of $0.7 million, or approximately 12%, over those periods. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.

ADW Segment Revenues
ADW segment revenues, which consist primarily of commissions on wagers placed by our customers, net of player incentives, decreased by approximately $0.9 million, or 4%, in the third quarter of 2009 compared to the third quarter of 2008. Gross commissions revenues, before deduction of player incentives, during the third quarter of 2009 increased $0.3 million compared to the same period in 2008 due to changes in track mix favoring higher commission tracks. Changes in track mix are driven by player track preferences due to such things as race type, time of day and wagering pool size. However, the increase in gross commissions was more than offset by an increase in player incentives during the third quarter of 2009. Player incentives increased $1.0 million or approximately 41% when compared with the third quarter of 2008 due to an increase in player promotions and a $0.3 million prospective change in estimate relating to the value of player reward points.
Total handle for the three months ended September 30, 2009 was $121.3 million versus handle for the comparative period of 2008 of $121.7 million. The $0.4 million or approximately 0.3% decline, despite a general industry wagering decline of approximately 10% during the quarter due to the effects of the current economy, was minimized by our efforts to attract handle via our incentive and marketing activities.
Youbet Express yield, defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles), decreased 0.9% to 6.9% in the third quarter of 2009 versus 7.8% in the third quarter of 2008. The lower yield reflects the impact of an increase in player incentives and track fees.
The following table sets forth our calculation of Youbet Express yield for the periods indicated:

	Three months ended September 30, 2009
			Favor
	2009	2008	(Unfavor)%
	(in thousands)
Handle	$121,254	$121,675	$(421)	-0.3%

Commissions	21,842	22,570	(728)	-3.2%
Less:
Track fees	12,807	10,599	2,208	20.8%
License fees	705	2,482	(1,777)	-71.6%

Net revenue	$8,330	$9,489	$(1,159)	-12.2%

Yield %	6.9%	7.8%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues, which consist of contract revenues associated with the service of totalizator systems and equipment sales, decreased $0.7 million, or approximately 12%, in the third quarter of 2009 when compared to the third quarter of 2008 due to a decrease in service revenues and a significant reduction in equipment sales, as described below. Contract revenues from the service of totalizator systems, which is driven by wagering handle at tracks serviced, were $5.5 million in the third quarter of 2009, representing a decrease of $0.4 million, or approximately 7%, compared to the third quarter of 2008, primarily as a result of track closures, a general industry decline in wagering and reduced racing days. Equipment sales in the third quarter of 2009 were $26,000, representing a decrease of $0.3 million, or approximately 92%, compared to the third quarter of 2008 due to reluctance of track owners to invest in new equipment in the current world economy.
Costs and Expenses
Consolidated costs and expenses increased $0.5 million, or approximately 3%, in the third quarter of 2009 compared to the third quarter of 2008 primarily as a result of increased track fees and contract costs, which were partially offset by decreases in licensing fees and totalizator equipment costs, as discussed below. As a percentage of revenues, consolidated costs and expenses increased from approximately 62% in the third quarter of 2008 to 67% in the third quarter of 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.

ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks increased $2.2 million or approximately 21% in the third quarter of 2009 compared to the third quarter of 2008. The quarter-over-quarter increase is primarily attributable to a shift of costs from license fees to tracks fees resulting from a reduced number of TVG exclusive tracks. Expense increases were experienced in television fees ($0.8 million); host fees ($0.8 million); source market fees ($0.5 million). These increases were supplemented by $0.8 million in revenue share payments relating to our co-branding agreement with tracks in Illinois that did not exist in the third quarter of 2008. These increases were partially offset by a $0.6 million reduction in California market access fees, due to reduced wagering at California tracks.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $1.8 million, or approximately 72%, in the third quarter of 2009 compared to the third quarter of 2008, primarily due to fewer TVG exclusive tracks.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees in the third quarter of 2009 remained flat when compared to third quarter of 2008.
As a percentage of ADW segment revenues, costs and expenses in our ADW segment increased from approximately 62% in the third quarter of 2008 to 65% in the third quarter of 2009.
Totalizator Segment Costs and Expenses
Costs and expenses in our totalizator segment consist of contract costs and equipment costs, each as described below.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, increased $0.1 million , in the third quarter of 2009 when compared to the third quarter of 2008, due to a $0.2 million inventory write-down, $0.1 increase in ticket paper expense, offset by reductions in freight, maintenance expense, supplies and outside labor expenses.
Equipment Costs: Equipment costs, which represent costs of United Tote that are associated with earning equipment sales revenue, declined significantly, from $0.2 million in the third quarter of 2008 to $14 thousand in third quarter of 2009, due to a significant decrease in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment increased from approximately 65% in the third quarter of 2008 to 73% in the third quarter of 2009.
Gross Profit
Consolidated gross profit decreased $1.9 million, or approximately 17%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to changes in wagering track mix to tracks on which we pay higher fees, revenue share expense associated with our co-branding agreement with tracks in Illinois, increased player incentives and revenue decline experienced by the Totalizator segment. As a percentage of revenues, consolidated gross profit decreased from approximately 38% in the third quarter of 2008 to 33% in the third quarter of 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.

ADW Segment Gross Profit
Gross profit in our ADW segment was $7.8 million for the three month period ended September 30, 2009, as compared to $9.0 million for the same period in 2008, a $1.2 million or 13% decline. The decline was primarily due to the increased player incentives and track fees described above. As a percentage of ADW segment revenues, gross profit in our ADW segment decreased from approximately 38% in the third quarter of 2008 to 35% in the third quarter of 2009.
Totalizator Segment Gross Profit
Gross profit in our totalizator segment was $1.5 million for the three month period ended September 30, 2009, representing a decrease of $0.7 million, or approximately 33%, compared to the same period in 2008. This decline is primarily attributable to the 12% decline in revenue, coupled with increases in ticket paper expense and increases to inventory obsolescence reserves. Due to the nature of the totalizator business and contractual obligation to provide equipment and totalizator services, its cost structure is fairly rigid and less variable to fluctuations in handle processed and reduction in race days. As a percentage of totalizator segment revenues, gross profit in our totalizator segment decreased from approximately 35% in the third quarter of 2008 to 27% in the third quarter of 2009.
Operating Expenses
Research and development: Research and development expense of $0.8 million remained flat when compared with the third quarter of 2008.
Sales and marketing: Sales and marketing expense of $1.5 million in the third quarter of 2009 increased $0.2 million, or approximately 15%, compared to the third quarter of 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.
General and administrative: General and administrative expense of $4.3 million in the third quarter of 2009 increased $0.6 million or approximately 17%, when compared to the third quarter of 2008 and represented 15% of total revenue for the third quarter of 2009 versus 12% of total revenue in the third quarter of 2008. The increase is primarily due to increased legal fees and other costs associated with the investigation of various strategic opportunities of $0.4 million; increased bad debt associated with our Totalizator segment of $0.1 million and travel costs.
Depreciation and amortization: Depreciation and amortization in the third quarter of 2009 decreased $0.4 million when compared to the third quarter of 2008, primarily due to the continued aging of totalizator assets and reduced capital investment in our totalizator segment.
Interest expense (income): Interest expense of $0.2 million in the third quarter of 2009, decreased $0.1 million compared to $0.3 million in the third quarter of 2008. This decrease is primarily due to lower interest rates and lower debt levels. Interest income decreased slightly when compared to the three months ended September 30, 2008.
Other income: Other income increased $0.1 million when compared to the three months ended September 30, 2008, due to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: The combined estimated annual effective income tax rate used for the quarter ended September 30, 2009, was lower than in the comparable prior year period due to a retroactive tax adjustment relating to State of California in 2008. In the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.3 million being recognized in the third quarter of 2008.

Results of continuing operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
The segment discussions below are based upon the following table, which sets forth, for the periods indicated, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $0.7 million and $0.9 million in the first nine months of 2009 and 2008, respectively. Additionally, in the second quarter of 2009, the ADW segment began charging the totalizator segment for its share of executive management services approximating $0.2 million per quarter. The data for the 2008 period in the table below, has been adjusted to include a charge of $0.5 million for comparability purposes:

	ADW Segment				Totalizator Segment
	Nine months ended September 30,				Nine months ended September 30,
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands)
Revenues	$70,784	$65,154	$5,630	8.6%	$15,991	$18,861	$(2,870)	-15.2%

Gross profit	24,110	25,281	(1,171)	-4.6%	4,745	7,170	(2,425)	-33.8%
As % of revenues	34.1%	38.8%			29.7%	38.0%

Operating expenses	17,444	16,211	1,233	7.6%	7,596	8,922	(1,326)	-14.9%
As % of revenues	24.6%	24.9%			47.5%	47.3%

Income from continuing operations before other income (expense) and income tax	$6,666	$9,070	$(2,404)	-26.5%	$(2,851)	$(1,752)	$(1,099)	-62.7%
As % of revenues	9.4%	13.9%			-17.8%	-9.3%

Note:	Revenues exclude intersegment eliminations of $0.7 million in 2009 and $0.9 million in 2008, respectively.
Revenues
Total revenues increased $3.0 million, or 4%, for the nine months ended September 30, 2009 when compared with the comparable period of 2008. Excluding the impact of intersegment eliminations, the revenue increase was the result of an increase in our ADW segment revenues of $5.6 million, or approximately 9%, and a decrease in our totalizator segment revenues of $2.9 million, or approximately 15%, over those periods. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.
ADW Segment Revenues
ADW segment revenue, which consists primarily of commissions on wagers placed by our customers, net of player incentives, increased approximately $5.6 million, or 9% in the nine month period ended September 30, 2009, when compared to the same period in 2008. Gross commissions, before deduction of player incentives, during the first nine months of 2009 increased $9.3 million compared to the same period of 2008 due primarily to a 13% improvement in handle resulting from increased track content. However, the increase in gross commissions was partially offset by higher customer incentives in the first nine months of 2009 of $3.2 million, a 57% increase compared to the first nine months of 2008. Approximately $0.4 million of the increase relates to the redemption of expired player reward points in the first quarter of 2009, $0.3 million relates to a prospective change in estimate of the value of outstanding reward points and the remainder is associated with the impact of our more aggressive incentive marketing efforts.
Total handle for the nine months ended September 30, 2009 was $373.7 million, an increase of $42.8 million, or 13%, compared to the first nine months of 2008 primarily due to the return of all TrackNet content and aggressive marketing.
Youbet Express yield, defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles), decreased 1.2% to 6.9% in the first nine months of 2009 versus 8.1% in the first nine months of 2008. The lower yield reflects the impact of increased track fees due to changes in track mix resulting from the return of certain lower yielding TrackNet content, revenue sharing expense associated with our co-branding agreement with tracks in Illinois and the increase in player incentives.

The following table sets forth our calculation of Youbet Express yield for the periods indicated:

	Nine months ended September 30, 2009
			Favor
	2009	2008	(Unfavor)%
		(in thousands)
Handle	$373,683	$330,920	$42,763	12.9%

Commissions	68,911	62,784	6,127	9.8%
Less:
Track fees	39,656	29,075	10,581	36.4%
License fees	3,365	6,958	(3,593)	-51.6%

Net Revenue	$25,890	$26,751	$(861)	-3.2%

Yield %	6.9%	8.1%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues decreased $2.9 million, or 15%, when compared to the first nine months of 2008. Revenue generated by our United Tote operations in the first nine of 2009 included contract revenue associated with the service of totalizator systems of $15.8 million and equipment sales of $0.2 million, resulting in a decrease of $2.2 million and $0.7 million, respectively, compared to the same period in 2008. Service revenue declined primarily as a result of reduced handle processed due to track closures, a general industry decline in wagering and reduced racing days. Equipment sales declined due to the reluctance of track owners to invest in new equipment in the current world economy.
Costs and Expenses
Consolidated costs and expenses increased $6.6 million, or approximately 13%, in the first nine months of 2009 compared to the same period in 2008 primarily as a result of increased track fees and contract costs, which were partially offset by decreases in licensing fees and totalizator equipment costs, as discussed below. As a percentage of revenues, consolidated costs and expenses increased from approximately 61% in the first nine months of 2008 to 67% in the first nine months of 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.
ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks increased $10.6 million or 36% in the first nine months of 2009 compared to the first nine months of 2008. The increase is partially attributable to the 13% increase in handle and host fee rate increases, a shift of costs from license fees to tracks fees resulting from a reduced number of TVG exclusive tracks and revenue sharing expense associated with the Company’s co-branding agreement with tracks in Illinois.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $3.6 million, or 52%, in the first nine months of 2009 compared to the same period of 2008, primarily due to decrease in the number of TVG exclusive tracks.
Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees, increased $0.1 million or 3% in the first nine months of 2009 compared to first nine months of 2008. This increase was primarily attributable to higher decoder, and AV expenses of $0.1 million, increased salaries of $0.1 million, offset by a reduction of totalizator fees of $0.3 million and computer supplies.

As a percentage of ADW segment revenues, costs and expenses in our ADW segment increased from approximately 61% in the third quarter of 2008 to 66% in the third quarter of 2009.
Totalizator Segment Costs and Expenses
Costs and expenses in our totalizator segment consist of contract costs and equipment costs, each as described below.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks, decreased $0.2 million, or 2%, in the first nine months of 2009 compared to the first nine months of 2008, largely due to further hub consolidation and related $0.2 million reduction is salaries.
Equipment Costs: Equipment costs, which represent costs of United Tote associated with earning equipment sales revenue, decreased from $0.4 million in the first nine months of 2008 to $0.1 million for the comparable period in 2009, due to a decrease in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment increased from approximately 62% in the third quarter of 2008 to 70% in the third quarter of 2009.
Gross Profit
Consolidated gross profit decreased $3.6 million, or approximately 11%, in the first nine months of 2009 compared to the first nine months of 2008 primarily due to increased track fees and incentives in our ADW segment and the decline in revenues and flat cost structure of our Totalizator segment. As a percentage of revenues, consolidated gross profit decreased from approximately 39% in the first nine months of 2008 to 34% in the first nine months of 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.
ADW Segment Gross Profit
The ADW segment gross profit was $24.1 million for the nine month period ended September 30, 2009, as compared to $25.3 million for the same period in 2008, a $1.2 million or 5% decline. The decline was primarily due to the increase in track fees attributable to the change in track mix associated with player track preference, revenue share expense associated with our co-branding agreement with tracks in Illinois and the increase in player incentives, the total of which offset the revenue gains experienced as a result of increased handle. As a percentage of ADW segment revenues, gross profit in our ADW segment decreased from approximately 39% in the first nine months of 2008 to 34% in the first nine months of 2009.
Totalizator Segment Gross Profit
The totalizator segment gross profit was $4.7 million for the nine month period ended September 30, 2009, as compared to $7.2 million for the same period in 2008, a $2.4 million or 34% decline. This decline is primarily attributable to the 15% decline in revenue. Due to the nature of the totalizator business and contractual obligation to provide equipment and totalizator services, its cost structure is fairly rigid and less variable to fluctuations in handle processed and reduction in race days. As a percentage of segment revenues, gross profit in our Totalizator segment decreased from approximately 38% in the first nine months of 2008 to 30% in the first nine months of 2009.
Operating Expenses
Research and development: Research and development expense of $2.5 million decreased slightly in the first nine months of 2009 when compared with the first nine months of 2008.
Sales and marketing: Sales and marketing expense of $4.4 million in the first nine months of 2009 increased $0.7 million, or approximately 18%, compared to the first nine months of 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to more appropriately develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.

General and administrative: General and administrative expense of $12.7 million in the first nine months of 2009 decreased $0.1 million when compared to the first nine months of 2008 and represented 15% of total revenue for the first nine months of 2009 and 2008 respectively. The decrease is primarily due to the incurrence of $0.6 million in legal fees in the first quarter of 2008 in connection with litigation preceding the settlement finalized in May 2008 involving the Company, Colonial Downs, L.P., the Virginia Horsemen’s Benevolent and Protective Association the Virginia Racing Commission (VRC), and the Commonwealth of Virginia and the incurrence of a $0.8 million severance payment to our former interim chief executive officer in the second quarter of 2008. Expense increases in the first nine months of 2009 related to a severance payment to our former chief financial officer, non-cash compensation ($0.2 million), Youbet bad debt expense ($0.2 million), costs associated with the exploration of strategic opportunities ($0.2 million) and utility expenses ($0.1 million), were partially offset by reductions in labor costs ($0.2 million) and business taxes ($0.3 million).
Depreciation and amortization: Depreciation and amortization in the first nine months of 2009 decreased $0.5 million when compared to the first nine months of 2008 due to the aging of equipment and software in our totalizator segment offset by the impact of capital spending requirements.
Interest expense (income): Interest expense of $0.6 million in the first nine months of 2009, decreased $0.3 million compared to $0.9 million in the first nine months of 2008. This decrease is primarily due to lower interest rates and lower debt levels. Interest income decreased slightly when compared to the nine months ended September 30, 2008.
Other income: Other income increased $0.4 million when compared to the nine months ended September 30, 2008, due to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: The combined estimated annual effective income tax rate used in the nine months ended September 30, 2009, was higher than in the comparable prior year period primarily due to the impact of alternative minimum tax (“AMT”). In 2008, the Company was able to offset the impact of alternative minimum tax with NOLs earned during the 9/11 crisis. The Company has since exhausted such NOLs and is now subject to the full impact of AMT, resulting in $0.2 million in additional tax being recognized in 2009. Additionally, in the second quarter of 2009, the Canadian Revenue Agency completed its audit United Tote’s Canadian subsidiary’s operations for the tax years 2002, 2003 and 2004, which resulted in an assessment of additional taxes of $0.2 million in the second quarter of 2009.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the nine months ended September 30, 2009, IRG sustained a loss of $41 thousand compared to a loss of $0.7 million in the same period in 2008.
Liquidity and capital resources
As of September 30, 2009, the Company had net working capital of $3.0 million, compared to negative working capital of $0.8 million at December 31, 2008, a $3.8 million improvement. During the first nine months of 2009, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
As of September 30, 2009, we had $16.9 million in cash and cash equivalents, $4.8 million in restricted cash and $8.5 million in debt.

The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

	For the Nine Month Period Ended
	September 30,
	2009	2008
	(in thousands)
Net cash provided (used) by operating activities, from continuing operations	$6,680	$15,874
Net cash used in investing operations	(2,185)	(1,069)
Net cash used in financing activities	(4,078)	(6,113)
Net cash used in discontinued operations	(27)	(2,653)
Foreign currency translation adjustments	(33)	(58)

Net increase in cash and cash equivalents	$357	$5,981

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2009 of $6.7 million decreased by $9.2 million from the $15.9 million provided by operating activities in the same 2008 period, primarily due to unfavorable working capital fluctuations related to a $0.4 million increase in totalizator segment receivables associated with cash flow shortfalls in tracks serviced and payment of various accruals, including the December 31, 2008 bonus accrual of $1.8 million, TVG license accrual of $1.4 million and accrued severance of $0.3 million.
Investing Activities
Net cash used in investing activities for the first nine months of 2009 was $2.2 million, compared to net cash used in investing activities of $1.1 million for the same period of 2008. The $1.1 million increase is attributable to increased capital spending in 2009, associated with the continued improvement of our ADW platform, including functionality, product offering and social communication. Capital spending in the ADW and Totalizator segments was $2.0 million and $0.4 million for the nine month period ending September 30, 2009, respectively. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary.
Financing Activities
Net cash used in financing activities in the first nine months of 2009 of $4.1 million decreased $2.0 million when compared to that used in the same period in 2008, due to higher loan repayments in 2008 in accordance with the terms of the related debt.
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
Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As reported in our Form 10-Q/A for the six month period ended June 30, 2009 (filed on September 8, 2009), management identified a control deficiency in the Youbet Player Incentive accruals which management concluded constituted a material weakness in our internal control over financial reporting as of June 30, 2009. As a result of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
In order to remediate the previously reported material weakness, our management has implemented the following measures: (i) expanded management review of the calculation of accruals under the player incentive program on a monthly basis; and (ii) formalized additional technological processes designed to identify expired points under the program that affect the accrual and were related to the error and (iii) revised roll-forward procedures to analyze and compare the Youbet Advantage player incentive program accrual with points outstanding, as verification of the completeness and accuracy of the accruals.
As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, which evaluation took into consideration the remediation measures implemented as described above. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

YOUBET.COM, INC.
November 12, 2009	By:	/s/ David Goldberg
David Goldberg
President and Chief Executive Officer

November 12, 2009	By:	/s/ Susan Bracey
Susan Bracey
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.