Form 10-K/A
period 2008-12-31
YOUBET COM INC
filed 2010-01-28
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-26015
YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State of incorporation)	(I.R.S. employer identification no.)

2600 West Olive Avenue, 5th floor, Burbank, CA. 91505	91505
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 668-2100
Securities registered under Section 12(b) of the Act:
Common Stock, par value $.001 per share
Securities registered under Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note
Youbet.com, Inc. (“we,” “us,” “our,” “Youbet” or the “Company”) is filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report”) to voluntarily revise our disclosures in response to comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our Annual Report. We are filing this Amendment at this time because our Annual Report is incorporated by reference into the proxy statement/prospectus contained in the Registration Statement on Form S-4 filed with the SEC by Churchill Downs Incorporated (“Churchill Downs”) on December 24, 2009 in connection with the proposed merger between Youbet and Churchill Downs.
We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged, except for the correction of certain typographical errors. Accordingly, this Amendment should be read in conjunction with our Annual Report. Unless otherwise provided, all information contained in this Amendment is as of March 6, 2009, the original filing date of our Annual Report. This Amendment does not reflect events that have occurred after the filing of the Annual Report and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.
The only changes to our Annual Report are in Item 1 — “Business,” Item 6 — “Selected Consolidated Financial Data,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements filed as part of Items 8 and 15. In Item 1, the only changes were to expand certain disclosures in the Research and Development and Competition sections. In Item 6, the only changes were the correction of certain typographical errors. In Item 7, the only changes were to (i) expand discussion of segment reporting in the overview section, (ii) expand disclosure in the results of operations and liquidity and capital resources sections, (iii) expand the contractual obligations table and (iv) add additional disclosure to the critical accounting estimates and policies section. The remainder of Items 1 and 7 are unchanged by this Amendment, except for the correction of certain typographical errors.
The financial statements included in Item 15 have been modified solely to (i) expand the discussion of revenue recognition and stock-based compensation in Note 2, (ii) clarify the discussion of net operating loss carry forwards in Note 10, (iii) expand the discussion of segment reporting in Note 15 and (iv) correct certain typographical errors.
Pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.
Cautionary Statement
This annual report on Form 10-K/A contains forward-looking statements which include, but are not limited to, statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, our assessment of strategic alternatives for United Tote, including a possible sale, as to which there can be no assurance of success, the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve further cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of our Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

YOUBET.COM, INC.
INDEX TO FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2008

Page
PART I.

Item 1. Business	4

PART II.

Item 6. Selected consolidated financial data	10

Item 7. Management’s discussion and analysis of financial condition and results of operations	12

Item 8. Financial statements and supplementary data	27

PART IV.

Item 15. Exhibits and financial statement schedules	27

Signatures	30

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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
In 2008, we began providing a co-branded product for a group of four racetracks in Illinois, pursuant to a co-branding agreement with those racetracks which provides for the sharing of the revenue and expenses associated with wagers placed by Illinois customers. The co-branded product provides virtual off-track betting systems and services to customers, including, but not limited to, information regarding horse races enabling customers to transmit wagering instructions on horse races via a Website. This is accomplished through the creation of dynamic pages with a specific URL address to enable visitors and customers to use the service.
Pursuant to the terms of the co-branding agreement, we provide ADW services, including an Internet platform and customer service representatives, and retain a share of the net revenue (commissions less associated direct costs) generated from related wagering and handicapping activity. All revenue and expenses associated with the co-branding agreement are captured and accounted for in the same manner as revenue and expenses associated with our operations for customers outside of Illinois, with the exception that the co-branded product transactions are segregated into a separate profit center. At each month end, we prepare a separate profit and loss analysis for the co-branded product to determine the net revenue generated and remit to the tracks a percentage of the net revenue, which is similar to a source market fee. We account for the amount remitted to the group of race tracks as a track fee in our statement of operations, which reduces our gross profit and Youbet Express yield, as described in more detail under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
Web-based interactive gaming and wagering is a new and rapidly changing marketplace. We anticipate competition will become more intense as many web-based ventures focus on the gaming industry. Management believes that we are well-positioned to compete with these entities, as well as other established gaming companies seeking to enter the interactive, pari-mutuel gaming market.
Our primary competitors in the domestic interactive pari-mutuel wagering market include ODS Technologies, L.P. and ODS Properties, Inc., collectively doing business as TV Games Network (“TVG”), Churchill Downs Technology Initiatives Company, doing business as TwinSpires (“Twinspires”), and XpressBet, Inc. (“XpressBet”). We do, however, compete with a host of other interactive and off-track pari-mutuel wagering firms on a national, regional, and local level.

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
In 2007 and 2008, we were unable to carry a significant portion of TrackNet content due to the failure to successfully negotiate an agreement with TrackNet, as well as the impact on the distribution of content stemming from disputes among tracks, ADWs, and a number of horsemens’ groups that have consent rights under the Interstate Horse Racing Act of 1978 (“IHA”). We have had an agreement with TrackNet to carry all of its content since the end of 2008 and anticipate being able to continue to carry that content in the future, although the agreement with TrackNet, like all our agreements with content providers, is subject to cancellation by TrackNet at any time. In addition, we may not be able to arrange to carry such content in the future, as any such arrangement is subject to contractual negotiations and the consent of the relevant horsemens’ groups and racing commissions pursuant to the IHA and applicable state law.
Other competitors include, but are not limited to, Elite Turf Club, Racing & Gaming Services, The Racing Channel, doing business as Oneclickbetting.com, Lien Games, AmWest Entertainment, New Jersey Account Wagering, The New York Racing Association, Connecticut OTB, Sol Mutuel Limited, Royal River Racing, Premier Turf Club, Penn National Gaming, Inc., Day at the Track, Inc., and Racing2Day LLC.
According to The Jockey Club, total North American handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $14 billion in 2008, of which 89% was wagered away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. Our thoroughbred handle in 2008 was approximately $325 million or 2.5% of North American thoroughbred handle.
We believe potential new domestic and international competitors looking to enter the interactive wagering marketplace may include the tracks themselves, off-track betting parlors, large established interactive and online software companies, media companies and domestic and international gaming companies. Our business strategies may be influenced by the timing of a competitor’s product releases and the similarity of such products to our products. Additional competition may result in significant pressure on our pricing and profit margins.
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

	Years ended December 31,
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004
	(in thousands, except per share data)
Statement of Income Data
Revenues	$109,028	$122,494	$114,594	$82,366	$65,249
Operating costs	114,193	133,867	118,161	78,601	63,868

Income (loss) from continuing operations before income tax (benefit)	(5,165)	(11,373)	(3,567)	3,765	1,381
Income tax (benefit)	658	2,814	734	(1,854)	(3,250)

Income (loss) from continuing operations	(5,823)	(14,187)	(4,301)	5,619	4,631
Income (loss) from discontinued operations (5)	1,372	(14,231)	2,270	72	—

Net income (loss)	$(4,451)	$(28,418)	$(2,031)	$5,691	$4,631

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.14)	$(0.34)	$(0.12)	$0.18	$0.16
Income (loss) from discontinued operations (5)	$0.03	(0.34)	0.06	0.00	0.00
Net income (loss)	$(0.11)	(0.68)	(0.06)	0.18	0.16
Diluted
Income (loss) from continuing operations	$(0.14)	$(0.34)	$(0.12)	$0.16	$0.14
Income (loss) from discontinued operations (5)	$0.03	(0.34)	0.06	0.00	0.00
Net income (loss)	$(0.11)	(0.68)	(0.06)	0.16	0.14
Selected Balance Sheet Data
Cash and cash equivalents	$16,538	$6,551	$21,051	$16,686	$13,287
Working capital (deficit)	(771)	(14,300)	5,019	12,015	8,876
Total assets	48,880	65,050	105,605	40,829	25,442
Current portion of long-term debt	8,704	10,390	8,311	620	391
Long-term debt, net of current portion	3,996	4,767	12,054	178	158
Stockholders’ equity	16,843	19,981	52,774	22,884	14,098

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
As result of the United Tote acquisition, we operate two business segments for financial accounting purposes: ADW and totalizator services. Our ADW segment consists of the operations of Youbet Express and Youbet Services Corporation. Our totalizator services segment consists of the operations of United Tote. Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services and caters to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including our ADW segment. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, and other factors as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by our totalizator segment to our ADW segment are eliminated in our consolidated financial statements. Our reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates each segment’s performance based upon its individual financial results of operations. For information regarding results for each segment, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.
Our ADW segment also included IRG until it closed as of February 15, 2008, and Bruen Productions, which we sold in December 31, 2007, the results of both of which are accounted for as discontinued operations. For information on IRG and Bruen Productions, see Note 14 “Discontinued Operations” in our consolidated financial statements at the end of this report.

Results of Operations for 2008 Compared to 2007
The following table sets forth, for the periods indicated, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $1.2 million and $1.3 million in the years ending December 31, 2008 and 2007, respectively.

	ADW Segment				Totalizator Segment
	Year ended December 31,				Year ended December 31,
			Increase	%			Increase	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
	(in thousands)
Revenues	$85,831	$97,652	$(11,821)	-12.1%	$24,443	$26,093	$(1,650)	-6.3%

Gross profit	32,229	32,781	(552)	-1.7%	9,184	9,080	104	1.1%
As % of revenues	37.5%	33.6%			37.6%	34.8%

Operating expenses	23,417	31,192	(7,775)	-24.9%	22,324	21,041	1,283	6.1%
As % of revenues	27.3%	31.9%			91.3%	80.6%

Income from continuing operations before other income (expense) and income tax	$8,812	$1,589	$7,223	454.6%	$(13,140)	$(11,961)	$(1,179)	-9.9%
As % of revenues	10.3%	1.6%			-53.8%	-45.8%
Note: Revenues exclude intersegment eliminations of $1.2 million in 2008 and $1.3 million in 2007, respectively.
Revenues
Total revenues decreased $13.5 million, or approximately 11%, for the year ended December 31, 2008 when compared with 2007. Excluding the impact of intersegment eliminations, the revenue decrease was the result of a decrease in our ADW segment revenues of $11.8 million, or approximately 12%, and a decrease in our totalizator segment revenues of $1.7 million, or approximately 6%, over those periods. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.
ADW Segment Revenues
ADW segment revenues, which consist primarily of commissions on wagers placed by our customers, net of player incentives, decreased by approximately $11.8 million, or 12%, in the year ended December 31, 2008 compared to 2007. Gross commissions, before deduction of player incentives, for 2008 decreased $8.5 million or 9% compared to 2007 due to a 10% decline in wagering handle. ADW segment revenues were further negatively impacted by an increase in player incentives during 2008 of $2.5 million, or approximately 45%, when compared with 2007. In addition, the non-commission related portion of our ADW segment revenues, consisting of subscriptions, information and processing fees, decreased $0.8 million compared to 2007 due to player promotions.
Total handle for 2008 was $438.3 million, a decrease of $46.0 million, or 10%, compared to 2007 primarily due to the loss of certain track content and changes in jurisdictions where we accept wagers.
Youbet Express yield, defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles), increased 70 basis points to 7.9% in 2008 versus 7.2% in 2007. The yield improvement reflects the impact of changes in track mix (which are driven by player preferences due to such things as race type, time of day and wagering pool size) favoring tracks with higher yields, the loss of lower yielding TrackNet content and a reduction in lower yielding TVG content in 2008. TrackNet content generally includes tracks with higher costs and, correspondingly, lower yields. Loss of a significant portion of TrackNet content had the impact of shifting player wagers to higher yielding tracks, thus changing the proportion of funds wagered on lower versus higher yielding content.

The following table sets forth our calculation of Youbet yield for the periods indicated:

	Year ended December 31,
			Increase
	2008	2007	(Decrease)%
	(in thousands)
Handle	$438,260	$484,216	$(45,956)	-9.5%

Commissions	82,929	93,969	(11,040)	-11.7%
Less:
Track fees	39,303	39,246	57	0.1%
License fees	9,124	19,810	(10,686)	-53.9%

Net revenue	$34,502	$34,913	$(411)	-1.2%

Yield %	7.9%	7.2%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues, which consist of contract revenues associated with the service of totalizator systems and equipment sales, decreased $1.7 million, or approximately 6%, in 2008 when compared 2007 due to a decrease in contract revenues, which was partially offset by an increase in equipment sales. Contract revenues from the service of totalizator systems, which are driven by wagering handle at tracks serviced, were $23.3 million in 2008, representing a decrease of $1.9 million, or approximately 8%, compared to 2007, primarily as a result of track closures, a general industry decline in wagering and reduced racing days. Equipment sales in 2008 were $1.1 million, representing an increase of $0.3 million, or approximately 29%, compared to 2007 due to several international sales transactions.
Costs and Expenses
Consolidated costs and expenses decreased $13.0 million, or approximately 16%, in 2008 compared to 2007 primarily as a result of a $10.7 million decrease in license fees associated with the fewer number of TVG exclusive tracks in 2008 and a $1.8 million reduction in totalizator contract costs. As a percentage of revenues, consolidated costs and expenses decreased from approximately 66% in 2007 to 62% in 2008. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.
ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks remained flat in 2008 when compared to 2007. A year-over-year decrease in track fees attributable to reduced handle was offset by the shift of costs from license fees to track fees resulting from a reduced number of TVG exclusive tracks and higher host fees paid to the NYRA tracks as a result of such shift. TV streaming costs, source market fees and track revenue sharing fees increased $1.1 million, $1.6 million and $0.3 million, respectively, in 2008 compared to 2007 whereas California market access fees decreased $2.7 million over the same period due to reduced wagering in California.
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

As a percentage of ADW segment revenues, costs and expenses in our ADW segment decreased from approximately 66% in 2007 to 63% in 2008.
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
Equipment Costs: Equipment costs, which costs of United Tote associated with earning equipment sales revenue, increased 9% in 2008, when compared with 2007, due to an increase in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment decreased from approximately 65% in 2007 to 62% in 2008.
Gross Profit
Consolidated gross profit decreased $0.4 million, or approximately 1%, in 2008 compared to 2007 primarily due to the 10% decline in overall wagering handle, increased incentives provided players to mitigate the impact of the handle decline and revenue decline experienced by our totalizator segment, which were partially offset by a $13.0 million, or 16% decline, in consolidated costs and expenses. As a percentage of revenues, consolidated gross profit increased from approximately 34% in 2007 to 38% in 2008. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.
ADW Segment Gross Profit
Gross profit in our ADW segment was $32.2 million for 2008, as compared to $32.8 million in 2007, a $0.6 million or 2% decline. The decline was primarily due to reduced commission revenue as a result of the decline in wagering handle, as well as increased player incentives, which were partially offset by reduced license fees as described above. As a percentage of ADW segment revenues, gross profit in our ADW segment increased from approximately 34% in 2007 to 38% in 2008.
Totalizator Segment Gross Profit
Gross profit in our totalizator segment was $9.2 million for 2008, representing an increase of $0.1 million, or approximately 1%, compared to 2007. This increase is primarily attributable to measures taken to reduce contract operating costs in consideration of reduced contract revenue and improved margins on equipment sales. As a percentage of totalizator segment revenues, gross profit in our totalizator segment increased from approximately 35% in 2007 to 38% in 2008.
Operating Expenses
Research and development: Research and development expense decreased $0.5 million, or approximately 13%, in 2008 compared with 2007 primarily due to labor cost savings and higher capitalization of internally developed software. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary, which may increase our research and development expenses in the future.
Sales and marketing: Sales and marketing expense decreased $4.7 million, or approximately 47%, in 2008 compared to 2007. This decrease was primarily all in the Youbet Express business and resulted from a management priority to reduce and more appropriately target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.

General and administrative: General and administrative expense decreased $3.4 million, or approximately 16%, in 2008 compared to 2007. The decrease in these expenses results primarily from reduced personnel relating to the recording of severance/termination charges of $2.0 million in the fourth quarter of 2007 and employee reductions, benefits and recruiting costs totaling $1.1 million, accounting fees and expenses related to improving and testing our internal control over financial reporting of $0.9 million, as well as other cost reduction initiatives that commenced in the fourth quarter of 2007. These reductions were partially offset by a $0.7 million severance payment to our former interim chief executive officer accrued in the second quarter of 2008 and higher non-cash compensation expense of $0.5 million in 2008 compared with 2007.
Depreciation and amortization: Depreciation and amortization decreased $1.0 million, or approximately 11%, compared to 2007, primarily due to the amortization of $0.5 million of capitalized software development costs associated with our King Contest product in 2007 and continued aging of assets.
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
Interest expense (income): Interest expense of $1.2 million in 2008, decreased $0.6 million compared to $1.8 million in 2007. This decrease is primarily due to lower debt levels during 2008 and lower interest rates. Interest income was $0.4 million lower than 2007, primarily due to lower investment yields in 2008 compared with 2007.
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

Results of Operations for 2007 Compared to 2006
The following table sets forth, for the periods indicated, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $1.3 million and $1.0 million in the years ending December 31, 2007 and 2006, respectively.

	ADW Segment				Totalizator Segment
	Year ended December 31,				Year ended December 31,
			Increase	%			Increase	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
	(in thousands)
Revenues	$97,652	$91,746	$5,906	6.4%	$26,093	$23,885	$2,208	9.2%

Gross profit	32,781	27,107	5,674	20.9%	9,080	9,677	(597)	-6.2%
As % of revenues	33.6%	29.5%			34.8%	40.5%

Operating expenses	31,192	30,625	567	1.9%	21,041	9,018	12,023	133.3%
As % of revenues	31.9%	33.4%			80.6%	37.8%

Income from continuing operations before other income (expense) and income tax	$1,589	$(3,518)	$5,107	-145.2%	$(11,961)	$659	$(12,620)	1915.0%
As % of revenues	1.6%	-3.8%			-45.8%	2.8%
Note: Revenues exclude intersegment eliminations of $1.3 million in 2007 and $1.0 million in 2006, respectively.
Revenues
Total revenues increased $7.9 million, or approximately 7%, for the year ended December 31, 2007 when compared with 2006. Excluding the impact of intersegment eliminations, the revenue increase was due to an increase in ADW segment revenues of $5.9 million, or approximately 6%, and an increase in totalizator segment revenues of $2.2 million, or approximately 9%, largely due to the inclusion of full year results for United Tote (acquired in mid-February 2006) in 2007. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.
ADW Segment Revenues
ADW segment revenues, which consist primarily of commissions on wagers placed by our customers, net of player incentives, increased by approximately $5.9 million, or approximately 6%, in 2007 compared to 2006. Gross commissions, before deduction of player incentives, for the year 2007 increased $7.8 million, or approximately 9%, compared to the same period in 2006 due to a 4% increase in wagering handle and elimination of various track incentives of $2.5 million. The increase in gross commissions was partially offset by an increase in player incentives during 2007 of $2.0 million, or approximately 55%, when compared with 2006.
Total wagering handle for 2007 was $484.2 million, an increase of $20.5 million, or approximately 4% when compared to 2006. We believe the increase in the Youbet Express handle was driven primarily by an increase in our marketing activity, including player award programs offered in 2007.
Youbet Express yield defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles) was 7.2% in 2007, up from 6.1% in the prior year, reflecting our efforts to increase handle on higher yielding tracks.

The following table sets forth our calculation of Youbet yield for the periods indicated:

	Year ended December 31,
			Increase
	2007	2006	(Decrease)%
	(in thousands)
Handle	$484,216	$463,750	$20,466	4.4%

Commissions	93,969	88,093	5,876	6.7%
Less:
Track fees	39,246	37,688	1,558	4.1%
License fees	19,810	21,967	(2,157)	-9.8%

Net Revenue	$34,913	$28,438	$6,475	22.8%

Yield %	7.2%	6.1%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues, which consist of contract revenues associated with the service of totalizator systems and equipment sales, increased $2.2 million, or approximately 9%, in 2007 when compared 2006 due to the inclusion of full year results for United Tote (acquired in mid-February 2006) in 2007. Contract revenues from the service of totalizator systems, which is driven by wagering handle at tracks serviced, were $25.2 million in 2007, representing a increase of $2.6 million, or approximately 12%, compared to 2006. Equipment sales in 2007 were $0.9 million, representing a decrease of $0.4 million, or approximately 31%, compared to 2006 due to decreased international demand.
Costs and Expenses
Consolidated costs and expenses increased $2.8 million, or approximately 4%, in 2007 compared to 2006 primarily as a result of a $1.6 million, or approximately 4%, increase in track fees associated with increased handle, coupled with a $3.0 million increase in totalizator contract costs due the inclusion of a full year results for United Tote. These increases were partially offset by a $2.2 million reduction in license fees due to the fewer number of TVG exclusive tracks in 2007. As a percentage of revenues, consolidated costs and expenses decreased from approximately 68% in 2006 to 66% in 2007. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.
ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track Fees: Track fees increased $1.6 million, or 4%, in 2007 compared to 2006. The increase is consistent with increased handle.
Licensing Fees: For 2007, Licensing fees decreased $2.2 million, or 9.8%, compared to 2006, primarily due to reduced wagering at TVG exclusive tracks and in 2007 certain California racetracks were no longer TVG exclusive and therefore, became subject to lower licensing fees.
Network Operations: Network operations expense increased $0.6 million, or 16%, for 2007 compared to 2006, primarily due to increased tote fees and communication costs associated with the increase in handle.
As a percentage of ADW segment revenues, costs and expenses in our ADW segment decreased from approximately 71% in 2006 to 66% in 2007.
Totalizator Segment Costs and Expenses
Costs and expenses in our totalizator segment consist of contract costs and equipment costs, each as described below.

Contract Costs: Contract costs increased $3.0 million, or 22%, for the year ended December 31, 2007 compared to 2006 largely because of the mid-February 2006 acquisition of our United Tote subsidiary, increased data communication costs of $0.5 million, professional fees for internal control reviews of its tote operations of $0.1 million and payroll related costs.
Equipment Costs: Equipment costs for 2007 declined $0.2 million or 36%, when compared with 2006, due to the decline in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment increased from approximately 60% in 2006 to 65% in 2007.
Gross Profit
Consolidated gross profit increased $5.1 million, or approximately 14%, in 2007 compared to 2006 primarily due to the 4% increase in overall wagering handle and inclusion of a full year of contract revenue from United Tote (acquired in mid February 2006), partially offset by increased player incentives and increased totalizator contract costs. As a percentage of revenues, consolidated gross profit increased from approximately 32% in 2006 to 34% in 2007. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.
ADW Segment Gross Profit
Gross profit in our ADW segment was $32.8 million for the year ended December 31, 2007, as compared to $27.1 million for the same period in 2006, a $5.7 million or 21% increase. The increase was primarily due to increased commission revenue from the increase in wagering handle and reduced license fees, offset by increased player incentives as described above. As a percentage of ADW segment revenues, gross profit in our ADW segment increased from approximately 30% in 2006 to 34% in 2007.
Totalizator Segment Gross Profit
Gross profit in our totalizator segment was $9.1 million for the year ended December 31, 2007, representing a decrease of $0.6 million or approximately 6%, compared to 2006. This decrease is primarily attributable to the reduction of higher margin equipment sales and higher communication and professional fees incurred in 2007 for internal control reviews of its tote operations. As a percentage of totalizator segment revenues, gross profit in our totalizator segment decreased from approximately 41% in 2006 to 35% in 2007.
Operating Expenses
Research and Development: Research and development expense increased $0.9 million, or approximately 31%, for 2007, compared to 2006. The 2007 increase is primarily due to a full year’s research and development expense at United Tote, which was acquired in February 2006, reduced capitalization of research and development costs due to a fewer number of projects and the write-off of costs associated with several work-in-progress projects. We continue to invest in the development of our network infrastructure and to support continued technology upgrades, which may increase our research and development expenses in the future.
Sales and Marketing: Sales and marketing expense increased $2.1 million, or approximately 27%, for the year ended December 31, 2007 compared to the same period of 2006 largely due to increased marketing expenditures in the second and third quarters of 2007. This increase was primarily at Youbet Express and resulted from increased business development efforts and marketing programs, including expanded print and television advertising and race track promotional expenses, targeted at reducing the impact of the loss of TrackNet content.
General and Administrative: General and administrative expense increased $1.6 million, or approximately 7%, for the year ended December 31, 2007 compared to the same period of 2006. Reductions were in payroll, incentive compensation, consulting costs as well as the nonrecurring legal expenses associated with a prior-year arbitration with TVG and bank debt refinancing which accounted for approximately $0.8 million of expenses in 2006 that were not incurred in 2007. These reductions were offset by the full year impact of the 2006 acquisition of United Tote and a $0.6 million increase United Tote’s bad debt reserve. Additionally, in connection with restructuring our cost structure, we recorded severance/termination charges of $2.0 million in the fourth quarter of 2007.
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
Cash Flows for 2008 Compared to 2007
The following table presents a summary of the net increase (decrease) in cash and cash equivalents in the periods presented:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net cash provided (used) by operating acivities, from continuing operations	$15,049	$(614)
Net cash used in investing activities	(1,350)	(7,123)
Net cash used in financing activities	(3,327)	(6,325)
Net cash used in operating activities, discontinued operations	(312)	(392)
Foreign currency translation adjustments	(73)	(46)

Net increase (decrease) in cash and cash equivalents	$9,987	$(14,500)

Operating Activities
Net cash provided by operating activities was $15.0 million for 2008, compared to net cash used by operating activities of $0.6 million for 2007. The year-over-year increase was primarily due to improved earnings resulting from a 70 basis point improvement in wagering yield experienced by our ADW segment, reduced expenses from headcount reductions, reduced consulting and marketing costs, as well as favorable working capital fluctuations resulting from improved receivable collections and increased accruals relating to the deferral of bonuses and business tax payments. Additionally, we made a non-recurring payment of a $1.2 million arbitration award to TVG in the first quarter of 2007. Operating cash flow is impacted by wagering activity that typically peaks in the second and third quarters of the year.
Investing Activities
Net cash used in investing activities for 2008 was $1.4 million, compared to net cash used in investing activities of $7.1 million for 2007. The year-over-year decrease was primarily due to the net cash paid out in 2007 in connection with the United Tote ($4.5 million) acquisition and decreased purchases of property and equipment ($1.1 million). Our primary investing activities relate to the continued improvement of our wagering platform and new equipment acquired by our totalizator segment, which is driven by service contract renewals and maintenance requirements.
Financing Activities
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

Cash Flows for 2007 Compared to 2006
The following table presents a summary of the net increase (decrease) in cash and cash equivalents in the periods presented:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net cash provided (used) by operating acivities, from continuing operations	$(614)	$6,921
Net cash used in investing activities	(7,123)	(15,888)
Net cash provided (used) in financing activities	(6,325)	13,331
Net cash provided (used) in operating activities, discontinued operations	(392)	11
Foreign currency translation adjustments	(46)	(10)

Net increase (decrease) in cash and cash equivalents	$(14,500)	$4,365

Operating Activities
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
Investing Activities
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
Financing Activities
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
The outstanding principal amount under the term loan is due and payable on the last day of each quarter beginning on December 31, 2008 in installments of $1.25 million. The term loan and the revolving credit facility each mature on November 30, 2010. The loan and security agreement provides for mandatory prepayment in the event of certain asset sales and recovery events; provided that, so long as an event of default has not occurred, a mandatory prepayment of the net proceeds is not required, subject to certain thresholds or amounts as more fully described in the loan and security agreement. Our indebtedness under the loan and security agreement is guaranteed by UT Gaming, Inc., the direct parent of United Tote Company, and secured by substantially all of our assets, including our intellectual property, and UT Gaming’s equity in United Tote Company.
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

(5)
Consists of the aggregate principal amount of the term loan under our credit facility with National City Bank, but excludes interest payments on the term loan, which bears interest at a variable rate equal to either, at our discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The terms of the term loan are more fully described above under “Liquidity and Capital Resources — Credit Facility.”

(6)
Consists of the principal amount of the third promissory note we issued in connection with the United Tote acquisition, but excludes interest payments on the note, which bears interest at a rate of 5.02% per annum, as described above under “Liquidity and Capital Resources — Youbet Promissory Notes.”

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

Revenue recognition
Through Youbet, the Company earns and records commissions on wagers placed with tracks for customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager, based upon associated track contracts. Other sources of revenue, including membership and information fees, are relatively insignificant. Prepayments of such fees are treated as deferred revenue and later recognized over the duration of the subscription. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned.
Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and other volume incentives are recorded as a reduction of commission revenue (a contra-revenue) and the associated liability is accrued as the points are issued. Reward points are valued based upon a “par” value applied to points earned based upon the rewards category the player is assigned. Player reward categories are assigned to players based upon their respective wagering volume. An estimated point redemption rate, by reward category, is applied against the outstanding points to estimate the future utilization of points awarded for proper valuation.
The majority of United Tote’s revenues are derived from service contracts principally for the installation and operation of pari-mutuel wagering networks. Services provided via these networks include accepting wagers, performing odds and payout calculations and calculating ticket payouts. United Tote charges the track for these services either by transaction count or by dollar volume in accordance with the related service contract. In order to perform its services under these agreements, United Tote may incur various costs associated with the installation of the totalizator equipment at the track to enable it to function as required. Such installation costs include service personnel, including electricians, to set up networks and other items necessary for the proper functioning of all terminals being deployed at the track, which in some cases number as many as several hundred. Such installation costs are capitalized and amortized over the life of the related contract, since such costs are a prerequisite for the proper operation of the equipment, which in turn is necessary to generate future totalizator revenue. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.
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
If we determine that the carrying value of long-lived assets and related goodwill may not be recoverable, we would measure any impairment based on comparing the carrying amount of the asset to its fair value in a current transaction between willing parties or, in the absence of such measurement, on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Any amount of impairment so determined would be written off as a non-cash charge to the income statement, together with an equal reduction of the related asset.
Intangibles, such as licenses and patents are stated at cost and are amortized over their estimated economic life or agreement term, whichever is shorter.
Internally developed software
The capitalization of software development costs under the provisions of Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires judgment in determining when a project has reached and concluded the development stage and the period over which the Company expects to benefit from the use of that software. We amortize capitalized software development costs using the straight-line method over the expected useful life of the product, generally between two and four years. We regularly review the carrying value and amortization lives of capitalized software development costs, and we recognize a non-cash charge if the estimated future revenue stream of using the asset falls below its unamortized cost.
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

10.9	Assignment and Assumption of Lease, dated as of December 15, 2008, by and between Youbet.com, Inc. and Youbet Services Corporation.†

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

10.15	Severance and General Release Agreement, by and between Youbet.com, Inc. and James A. Burk.* †

10.16	Form of Indemnification Agreement.†

10.17	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K and filed February 13, 2006).

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

21.1	List of subsidiaries.†

23.1	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants.**

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

*	Management contract or compensatory plan.

**	Filed herewith.

†	Filed with our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed on March 6, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
January 27, 2010	By:	/s/ David Goldberg
David Goldberg,
President and Chief Executive Officer
Power of Attorney
Youbet.com, Inc., a Delaware corporation, and each person whose signature appears below, constitutes and appoints David Goldberg and Susan Bracey, and either of them, with full power to act without the other, as such person’s true and lawful attorneys-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K/A and any and all amendments to such annual report on Form 10-K/A and other documents in connection therewith, and to file the same, and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Goldberg David Goldberg	President and Chief Executive Officer (Principal Executive Officer)	January 27, 2010
/s/ Susan Bracey Susan Bracey	Chief Financial Officer (Principal Financial Officer)	January 27, 2010
/s/ Michael D. Nelson Michael D. Nelson	Chief Accounting Officer (Principal Accounting Officer)	January 27, 2010
/s/ F. Jack Liebau F. Jack Liebau	Chairman of the Board	January 27, 2010
/s/ Michael Brodsky Michael Brodsky	Executive Chairman	January 27, 2010
/s/ Gary Adelson Gary Adelson	Director	January 27, 2010
/s/ Michael D. Sands Michael D. Sands	Director	January 27, 2010
/s/ James Edgar James Edgar	Director	January 27, 2010
/s/ Michael Soenen Michael Soenen	Director	January 27, 2010
/s/ Raymond Anderson Raymond Anderson	Director	January 27, 2010

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
The Company’s independent registered public accounting firm, Piercy, Bowler, Taylor & Kern, Certified Public Accountants, has issued an audit report on the Company’s internal control over financial reporting. Their report on the audit of internal control over financial reporting is included in their report on the audit of our consolidated financial statements, which appears on page F-3 of this Form 10-K/A.

/s/ David Goldberg David Goldberg	/s/ Susan Bracey Susan Bracey
President and Chief Executive Officer	Chief Financial Officer

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

See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2008	2007	2006
Operating activities
Net loss	$(4,451)	$(28,418)	$(2,031)
Income (loss) from discontinued operations	1,372	(14,231)	2,270

Loss from continuing operations	(5,823)	(14,187)	(4,301)
Adjustments to reconcile net loss to net cash provided by operating activities, continuing operations
Depreciation and amortization of property and equipment	7,332	8,376	5,279
Amortization of intangibles	742	741	679
Goodwill, intangibles and fixed asset impairment	11,212	8,000	—
Stock-based compensation	1,446	898	656
Bad debt	707	1,105	173
Increase in operating (assets) and liabilities			—
Restricted cash, Players TrustSM	32	48	(185)
Accounts receivable	971	430	(1,813)
Inventory	148	502	(610)
Prepaid expenses	310	(372)	757
Deferred tax asset	—	1,797	(231)
Other assets	213	2,473	765
Trade payables	(3,375)	(3,783)	4,432
Accrued expenses	1,385	(6,737)	698
Customer deposits	(160)	90	365
Deferred revenues	(91)	5	(313)
Deferred tax liability	—	—	570

Net cash provided (used) by operating activities, from continuing operations	15,049	(614)	6,921

Investing activities
Purchase of property and equipment	(1,384)	(2,482)	(6,197)
Proceeds from sale of property and equipment	34	—	576
Cash paid for United Tote acquisition, net of $159 cash acquired in 2006	—	(4,473)	(10,191)
Investments in intangibles and other	—	—	(1,116)
Increase in restricted cash (other than Players TrustSM)	—	—	(258)
Decrease in restricted cash (other than Players TrustSM)	—	(168)	1,132
Other	—	—	166

Net cash used in investing activities	(1,350)	(7,123)	(15,888)

Financing activities
Proceeds from issuance of common stock	—	—	19,009
Proceeds from exercise of stock options and warrants	—	353	269
Purchase of treasury stock	(60)	(1,019)	—
Proceeds from sale-leaseback transaction	—	1,065	—
Proceeds from debt	10,752	4,409	3,893
Repayment of debt	(14,019)	(11,045)	(9,840)
Other	—	(88)	—

Net cash provided (used) by financing activities	(3,327)	(6,325)	13,331

Net cash provided by (used in) operating activities, discontinued operations	(312)	(392)	11
Foreign currency translation adjustments	(73)	(46)	(10)

Net increase (decrease) in cash and cash equivalents	9,987	(14,500)	4,365
Cash and cash equivalents at the beginning of period	6,551	21,051	16,686

Cash and cash equivalents at the end of period	$16,538	$6,551	$21,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$772	$1,322	$15
Cash paid for income taxes	603	381	195
Non-cash investing and financing activities:
Seller financing of United Tote acquisition			12,000
Equipment acquired with capital lease and other financing arrangements	810	1,428	469
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
Revenue recognition
Through Youbet, the Company earns and records commissions on wagers placed with tracks for customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager, based upon associated track contracts. Other sources of revenue, including membership and information fees, are relatively insignificant. Prepayments of such fees are treated as deferred revenue and later recognized over the duration of the subscription. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned.
Youbet launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Youbet’s Player Advantage incentives and other volume incentives are recorded as a reduction of commission revenue (a contra-revenue) and the associated liability is accrued as the points are issued. Reward points are valued based upon a “par” value applied to points earned based upon the rewards category the player is assigned. Player reward categories are assigned to players based upon their respective wagering volume. An estimated point redemption rate, by reward category, is applied against the outstanding points to estimate the future utilization of points awarded for proper valuation.
The majority of United Tote’s revenues are derived from service contracts principally for the installation and operation of pari-mutuel wagering networks. Services provided via these networks include accepting wagers, performing odds and payout calculations and calculating ticket payouts. United Tote charges the track for these services either by transaction count or by dollar volume in accordance with the related service contract. In order to perform its services under these agreements, United Tote may incur various costs associated with the installation of the totalizator equipment at the track to enable it to function as required. Such installation costs include service personnel, including electricians, to set up networks and other items necessary for the proper functioning of all terminals being deployed at the track, which in some cases number as many as several hundred. Such installation costs are capitalized and amortized over the life of the related contract, since such costs are a prerequisite for the proper operation of the equipment, which in turn is necessary to generate future totalizator revenue. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.

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
The allowance for doubtful accounts (Note 4) is established based on historic loss experience, the individual tracks, the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions.
The Company manages its concentrations of credit risk by evaluating the creditworthiness of tracks before extending credit. The maximum losses that the Company would incur if a track failed to pay would be limited to the amount due after the related allowances provided.
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
Goodwill
The Company evaluates its goodwill on an annual basis (Note 16) and if events and circumstances (such as, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces) indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in the Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, as follows: Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date. Level 2 inputs — Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best available information available, including internally-developed data. In estimating the fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
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
Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Under SFAS No. 123R, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted. The company estimates forfeitures at the time of grant based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.

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
The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
	(in thousands except share amounts)
2008
Income per share, basic (4,414 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(4,451)	41,463	$(0.11)
2007
Loss per share, basic (2,797 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(28,418)	41,796	$(0.68)
2006
Loss per share, basic (3,750 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)	$(2,031)	35,141	$(0.06)
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
Note 8: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Legal fees	$111	$298
Employee compensation, related taxes and other benefits	3,908	2,853
IRG earnout		4,293
Track fees	926
Accrued interest and taxes	2,037	2,074
Player incentives	450	532
Other	855	1,296

	8,287	11,346

Note 9: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2008	2007
	(in thousands)
Capital lease obligations and other financing arrangement	$750	$999
Promissory notes	3,200	3,200
Bank term loan	8,750	10,958

	12,700	15,157
Current portion of long-term debt	8,704	10,390

Long-term debt, less current maturities	$3,996	$4,767

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

The Company has federal and state net operating loss carry forwards in the amount of $59,066,000 and $60,588,000, respectively at December 31, 2008, which is expected to begin expiring in 2012 and 2013, respectively. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carry forwards may be limited in future periods. The company does not have any known limits under IRC Section 382 at this time. Further, a portion of the carry forwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carry forwards for the tax years 2008 and 2009. The Company has tax credit carry forwards totaling $342,000.
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

Note 15: SEGMENT REPORTING
The Company operates as two reportable segments. The Company’s advance deposit wagering (ADW) segment consists of the operations of Youbet Express and Youbet Services Corporation and its totalizator services segment consists of the operations of United Tote (Note 16). Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services and caters to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including the company’s ADW segment. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, etc. as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by the company’s totalizator segment to the company’s ADW segment are eliminated in the Company’s consolidated financial statements. Bruen and IRG were previously reported as part of the ADW segment, but are now reported retroactively as discontinued operations (Note 14); therefore, the amounts reported below for the ADW segment have been adjusted to exclude Bruen and IRG.
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

SCHEDULE II
YOUBET.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	beginning of	cost and	Charged to		Balance at end
Description	period	expenses	other accounts	Deductions	of period
	(in thousands)
Fiscal 2008
Allowance for doubtful accounts receivable	$3,406	707		(3,572)	$541
Allowance for doubtful notes receivable	$0				$0
Deferred tax asset valuation allowance	$19,794	5,217			$25,011
Fiscal 2007
Allowance for doubtful accounts receivable	$1,813	3,002	(7)	(1,402)	$3,406
Allowance for doubtful notes receivable	$76		(76)		$0
Deferred tax asset valuation allowance	$16,629	3,165			$19,794
Fiscal 2006
Allowance for doubtful accounts receivable	$346	173	1,294		$1,813
Allowance for doubtful notes receivable	$0		76		$76
Deferred tax asset valuation allowance	$16,629				$16,629

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Piercy Bowler Taylor & Kern

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934