Form 10-K
period 2009-12-31
YOUBET COM INC
filed 2010-03-15
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $99.1 million based on the closing sale price of $3.30/share as reported on the NASDAQ Capital Market on June 30, 2009.
As of December 31, 2009, there were 41,730,038 shares of common stock, $.001 par value per share, outstanding (net of treasury shares).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

YOUBET.COM, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Preliminary Notes
The words “Youbet,” “we,” “our,” “ours,” “us,” and the “Company” refer to Youbet.com, Inc., together with its subsidiaries, except where the context otherwise requires. This annual report on Form 10-K is for the year ended December 31, 2009. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (the “SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference (such as exhibits to this annual report) is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.
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
Cautionary Statement
This annual report on Form 10-K contains forward-looking statements which include, but are not limited to, statements about our pending merger with and into Churchill Downs Incorporated (“Churchill Downs”) and statements concerning expectations as to our revenues, expenses, and net income, our growth strategies and plans, our assessment of strategic alternatives for United Tote Company (“United Tote”), the timely development and market acceptance of our products and technologies, the competitive nature of and anticipated growth in our markets, our ability to achieve further cost reductions, the status of evolving technologies and their growth potential, the adoption of future industry standards, expectations as to our financing and liquidity requirements and arrangements, the need for additional capital, and other matters that are not historical facts. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates”, “appears”, “expects”, “intends”, “plans”, “believes, “seeks”, “estimates”, “may”, “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements, which are included in accordance with the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under Item 1A “Risk Factors” of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
Our website, www.youbet.com, enables our customers to securely wager on horse races at over 180 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are commingled with the host track betting pools.
We appeal to both new and experienced handicappers by providing a user-friendly “one-stop-shop” experience. To place a wager, customers open an account and deposit funds with us via several convenient options, including our ExpressCash system, which links our customers’ wagering accounts directly to their personal checking accounts. To enable our customers to make informed wagers, we provide 24-hour access to up-to-the-minute track information, real-time odds and value-added handicapping products, such as Turfday Super Stats, a comprehensive database of racing statistics and a grading system to assess trainers, jockeys and horses. Our customers can view high-quality, television speed live audio/video broadcasts with our xStreamAVtm of races as well as replays of a horse’s past races. Our convenient automated services are complemented by our skilled player service agents, who are available 15 hours a day, seven days a week to provide technical support and address any wagering or funding questions.

Our content partners provide us the same live satellite feeds that they normally broadcast at the track and to off-track betting facilities (“OTBs”). As a result, our content partners have the opportunity to increase the total handle wagered on their racing signal, which we believe leads to higher revenues for the host track and a higher quality of racing through larger purses for the horse owners. In return, we receive a commission, or a percentage of the wager (handle) processed through Youbet Express.
We acquired United Tote Company (“United Tote”) in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts). United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets. As a result of this acquisition, we now operate two business segments for financial accounting purposes, ADW and totalizator systems. For more information, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.
We were incorporated in Delaware on November 13, 1995. Our executive offices are located at 2600 West Olive Avenue, 5th floor, Burbank, CA 91505 and our telephone number is (818) 668-2100. Our website address is www.youbet.com.
Churchill Downs Merger Agreement
On November 11, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Churchill, Tomahawk Merger Corp., a wholly owned subsidiary of Churchill Downs (“Merger Corp”), and Tomahawk Merger LLC, a wholly owned subsidiary of Churchill Downs (“Merger LLC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Youbet, with Youbet surviving as a wholly owned subsidiary of Churchill Downs (the “Merger”) and (ii) following completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC, with Merger LLC surviving such merger.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, shares held by our wholly owned subsidiaries or shares of our common stock held by Churchill Downs or any of its subsidiaries) will be converted into the right to receive (i) 0.0598 of a share of Churchill Downs common stock and (ii) $0.97 in cash, subject to adjustment to ensure that the Merger does not require Churchill Downs to issue more than 19.6% of the outstanding Churchill Downs common stock outstanding as of immediately prior to the effective time of the Merger.
The Merger is subject to customary closing conditions, including (i) approval and adoption by our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) absence of litigation or injunctions prohibiting the transactions contemplated by the Merger Agreement and (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Churchill Downs, and compliance by us and Churchill Downs of our and Churchill Downs’s respective obligations under the Merger Agreement.
We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct our business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger. We are also subject to a “no-shop” restriction on our ability to solicit alternative acquisition proposals, provide certain information and engage in discussions with third parties, subject to certain exceptions. The Merger Agreement also provides for certain termination rights for both us and Churchill Downs, including our right to terminate the Merger Agreement under certain circumstances to enter into a “Superior Proposal.” Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Churchill Downs a termination fee of $4,326,000 and reimburse Churchill Downs’s transaction expenses up to $500,000 and Churchill Downs may be required to pay us a termination fee of $5,000,000.
Additional information regarding the Merger is provided in the proxy statement/prospectus filed with the SEC by Churchill Downs on March 2, 2010 and mailed to our stockholders on March 4, 2010.
Industry Overview
According to The Jockey Club, which is the breed registry for all thoroughbred horses in North America, total U.S. handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $12.3 billion in 2009, of which 89% represented wagers made away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. We believe that the ADW segment has outpaced overall pari-mutuel industry growth in recent years and that the largest volume of ADW wagers in the U.S. were processed through entities licensed as multi-jurisdictional ADW wagering hubs.

In 2000, the United States Congress amended the Interstate Horseracing Act of 1978, as amended (the “IHA”), to clarify the legality of wagering across state lines via telephone or other electronic media and the commingling of pari-mutuel wagering pools.
In the fourth quarter of 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (the “UIGEA”), which includes certain racing protective provisions by maintaining the status-quo with respect to wagering activities covered under the IHA. This Act prohibits the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses; however, the Act specifically excludes from the definition of unlawful Internet gambling “any activity that is allowed under the Interstate Horseracing Act of 1978”. On November 12, 2008, the Department of Treasury and Federal Reserve Board jointly published the final rule (the “UIGEA Rule”) implementing the UIGEA.
Competitive Advantages
We are a leading ADW company focused on horse racing primarily in the U.S. and have processed over $3.1 billion in wagers from January 1, 2004 to December 31, 2009. We believe we have the following competitive advantages:
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
Seek additional content
We intend to continue to seek access to both additional domestic and international content for our customers to view and to wager on. By entering into additional content agreements with international racing and gaming entities, this will provide our customers with a more diverse array of content to view and to wager on across more hours of the day. In 2009 we derived less than 5% of our handle from races outside of the U.S. and Canada.

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
Revenue Sources
For each pari-mutuel wager placed by our customers, we receive a commission calculated as a percentage of the wager. In the aggregate, these commissions represented approximately 79% of our total revenue for 2009. We generate additional revenue primarily from processing fees, monthly subscription service fees and the sale of handicapping information.
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
Acquisitions and Dispositions
Disposition of Bruen Productions
In October 2006, we acquired privately-held Bruen Productions International, Inc. We funded the acquisition with common stock held in treasury, payable in four installments over three years, and the assumption of approximately $0.2 million of debt. We delivered 13,953 shares of common stock in October 2006 as the first installment. As of December 31, 2007, we sold Bruen Productions back to the original owner in exchange for return of the delivered shares, termination of future stock obligations and cash. The decision to sell Bruen Productions was reached after management concluded that Bruen Productions was not a core business for Youbet, and that the sale would free up management resources to focus on our ADW platform and totalizator services. For more information regarding the sale of Bruen Productions, see Note 14 “Discontinued Operations” in our consolidated financial statements at the end of this report.

Shutdown of IRG
The International Racing Group (“IRG”) business was adversely impacted by a severe reduction in wagering activity following the commencement of an investigation involving the IRG business by the U.S. Attorney’s Office in Las Vegas, Nevada. Accordingly, on February 15, 2008, we stopped taking wagers and ceased all other operations associated with its business. On March 14, 2008, we entered into agreements with the U.S. Attorney’s Office in Las Vegas. Pursuant to one agreement, the U.S. Attorney’s Office agreed not to pursue any charges against Youbet or IRG in exchange for our continued cooperation with the government’s ongoing investigation. In separate agreements, we agreed to forfeit approximately $1.5 million previously seized by the government as part of its investigation. In connection with the IRG shutdown, we surrendered IRG’s license with the Oregon Racing Commission (“ORC”). For more information regarding the discontinued operations of IRG, see Note 14 “Discontinued Operations” in our consolidated financial statements at the end of this report.
Research and Development
Expenses
During 2009, 2008 and 2007, we spent approximately $4.2 million, $4.5 million and $4.4 million, respectively, on research and development activities, including capitalized expenses of $0.9 million, $1.1 million and $0.5 million in 2009, 2008 and 2007, respectively.
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
In 2008, we began providing a co-branded product for a group of racetracks in Illinois, pursuant to a co-branding agreement with those racetracks which provides for the sharing of the revenue and expenses associated with wagers placed by Illinois customers. The co-branded product provides virtual off-track betting systems and services to customers, including, but not limited to, information regarding horse races enabling customers to transmit wagering instructions on horse races via a Website. This is accomplished through the creation of dynamic pages with a specific URL address to enable visitors and customers to use the service.
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
TVG currently accepts wagers from customers in 16 states. TVG is a 24-hour national horse racing channel broadcast over cable and satellite. In January 2009, Betfair Group Ltd., a gaming company based in the United Kingdom (“Betfair”), purchased TVG from Macrovision Solutions Corporation.
Twinspires is an ADW platform owned by Churchill Downs. Aside from its namesake track, where the Kentucky Derby is held, Churchill Downs also owns and operates Arlington Park, Calder Race Course and Fair Grounds Race Course.
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
In 2007 and 2008, we were unable to carry a significant portion of TrackNet content due to the failure to successfully negotiate an agreement with TrackNet, as well as the impact on the distribution of content stemming from disputes among tracks, ADWs, and a number of horsemens’ groups that have consent rights under the IHA. We have had an agreement with TrackNet to carry all of its content since the end of 2008 and anticipate being able to continue to carry that content in the future, although the agreement with TrackNet, like all our agreements with content providers, is subject to cancellation by TrackNet at any time. In addition, we may not be able to arrange to carry such content in the future, as any such arrangement is subject to contractual negotiations and the consent of the relevant horsemens’ groups and racing commissions pursuant to the IHA and applicable state law.
Other competitors include, but are not limited to, Elite Turf Club, Racing & Gaming Services, Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, Lien Games, AmWest Entertainment, New Jersey Account Wagering, The New York Racing Association ( “NYRA”), Connecticut OTB, Sol Mutuel Limited, Royal River Racing, Penn National Gaming, Inc., Day at the Track, Inc., and Racing2Day LLC.
According to The Jockey Club, total North American handle on thoroughbred racing, the most popular type of horse racing, was estimated at approximately $12.3 billion in 2009, of which 89% was wagered away from the host track, such as at OTBs, at other tracks, or via Internet and telephone wagering. Our thoroughbred handle in 2009 was approximately $400.5 million or 3.3% of North American thoroughbred handle.
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
United Tote competes primarily on the basis of the design, performance, reliability and pricing of our products as well as contract services provided. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology. Our principal competitors in this business segment are AmTote International, Inc. (owned by Magna), Scientific Games Corporation and Las Vegas Dissemination Company. Our competition outside of North America is more fragmented, with competition also being provided by several international and regional companies.

Government Regulation and Legislation
Current licensing
In May 2009, the ORC approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing pari-mutuel wagers. Also, in June 2009, the Washington Horse Racing Commission approved Youbet’s application to renew for one-year our ADW license to accept and place online and telephone horse racing and pari-mutuel wagers.
In October 2009, the Illinois Racing Board approved Youbet’s application for an Advance Deposit Wagering license through the end of 2010.
In November 2009, the Idaho State Racing Commission approved Youbet’s application to renew for one year our multi-jurisdictional simulcast and interactive wagering totalizator hub license to accept and place online and telephone horse racing and pari-mutuel wagers.
In December 2009, the California Horse Racing Board renewed our in-state and out-of-state ADW licenses through the end of 2010. Also, in December 2009, the Virginia Racing Commission approved Youbet’s application to renew for our license to accept and place online and telephone horse racing pari-mutuel wagers through the end of 2010.
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

Employees
As of December 31, 2009, we had a total of 346 employees, 295 of whom were full-time and 51 were part-time. Of the 346 total, 93 were employed in our ADW segment and 253 were employed in our totalizator segment. We have never had a work stoppage. Eighteen of our totalizator segment employees as of December 31, 2009, were represented by a labor union. We consider our relations with our employees and the union that represents some of our employees to be good.
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
Risks Related to Our Business
Our pending Merger with Churchill Downs may cause disruption in our business and, if the pending Merger does not occur, we will have incurred significant expenses and our stock price may decline.
The announcement of our pending Merger with Churchill Downs, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The Merger agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending Merger, whether or not consummated, may impact our relationships with third parties.
The completion of the pending Merger is subject to certain conditions, including, among others (i) approval and adoption by our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) absence of litigation or injunctions prohibiting the transactions contemplated by the Merger Agreement and (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Churchill Downs, respectively, and compliance by us and Churchill Downs of our and Churchill Downs’s respective obligations under the Merger Agreement.
We cannot predict whether all of the closing conditions for the pending Merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the pending Merger will be completed. If the closing conditions for the pending Merger set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending Merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
If the Merger Agreement is terminated under certain circumstances, then we would be required to pay Churchill Downs a termination fee of approximately $4,326,000 and reimburse Churchill Downs’s transaction expenses up to $500,000.
These matters, alone or in combination, could have a material adverse effect on our business and financial results.
If it is determined that our business practices violate state gaming laws or regulations, we could be subject to claims for damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers from these states in the future.
We currently have licenses in the states of California, Idaho, Oregon, Virginia, Illinois and Washington to operate an ADW multi-jurisdictional wagering hub and/or to accept wagers from residents of such states. We also accept pari-mutuel wagers from subscribers in other states where, we believe, accepting such wagers is permitted pursuant to the IHA, state laws, and certain other laws and legal principles, including those contained in the U.S. Constitution. However, state attorneys general and gaming regulators may interpret state gaming laws, the federal statutes and constitutional principles and doctrines in a narrower manner than we do. If a federal or state court were to adopt such a narrow interpretation of these laws, we may face criminal or civil damages, fines or other penalties and may be prohibited from accepting pari-mutuel wagers in one or more states in the future, which may adversely affect our business and results of operations.

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
The UIGEA was signed into law on October 13, 2006. On November 12, 2008, the Department of Treasury and Federal Reserve Board jointly published the UIGEA Rule, implementing the UIGEA.
The UIGEA includes certain racing protective provisions by maintaining the status quo with respect to wagering activities under the IHA. Certain versions of this legislation and other bills introduced in prior years have not included exemptions applicable to our business, and we cannot be certain legislation will not be introduced in the future that could threaten to materially and adversely affect our business.
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
Credit card companies, banks and third party processing companies may in the future become hesitant to process deposits, fees and online transactions by our customers as a result of perceived legal uncertainty, including perceived uncertainty under the UIGEA and the UIGEA Rule, which prohibit the acceptance of credit cards, electronic funds transfers, checks, or the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses, even though the UIGEA contains a specific exemption for activities that are permitted under the IHA of 1978. The refusal by credit card companies, banks and third party processing companies to process such transactions would limit the methods of payment available to our subscribers, reducing the convenience of our services, and may make competitive services more attractive. This may adversely affect our business.
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

If any of our significant license and content agreements are terminated or are not renewed, our business and results of operations may be adversely affected.
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
TVG, which operates an ADW website and the Television Games Network, is a direct competitor in the interactive, pari-mutuel wagering market. The Television Games Network is a 24-hour national racing channel for distribution over cable, Dish Network and DIRECTV®, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. TVG currently operates in 16 states. Expansion by TVG into states where TVG does not currently operate would increase competition for us.
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
Other competitors include, but are not limited to, Elite Turf Club, Racing & Gaming Services, Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, Lien Games, AmWest Entertainment, New Jersey Account Wagering, NYRA, Connecticut OTB, Sol Mutuel Limited, Royal River Racing, Penn National Gaming, Inc., Day at the Track, Inc., and Racing2Day LLC. We expect to compete with these entities, as well as new domestic and international competitors which may enter the interactive, pari-mutuel gaming market, including tracks themselves, off-track betting parlors, large established interactive and online software companies and domestic and international gaming companies. It is possible that our current and potential competitors may have greater resources than us.
The refusal by horsemen’s groups to approve content agreements could have a material adverse effect on our business.
In 2008, the Thoroughbred Horsemen’s Group (the “THG”), a collection of horsemen’s groups from several states, refused to approve agreements for the distribution of certain content by ADW operators pursuant to the IHA. Such refusal by the THG did not significantly limit the content we could provide to our customers or have any material effect on our operations for 2008 since we did not have agreements to carry most of the content that was subject to such refusal by the THG. However, it is possible that the THG, other collections of horsemen groups, or individual horsemen groups, could refuse to approve content agreements to which we are a party in the future and such refusal may limit the content we could provide to our customers and therefore have a material adverse affect on our business.

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
Our credit facility, which consists of a $5.0 million revolving line of credit and a $10.0 million term loan and matures on November 30, 2010, contains customary covenants under the loan and security agreement, including restrictions on our ability to incur indebtedness, make investments, pay dividends or engage in mergers and acquisitions. The loan and security agreement also contains certain financial covenants, including (i) a requirement to maintain a specified debt service coverage ratio, (ii) a requirement to maintain a leverage ratio not to exceed 2:1, (iii) a requirement to maintain a certain minimum specified adjusted EBITDA and (iv) limitations on capital expenditures. Our indebtedness under the loan and security agreement is guaranteed by UT Gaming, Inc. (“UT Gaming”), the direct parent of United Tote, and secured by substantially all of our assets, including our intellectual property, and UT Gaming’s equity in United Tote. The covenants contained in the loan and security agreement may limit our ability to expand, pursue our business strategies and obtain additional funds. Our ability to meet the financial covenants in the loan and security agreement may be adversely affected by deterioration in business conditions or our results of operations, adverse regulatory developments and other events beyond our control. As of December 31, 2009, we were in compliance with financial covenants under the loan and security agreement. Failure to comply with these covenants may result in the occurrence of an event of default. Upon the occurrence of an event of default, the lender may terminate our credit facility and demand immediate payment of all amounts borrowed by us, which would have adverse consequences on our business and results of operations and may adversely affect the trading price of our common stock. The Merger will result in a change of control under our credit facility, which constitutes an event of default. As a result, the lenders on the credit facility may accelerate our obligations under the credit facility.
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
As of December 31, 2009, we owned no real property. We currently lease our facilities for administrative, service and/or sales activities. The terms of the leases for our leased facilities expire at various dates from June 2010 to December 2016. The following table sets forth the location, business segment, approximate square footage and purpose of our properties as of December 31, 2009:

Location	Business Segment	Square Footage	Use
Woodland Hills, California	ADW	30,000	Administrative
Burbank, California	ADW	3,000	Executive
Louisville, Kentucky	Totalizator	26,900	Service
San Diego, California	Totalizator	12,103	Sales/Service
Ottawa, Canada	Totalizator	2,000	Sales/Service
We believe that our facilities are adequate for our current and anticipated future levels of operations.

ITEM 3.	LEGAL PROCEEDINGS
On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against Youbet, various of our directors, Churchill Downs, Merger Corp and Merger LLC. Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name Youbet and our directors as defendants and three of which also name Churchill Downs as a defendant. All six lawsuits (the “Los Angeles Litigation”), are putative class actions brought on behalf of our stockholders. Plaintiffs in the Los Angeles Litigation have since moved to consolidate the Los Angeles Litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.
The complaints in the Los Angeles Litigation all allege that our directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the proposed Merger. In that regard, the various complaints include, among other things, allegations that the proposed Merger is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by our shareholders is unfair and inadequate; that the Merger Agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with the waiver of our stockholder rights agreement that we signed in connection with the Merger Agreement with respect to Churchill Downs and the entry into voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the Merger, is to “lock up” the proposed Merger, foreclose potential alternative bidders and illegally restrain our ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the proposed Merger, including for the purpose of obtaining positions or pursuing opportunities at Churchill Downs; and that material information has not been provided in connection with the proposed Merger and was not provided at the time that we submitted our stockholder rights agreement to a stockholder vote. Those lawsuits which name Churchill Downs or its affiliates as defendants also allege that Churchill Downs has aided and abetted the alleged breaches of fiduciary duty by our directors. We are also alleged to have aided and abetted the alleged breaches of fiduciary duty by our directors. Among the relief sought by the complaints is an enjoining of the proposed Merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against Youbet, various of our directors, Churchill Downs, Merger Corp and Merger LLC. The initial Balch complaint contained allegations similar to those made in the Los Angeles Litigation, including a claim that Churchill Downs aided and abetted alleged breaches of fiduciary duty by our directors. On January 8, 2010, an amended complaint was filed in Balch, adding a claim against our directors for an alleged breach of the fiduciary duty of disclosure, and adding allegations that the draft Registration Statement on Form S-4 filed by Churchill Downs with the SEC in connection with the proposed Merger omits material information and is materially misleading in various respects. Among the relief sought by the Balch amended complaint is an enjoining of the proposed Merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.
On March 2, 2010, Youbet, our directors, Churchill Downs, Merger Corp, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include additional disclosures relating to the proposed Merger in Youbet’s proxy statement/prospectus relating to the Merger that was mailed to Youbet stockholders on March 4, 2010. Youbet, our directors, Churchill Downs, Merger Corp, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, our directors, Churchill Downs, Merger Corp, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation, completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed Merger by the Outside Date (as such term is defined in the Merger Agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.
If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of our non-affiliated public stockholders who held our common stock at any time from November 10, 2009, through the date of the consummation of the Merger a release of all claims relating to the proposed Merger, the Merger Agreement and the transactions contemplated therein, disclosures made relating to the proposed Merger, and any compensation or other payments made to the defendants in connection with the proposed Merger; except that the settlement will not include a release of claims by current and former Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles, California, will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.
We are party to various legal proceedings that are ordinary and incidental to our business. We do not expect that any of these currently pending legal proceedings will have a material adverse impact on our consolidated financial position, consolidated results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock currently trades on the Nasdaq Capital Market under the symbol “UBET”. The following table sets forth, for the periods indicated, the high and low sale price per share for our common stock.

	High	Low
Year Ended December 31, 2008:
First Quarter	$1.28	$0.65
Second Quarter	1.72	0.67
Third Quarter	2.09	1.04
Fourth Quarter	1.54	0.66
Year Ended December 31, 2009:
First Quarter	$1.70	$0.85
Second Quarter	3.59	1.59
Third Quarter	3.91	1.93
Fourth Quarter	3.03	2.05
On December 31, 2009, the closing sale price per share of our common stock as reported on the Nasdaq Capital Market was $2.87 per share. As of December 31, 2009, we had 114 shareholders of record.
Purchases of Equity Securities by Youbet
In March 2007, our board of directors authorized a $10.0 million repurchase of up to two million shares of our common stock. Share repurchases are administered by a special committee of directors and may not be made at any time we are in default under the terms of our credit agreement. Since the inception of this repurchase program through the end of 2007, we repurchased 586,766 shares of our common stock at a weighted average price of $1.71 per share for an aggregate purchase price of approximately $1.0 million. We used cash on hand and cash provided by operating activities to fund these share repurchases. In April 2009, our board of directors approved the modification and extension of its share repurchase plan, which was scheduled to expire on March 31, 2009. Under the modified repurchase plan, the Company is authorized to purchase up to 10% of its common stock outstanding as of March 31, 2009, subject to certain limitations under its existing credit facility. We did not repurchase any shares of our common stock during 2009 pursuant to this repurchase program. Under the Merger Agreement, we have agreed not to repurchase any of our common stock without the approval of Churchill Downs, and we do not expect to repurchase any more shares while the proposed Merger is pending.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Number of Securities Remaining
		Weighted Average	Available for Future Issuance
	Number of Securities to be Issued	Exercise Price of	Under Equity Compensation Plans
	upon Exercise of Outstanding	Outstanding Options,	(excluding securities reflected in
Plan Category	Options, Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
by security holders	6,794,594	1.72	1,309,599
Equity compensation plans not approved by
by security holders	—	—	—

	6,794,594	1.72	1,309,599

Comparison of Cumulative Total Returns
The chart below compares the performance of Youbet’s common stock with the performance of the Nasdaq Composite and a peer group index by measuring the changes in common stock prices from December 31, 2004 through December 31, 2009. Pursuant to the SEC’s rules, we created peer group indexes with which to compare our own stock performance since a relevant published industry or line-of-business index does not exist. We have selected a grouping of companies that have lines of business similar to our own. All of the companies included in the peer group index are also engaged in other businesses in which Youbet does not participate. The common stocks of the following companies have been included in the Peer Group Index: Churchill Downs, Inc., Magna Entertainment Corp and Scientific Games Corp. The chart assumes $100 was invested on December 31, 2004 in Youbet’s common stock and in each of the foregoing indices. The stock performance shown on the graph below is not necessarily indicative of future price performance.
Dividends
We have never declared or paid any dividends on our common stock. We intend to retain any future earnings primarily for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future. Our ability to pay dividends is restricted by the loan and security agreement relating to our credit facility. Our ability to declare or pay dividends in the future may be dependent upon our financial condition, results of operations, capital requirements, terms of any debt instruments or preferred stock then outstanding and such other factors as our board of directors may deem relevant at the time. Under the Merger Agreement, we have agreed not to pay dividends on our common stock without the approval of Churchill Downs while the proposed Merger is pending.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth the selected consolidated financial data for each of the years during the five-year period ended December 31, 2009. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Years ended December 31,
	2009	2008 (1)	2007(2)	2006 (3)	2005(4)
	(in thousands, except per share data)
Statement of Income Data
Revenues	$111,380	$109,028	$122,494	$114,594	$82,366

Operating costs	107,682	114,193	133,867	118,161	78,601

Income (loss) from continuing operations before income tax (benefit)	3,698	(5,165)	(11,373)	(3,567)	3,765
Income tax (benefit)	(7,938)	658	2,814	734	(1,854)

Income (loss) from continuing operations	11,636	(5,823)	(14,187)	(4,301)	5,619
Income (loss) from discontinued operations (5)	(18)	1,372	(14,231)	2,270	72

Net income (loss)	$11,618	$(4,451)	$(28,418)	$(2,031)	$5,691

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.28	$(0.14)	$(0.34)	$(0.12)	$0.18
Income (loss) from discontinued operations	$(0.00)	0.03	(0.34)	0.06	0.00
Net income (loss)	$0.28	(0.11)	(0.68)	(0.06)	0.18
Diluted
Income (loss) from continuing operations	$0.27	$(0.14)	$(0.34)	$(0.12)	$0.16
Income (loss) from discontinued operations	$(0.00)	0.03	(0.34)	0.06	0.00
Net income (loss)	$0.27	(0.11)	(0.68)	(0.06)	0.16

Selected Balance Sheet Data
Cash and cash equivalents	$15,884	$16,538	$6,551	$21,051	$16,686
Working capital (deficit)	7,064	(771)	(14,300)	5,019	12,015
Total assets	51,644	48,880	65,050	105,605	40,829
Current portion of long-term debt	7,196	8,704	10,390	8,311	620
Long-term debt, net of current portion		3,996	4,767	12,054	178
Stockholders’ equity	$29,676	$16,843	$19,981	$52,774	$22,884

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

Selected Unaudited Quarterly Results of Operations
In the opinion of management, the accompanying unaudited quarterly financial information presented below includes all adjustments which management considers necessary to present fairly the results of its operations for the periods presented below in conformity with accounting principles generally accepted in the United States of America. This quarterly financial information has been prepared consistently with the accounting policies described in the accompanying audited consolidated financial statements for the year ended December 31, 2009. The results of operations for the periods presented below are not necessarily indicative of the results of operations to be expected in the future.

	Fiscal quarters ended
	2009				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31(2)	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues	$28,048	$30,184	$27,876	$25,272	$24,511	$29,239	$29,318	$25,960

Costs and expenses
Track fees	13,063	13,786	12,807	11,066	8,277	10,199	10,599	10,228
Licensing fees	1,317	1,343	705	889	2,098	2,378	2,482	2,166
Network operations	1,005	981	999	886	925	983	985	1,035
Contract costs	3,240	3,842	4,052	3,644	3,536	3,859	3,906	3,493
Cost of equipment sales	58	40	14	75	88	142	159	77

	18,683	19,992	18,577	16,560	14,924	17,561	18,131	16,999

Gross profit	9,365	10,192	9,299	8,712	9,587	11,678	11,187	8,961

Operating expenses
General and administrative	4,181	4,263	4,256	4,304	4,198	4,983	3,633	4,938
Sales and marketing	1,406	1,487	1,547	1,654	1,243	1,160	1,351	1,519
Research and development	903	800	769	834	862	934	796	838
Depreciation and amortization including intangibles	1,834	1,786	1,807	1,790	1,806	1,972	2,197	2,099
Goodwill and intangible impairment writedown (1)								11,212

	8,324	8,336	8,379	8,582	8,109	9,049	7,977	20,606

Income (loss) from continuing operations	1,041	1,856	920	130	1,478	2,629	3,210	(11,645)
Interest expense, net of interest income	(198)	(184)	(184)	(170)	(285)	(270)	(223)	(233)
Other income (expense)	81	124	194	88	9	(73)	101	137

Income (loss) from continuing operations before income tax (benefit)	924	1,796	930	48	1,202	2,286	3,088	(11,741)
Income tax (benefit)	88	341	52	(8,419)	19	57	286	296

Income from continuing operations	836	1,455	878	8,467	1,183	2,229	2,802	(12,037)
Income (loss) from discontinued operations (3)	(16)	(2)			(409)	(213)	(120)	2,114

Net income (loss)	$820	$1,453	$878	$8,467	$774	$2,016	$2,682	$(9,923)

Net income per common share, diluted
Income (loss) from continuing operations	$0.02	$0.03	$0.02	$0.19	$0.03	$0.05	$0.07	$(0.29)
Income (loss) from discontinued operations					(0.01)		(0.01)	0.05
Net income (loss) per common share	0.02	0.03	0.02	0.19	0.02	0.05	0.06	(0.24)

(1)	We recognized impairment charges in United Tote as of December 31, 2008 in the amount of $11.2 million.

(2)	In February 2008, we ceased operations at IRG. The results of IRG have been accounted for as discontinued operations. See Note 14 to our consolidated financial statements at the end of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Based on information compiled by The Jockey Club, over 89% of pari-mutuel wagers, or handle, on thoroughbred racing in the United States were placed at locations away from the host track during 2009. We believe the shift toward off-track wagering has been driven by the betting public’s desire for convenience and access to a broader range of content. Our website, www.youbet.com, enables our customers to securely wager on horse races at over 180 racetracks worldwide from the convenience of their homes or other locations. Our customers receive the same odds and expected payouts they would receive if they were wagering directly at the host track and their wagers are commingled with the host track betting pools.
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
We acquired United Tote in February 2006. United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and processes more than $7 billion in handle annually on a global basis, approximately 90% of which is North American pari-mutuel handle. United Tote supplies pari-mutuel tote services to approximately 100 racing facilities in North America and additional facilities in a number of foreign markets.
As a result of the United Tote acquisition, we operate two business segments for financial accounting purposes: ADW and totalizator services. Our ADW segment consists of the operations of Youbet Express and Youbet Services Corporation. Our totalizator services segment consists of the operations of United Tote. Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services and caters to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including our ADW segment. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, and other factors as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by our totalizator segment to our ADW segment are eliminated in our consolidated financial statements. Our reporting segments follow the same accounting policies used for our consolidated financial statements. Management evaluates each segment’s performance based upon its individual financial results of operations. For information regarding results for each segment, see Note 15 “Segment Reporting” in our consolidated financial statements at the end of this report.

Our ADW segment also included IRG until it closed as of February 15, 2008, and Bruen Productions, which we sold in December 31, 2007, the results of both of which are accounted for as discontinued operations. For information on IRG and Bruen Productions, see Note 14 “Discontinued Operations” in our consolidated financial statements at the end of this report.
Churchill Downs Merger Agreement
On November 11, 2009, we entered into the Merger Agreement with Churchill Downs, Merger Corp and Merger LLC. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Youbet, with Youbet surviving as a wholly owned subsidiary of Churchill Downs and (ii) following completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC, with Merger LLC surviving such merger.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, shares held by our wholly owned subsidiaries or shares of our common stock held by Churchill Downs or any of its subsidiaries) will be converted into the right to receive (i) 0.0598 of a share of Churchill Downs common stock and (ii) $0.97 in cash, subject to adjustment to ensure that the Merger does not require Churchill Downs to issue more than 19.6% of the outstanding Churchill Downs common stock outstanding as of immediately prior to the effective time of the Merger.
The Merger is subject to customary closing conditions, including (i) approval and adoption by our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) absence of litigation or injunctions prohibiting the transactions contemplated by the Merger Agreement and (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Churchill Downs, and compliance by us and Churchill Downs of our and Churchill Downs’s respective obligations under the Merger Agreement.
We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct our business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger. We are also subject to a “no-shop” restriction on our ability to solicit alternative acquisition proposals, provide certain information and engage in discussions with third parties, subject to certain exceptions. The Merger Agreement also provides for certain termination rights for both us and Churchill Downs, including our right to terminate the Merger Agreement under certain circumstances to enter into a “Superior Proposal.” Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Churchill Downs a termination fee of $4,326,000 and reimburse Churchill Downs’s transaction expenses up to $500,000 and Churchill Downs may be required to pay us a termination fee of $5,000,000.
Additional information regarding the Merger is provided in the proxy statement/prospectus filed with the SEC by Churchill Downs on March 2, 2010 and mailed to our stockholders on March 4, 2010.

Results of Operations for 2009 Compared to 2008
The following table sets forth, for the years ended December 31, 2009 and 2008, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $1.1 million and $1.2 million in the years ended December 31, 2009 and 2008, respectively.

	ADW Segment				Totalizator Segment
	Year ended December 31,				Year ended December 31,
			Increase	%			Increase	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
	(in thousands)
Revenues	$90,727	$85,831	$4,896	5.7%	$21,737	$24,443	$(2,706)	-11.1%

Gross profit	30,796	32,229	(1,433)	-4.4%	6,772	9,184	(2,412)	-26.3%
As % of revenues	33.9%	37.5%			31.2%	37.6%

Operating expenses	23,226	23,417	(191)	-0.8%	10,395	22,324	(11,929)	-53.4%
As % of revenues	25.6%	27.3%			47.8%	91.3%

Income from continuing operations before other income (expense) and income tax	$7,570	$8,812	$(1,242)	-14.1%	$(3,623)	$(13,140)	$9,517	72.4%
As % of revenues	8.3%	10.3%			-16.7%	-53.8%
Note: Revenues exclude intersegment eliminations of $1.1 million in 2009 and $1.2 million in 2008, respectively.
Revenues
Total revenues increased $2.4 million, or 2%, for the year ended December 31, 2009 when compared with 2008. Excluding the impact of intersegment eliminations, the revenue increase was the result of an increase in our ADW segment revenues of $4.9 million, or approximately 6%, which was partially offset by a decrease in our totalizator segment revenues of $2.7 million, or approximately 11%, over those periods. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.
ADW Segment Revenues
ADW segment revenues, which consist primarily of commissions on wagers placed by our customers, net of player incentives, increased approximately $4.9 million, or approximately 6%, in the year ended December 31, 2009, when compared to 2008. Gross commissions, before deduction of player incentives, during 2009 increased $9.1 million, or approximately 10% compared to 2008 due primarily to a 10% improvement in handle resulting from increased track content. However, the increase in gross commissions was partially offset by higher player incentives in 2009 of $3.7 million, a 46% increase compared to 2008. Approximately $0.4 million of the increase in player incentives relates to the redemption of expired player reward points in the first quarter of 2009, $0.3 million relates to a prospective change in estimate of the value of outstanding reward points and the remainder is associated with the impact of our more aggressive incentive marketing efforts.
Total handle for the year ended December 31, 2009 was $480.3 million, an increase of $42.0 million, or 10%, compared to 2008 primarily as a result of our ability to carry all TrackNet content during 2009 compared to 2008, during which we were unable to carry a significant portion of TrackNet content due to the failure to successfully negotiate an agreement with TrackNet until the end of 2008, as well as our aggressive marketing efforts during 2009.
Youbet Express yield, defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles), decreased approximately 1.0% to 6.9% in 2009 versus 7.9% in 2008. The lower yield reflects the impact of increased track fees due to changes in track mix (which are driven by player preferences due to such things as race type, time of day and wagering pool size) resulting from the return of the TrackNet content, which generally includes tracks with higher costs and, correspondingly, lower yields, as well as increased revenue sharing expense associated with our co-branding agreement with tracks in Illinois and the increase in player incentives described above.

The following table sets forth our calculation of Youbet Express yield for the periods indicated:

	Year ended December 31,
	2009	2008	Increase (Decrease)%
	(in thousands)
Handle	$480,297	$438,261	$42,036	9.6%

Commissions	88,320	82,929	5,391	6.5%
Less:
Track fees	50,722	39,303	11,419	29.1%
License fees	4,254	9,124	(4,870)	-53.4%

Net revenue	$33,344	$34,502	$(1,158)	-3.4%

Yield %	6.9%	7.9%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues, which consist of contract revenues associated with the service of totalizator systems and equipment sales, decreased $2.7 million, or approximately 11%, when compared to 2008. Contract revenues from the service of totalizator systems, which are driven by wagering handle at tracks serviced, were $20.9 million a decrease of $2.4 million, or approximately 10%, compared to 2008, primarily as a result of track closures, a general industry decline in wagering and reduced racing days. Equipment sales in 2009 were $0.8 million, representing a decrease of $0.3 million, or approximately 28% compared to 2008 due to the reluctance of track owners to invest in new equipment in the current global economy.
Costs and Expenses
Consolidated costs and expenses increased $6.2 million, or approximately 9%, in 2009 compared to 2008 primarily as a result of increased track fees, which were partially offset by decreases in licensing fees and totalizator equipment costs, as discussed below. As a percentage of revenues, consolidated costs and expenses increased from approximately 62% in 2008 to approximately 66% in 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.
ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks, increased $11.4 million, or approximately 29%, in 2009 compared to 2008. The increase is partially attributable to the 10% increase in handle and host fee rate increases and a shift of costs from license fees to tracks fees resulting from a reduced number of TVG exclusive tracks. The increase is also attributable to TV streaming costs, source market fees, host fees and track revenue sharing fees associated with the Company’s co-branding agreement with tracks in Illinois, which increased $2.5 million, $1.3 million, $6.4 million and $2.6 million, respectively, in 2009 compared to 2008. The increase in track fees was partially offset by a decrease in California market access fees of $1.8 million over the same period in 2008 due to reduced wagering in California.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $4.9 million, or approximately 53%, in 2009 compared to 2008, primarily due to a decrease in the number of TVG exclusive tracks we carried over those periods.

Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees, decreased $0.1 million or approximately 2% in 2009 compared to 2008. This decrease was primarily attributable to a reduction of totalizator fees of $0.3 million associated with renegotiated totalizator contracts and computer supplies, which was partially offset by higher decoder and AV expenses and increased salaries.
As a percentage of ADW segment revenues, costs and expenses in our ADW segment increased from approximately 62% in 2008 to approximately 66% in 2009.
Totalizator Segment Costs and Expenses
Costs and expenses in our totalizator segment consist of contract costs and equipment costs, each as described below.
Contract costs: Contract costs, which represent costs associated with providing totalizator services at racetracks, remained flat in 2009 when compared to 2008. Reductions of $0.2 million in communication expenses, $0.2 million in salaries and $0.2 million in travel/entertainment related expenses in 2009 compared to 2008 were offset by $0.7 in expenses related to inventory write-downs in 2009.
Equipment Costs: Equipment costs, which represent costs associated with equipment sales, decreased from $0.5 million in 2008 to $0.2 million for the comparable period in 2009, due to a decrease in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment increased from approximately 62% in 2008 to approximately 69% in 2009.
Gross Profit
Consolidated gross profit decreased $3.8 million, or approximately 9%, in 2009 compared to 2008 primarily due to increased track fees and player incentives in our ADW segment and the decline in revenues and flat cost structure in our totalizator segment. As a percentage of revenues, consolidated gross profit decreased from approximately 38% in 2008 to approximately 34% in 2009. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.
ADW Segment Gross Profit
Gross profit in our ADW segment was $30.8 million for 2009, representing a decline of $1.4 million, or approximately 4%, compared to 2008. The decline was primarily due to increased track fees attributable to the change in track mix associated with the return of TrackNet content, which carry higher track fees, increased revenue share expense associated with our co-branding agreement with tracks in Illinois and the increase in player incentives, the total of which offset the revenue gains experienced as a result of increased handle. As a percentage of ADW segment revenues, gross profit in our ADW segment decreased from approximately 38% in 2008 to approximately 34% in 2009.
Totalizator Segment Gross Profit
Gross profit in our totalizator segment was $6.8 million for 2009, representing a decline of $2.4 million, or approximately 26%, compared to 2008. This decline is primarily attributable to the 11% decline in totalizator segment revenues over the same periods and the $0.7 million in expenses related to inventory write-downs in 2009. Due to the nature of the totalizator business and contractual obligation to provide equipment and totalizator services, its cost structure is fairly rigid and less variable to fluctuations in handle processed and reduction in race days. As a percentage of segment revenues, gross profit in our Totalizator segment decreased from approximately 38% in 2008 to approximately 31% in 2009.
Operating Expenses
Research and development: Research and development expense of $3.3 million decreased slightly in 2009 when compared with 2008 due to a reduction in employee related costs in the Totalizator segment.
Sales and marketing: Sales and marketing expense of $6.1 million in 2009 increased $0.8 million, or approximately 16%, compared to 2008. This increase was primarily in the Youbet Express business and resulted from an increase in sales and marketing personnel and management’s priority to more appropriately develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.

General and administrative: General and administrative expense of $17.0 million in of 2009 decreased $0.7 million, or approximately 4% in 2009 compared to 2008. This decrease is attributable to reductions of $1.7 million in employee benefit costs related to reduced severance and bonus accruals, $0.4 million in non-cash compensation due to higher than expected option forfeitures, $0.3 in licenses and $1.1 million in business taxes as a result of a settlement with the City of Los Angeles concerning the proper classification of Youbet operations; business taxes were reserved for in prior periods pending resolution of the matter. These reductions were significantly offset by an increase in salaries of $0.6 million due to an increase in employees, and increases in legal and investment banking costs of $1.6 million and $0.5 million, respectively, primarily related to our proposed merger with Churchill Downs. As a percentage of total revenues, general and administrative costs decreased from approximately 16% in 2008 to approximately 15% in 2009.
Depreciation and amortization: Depreciation and amortization in 2009 decreased $0.9 million, or approximately 11%, compared to 2008 due to the aging of equipment and software in our totalizator segment, which was partially offset by the purchase of new software in our ADW segment.
Impairment Write downs: In connection with our exploration of strategic alternatives for United Tote, we continue to evaluate the goodwill related to United Tote, including comparing the current estimated fair value to the carrying value of the goodwill. In February 2009, we performed an evaluation and concluded that the carrying value of United Tote was impaired as of December 31, 2008. The total amount of this additional non-cash impairment charge was $11.2 million, which included a $6.9 million impairment of goodwill, and write downs in computer equipment and intangible assets of $3.1 million and $1.2 million, respectively. In 2009, we performed our annual asset impairment evaluation and concluded that an additional impairment write-down was not deemed necessary.
Interest expense (income): Interest expense of $0.8 million in 2009, decreased $0.4 million compared to $1.2 million in 2008. This decrease is primarily due to lower interest rates and lower debt levels. Interest income in 2009 was $0.2 million lower than 2008, primarily due to lower investment yields in 2009 compared with 2008.
Other income: Other income in 2009 increased $0.3 million when compared to 2008 due to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: Income taxes were favorably impacted by a $8.1 million reduction in our valuation allowance relating to deferred tax assets for net operating loss carry forwards. According to the provisions of Accounting Standards Codification (“ASC”) Topic 7402 Income Taxes that are derived from Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 109, Accounting for Income Taxes, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2009, positive evidence we considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to carryback deferred benefits to those periods. Based upon this evaluation and expected future profitability, we concluded that our valuation allowance against our net operating loss carry forwards should be reduced.
Discontinued Operations: Effective February 15, 2008, we ceased operations at IRG and, accordingly, have accounted for such operations retroactively as discontinued operations. For the year ended December 31, 2009, IRG sustained a loss of $18 thousand compared to income of $1.4 million in 2008.

Results of Operations for 2008 Compared to 2007
The following table sets forth, for the years ended December 31, 2008 and 2007, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $1.2 million and $1.3 million in the years ended December 31, 2008 and 2007, respectively.

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

The following table sets forth our calculation of Youbet yield for the periods indicated:

	Year ended December 31,
	2008	2007	Increase (Decrease)%
	(in thousands)
Handle	$438,261	$484,216	$(45,955)	-9.5%

Commissions	82,929	93,969	(11,040)	-11.7%
Less:
Track fees	39,303	39,246	57	0.1%
License fees	9,124	19,810	(10,686)	-53.9%

Net Revenue	$34,502	$34,913	$(411)	-1.2%

Yield %	7.9%	7.2%
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
Equipment Costs: Equipment costs, which represent costs of United Tote associated with earning equipment sales revenue, increased 9% in 2008, when compared with 2007, due to an increase in equipment sales.
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
Interest expense (income): Interest expense of $1.2 million in 2008 decreased $0.6 million compared to $1.8 million in 2007. This decrease is primarily due to lower debt levels during 2008 and lower interest rates. Interest income was $0.4 million lower than 2007, primarily due to lower investment yields in 2008 compared with 2007.
Other income: Other income remained flat in 2008 when compared to the 2007.
Income Taxes: Income taxes in 2008 were negatively impacted by several permanent and non-permanent book/tax differences such as amortization of intangibles, asset impairments, stock based compensation and depreciation. Additionally, in the third quarter of 2008, the State of California suspended the use of net operating loss carry forwards, resulting in additional tax of $0.4 million being recognized in 2008. In 2007, we increased our valuation allowance relating to deferred tax assets for net operating loss carry forwards by $2.9 million. According to ASC Topic 740, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For 2008, positive evidence we considered included future revenue and expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods. Based upon this evaluation, we concluded that a valuation allowance was warranted against our net operating loss carry forwards.
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
Liquidity and Capital Resources
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

During 2009, we funded our operations primarily with net cash provided by operating activities.
As of December 31, 2009, we had net working capital of $7.1 million, compared to negative net working capital of $0.8 million at December 31, 2008. On December 31, 2009, the principal balance of our term loan with National City Bank (NCB) was $3.8 million and no amounts had been borrowed under the revolving and letter of credit facility with NCB. The terms of the credit facility are more fully described below under “Credit Facility.”
As of December 31, 2009, we had $15.9 million in cash and cash equivalents and $4.6 million in restricted cash.
Our principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
Cash Flows for 2009 Compared to 2008
The following table presents a summary of the net increase (decrease) in cash and cash equivalents in the periods presented:

	Year Ended December 31,
	2009	2008
	(in thousands)
Net cash provided by operating acivities, from continuing operations	$7,725	$15,049
Net cash used in investing activities	(3,032)	(1,350)
Net cash used in financing activities	(5,303)	(3,327)
Net cash used in operating activities, discontinued operations	(21)	(312)
Foreign currency translation adjustments	(23)	(73)

Net increase (decrease) in cash and cash equivalents	$(654)	$9,987

Operating Activities
Net cash provided by operating activities was $7.7 million for 2009, compared to $15.0 million for 2008. The year-over-year decrease was primarily due to gross profit erosion in our ADW and totalizator segments of $1.4 million and $2.4 million, for the reasons described above and negative fluctuations in working capital impacting our cash. These negative working capital fluctuations impacting cash were primary attributable to cash payments in the first quarter 2009 in respect of liabilities incurred in 2008, consisting of $1.3 million in license fees, $0.5 million in estimated taxes, $0.2 million in accrued severance, $0.7 million in legal fees and $1.8 million in bonuses. Operating cash flow is impacted by wagering activity that typically peaks in the second and third quarters of the year.
Investing Activities
Net cash used in investing activities for 2009 was $3.0 million, compared to $1.4 million for 2008. The $1.6 million increase is attributable to increased capital spending in 2009, associated with the continued improvement of our ADW platform, including functionality, product offering and social communication. Capital spending in 2009 in our ADW and Totalizator segments was $2.4 million and $0.6 million, respectively. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary.
Financing Activities
Net cash used in financing activities in 2009 was $5.3 million, an increase of $2.0 million when compared to 2008, due to higher loan repayments (net of new borrowings) in 2009 in accordance with the terms of our credit facility.

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
Credit Facility
Our credit facility currently consists of a $5.0 million revolving line of credit and a $10.0 million term loan. At December 31, 2009, $3.8 million was owed on the term loan and we had no outstanding borrowings under the revolving credit facility.
On December 3, 2008, we entered into a loan and security agreement with NCB. The loan and security agreement with NCB provides for a $10.0 million term loan, and a $5.0 million revolving line of credit and letter of credit facility. In no event, however, may the aggregate principal amount borrowed by us under the loan and security agreement exceed a borrowing base determined by the amount of our available cash plus a percentage, differing in each case, of the value of certain of our eligible accounts, inventory and equipment, subject to additional reserves established by National City Bank at its discretion. In connection with closing the loan and security agreement, we paid National City Bank a fee of $225,000.

On December 3, 2008, we borrowed the full $10.0 million under the term loan. We used $4.6 million to repay principal and interest in full amounts owed to Wells Fargo Foothill, Inc., as well as fees and expenses associated with the refinancing, and the remaining proceeds will be used for general corporate purposes. As of December 31, 2009, the principal balance outstanding under the term loan was $3.8 million. We have not borrowed any amounts under the revolving and letter of credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at our discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by our leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by us. LIBOR loans may have a one, two or three month term. At December 31, 2009, the interest rate on the term loan was 5.75% per annum.
The outstanding principal amount under the term loan is due and payable on the last day of each quarter beginning on December 31, 2008 in installments of $1.25 million. The term loan and the revolving credit facility each mature on November 30, 2010. The loan and security agreement provides for mandatory prepayment in the event of certain asset sales and recovery events; provided that, so long as an event of default has not occurred, a mandatory prepayment of the net proceeds is not required, subject to certain thresholds or amounts as more fully described in the loan and security agreement. Our indebtedness under the loan and security agreement is guaranteed by UT Gaming, the direct parent of United Tote, and secured by substantially all of our assets, including our intellectual property, and UT Gaming’s equity in United Tote.
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
As of December 31, 2009, we were in compliance with financial covenants under the loan and security agreement.
The Merger will result in a change of control under our credit facility, which constitutes an event of default. As a result, the lenders on the credit facility may accelerate our obligations under the credit facility.
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
The third promissory note has a principal amount of $3.2 million, bears interest at 5.02%, and is currently due, but is subject to rights of indemnification and offset. The terms of the $3.2 million note provide that: (i) we are not required to make a mandatory “excess capital” prepayment under the $3.2 million note until both the $5.2 million note and the $1.8 million note have been paid in full, but no earlier than June 11, 2007; and (ii) we may set off from the amount we owe under this note any loss suffered by us for which we are entitled to indemnification under the United Tote stock purchase agreement. We repaid this promissory note, including accrued interest through December 31, 2009 of $0.5 million, less reimbursable costs of $0.1 million, on January 12, 2010.

Off Balance Sheet Arrangements
We have a standby letter of credit outstanding that is collateralized by a restricted cash account in connection with the lease of our executive and operating offices in Woodland Hills, California. This letter of credit includes automatic renewals on the anniversary date of the lease origination, and permits annual automatic reductions of approximately $0.1 million. As of December 31, 2009, the letter of credit obligation and corresponding cash collateral balance was $58,000.
At December 31, 2009, we had outstanding various other irrevocable standby letters of credit issued to the benefit of the California Horse Racing Board, ORC and Washington Horse Racing Commission totaling $0.7 million. These letters of credit include automatic renewals on their anniversary dates.
Contractual Obligations, Contingent Liabilities and Commitments
We have contractual obligations and commitments primarily with regard to facilities leases and employment contracts. The following table aggregates our expected contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Gary Sproule	106,000	106,000
Capital leases (1)	246,354	246,354
Operating facility leases (2)	1,249,130	662,611	208,724	181,973	195,822
Operating equipment leases (3)	189,908	163,376	26,532
Bank debt (National City Bank) (4)	3,750,000	3,750,000
Note payable (Kinderhook ) (5)	3,200,000	3,200,000
Other	105,334	105,334

	8,846,726	8,233,675	235,256	181,973	195,822

(1)	Consists of capital lease arrangements for networking equipment, computer equipment and software.

(2)	Consists of minimum rental payments under non-cancelable operating leases for office and production facilities in California, Oregon, Kentucky and Canada.

(3)	Consists of operating lease arrangements for network and computer equipment.

(4)
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

(5)
Consists of the principal amount of the third promissory note we issued in connection with the United Tote acquisition, but excludes interest payments on the note, which bears interest at a rate of 5.02% per annum, as described above under “Liquidity and Capital Resources - Youbet Promissory Notes.” This note was paid in full in January 2010.

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

Revenue recognition
Through Youbet Express, we earn and record commissions on wagers placed with tracks for customers as revenue and the related track and market area access fees as operating expenses when the wagers are settled, typically the same day as the wager, based upon associated track contracts. Other sources of revenue, including membership and information fees, are relatively insignificant. Prepayments of such fees are treated as deferred revenue and later recognized over the duration of the subscription. Incentives offered to customers to encourage wagering on events at tracks that generate higher margins are charged immediately to operations as reductions in commissions earned.
We launched a player rewards program during the second quarter of 2006 called Youbet Advantage. Participating members earn points based on the amount they wager, and they can redeem their points for merchandise, travel rewards, and wager credits. Our Player Advantage incentives and other volume incentives are recorded as a reduction of commission revenue (a contra-revenue) and the associated liability is accrued as the points are issued. Reward points are valued based upon a “par” value applied to points earned based upon the rewards category the player is assigned. Player reward categories are assigned to players based upon their respective wagering volume. An estimated point redemption rate, by reward category, is applied against the outstanding points to estimate the future utilization of points awarded for proper valuation.
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
Long-lived assets, including goodwill, are reviewed for impairment annually and whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to its fair value in a current transaction between willing parties, other than in a forced liquidation sale. Recorded fair value is estimated by using independent appraisals or other valuation techniques.

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
We believe the estimated fair value of these agreements is minimal (based on level 2 inputs as defined in ASC Topic 820). Accordingly, we had no liabilities for these agreements recorded under ASC Topic 460, Guarantees derived from FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of Statements No. 5, 57 and 107 and rescission of FIN 34, as of December 31, 2009 and 2008.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements issued, not yet effective or early adopted, that management believes are of significance, or potential significance to the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
Our exposure to market risk and related changes in interest rates may impact our investment portfolio. As of December 31, 2009, our portfolio of investments included $15.9 million of cash and cash equivalents and $4.6 million of restricted cash. In 2009, due to the existing economic environment and substantial investment risk that existed, we maintained our portfolio of cash primarily in our checking and savings accounts at our principal banking institutions and took advantage of the expanded FDIC insurance protection offered. The average yield on our investments in 2009 was approximately 0.2%. Due to the conservative nature of our investment portfolio, we believe that a sudden 1% change in interest rates would not have a material effect on the value of the portfolio. The impact on our future interest income will depend largely on the gross amount of our investment portfolio. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.
Debt
We had aggregate debt of $7.2 million outstanding at December 31, 2009 under a term loan, promissory note and capital lease obligations. The following table shows the breakdown of our fixed-rate and variable-rate debt at December 31, 2009:

(in thousands)
Variable-rate debt	$3,750
Fixed-rate debt	3,446

Total	$7,196

The weighted average interest rate paid during 2009 on outstanding indebtedness was 6.5%. For variable-rate debt outstanding at December 31, 2009, a 0.25% increase in interest rates would have increased our annual interest expense by approximately $24,000. Amounts outstanding under the revolving credit facility provides for interest at the banks’ prime rate plus a base rate margin. Our market risk exposure with respect to financial instruments changes in relation to the prime rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). These disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Management’s report on our internal control over financial reporting is included with our consolidated financial statements at the end of this report under the caption, “Management’s Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information called for by Item 10 of Form 10-K will be set forth in our proxy statement for our annual meeting of stockholders (the Proxy Statement) and is incorporated herein by reference.
Code of Ethics
Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct (the “Code”), which applies to our Chief Executive Officer, Chief Financial Officer and all other employees. Among other provisions, the Code sets forth standards for honest and ethical conduct, full and fair disclosure in public filings and stockholder communications, compliance with laws, rules and regulations, reporting of code violations and accountability for adherence to the Code. The text of the Code has been posted on our website (http://www.youbet.com/aboutyoubet/investors/code_of_conduct/). A copy of the Code can be obtained free-of-charge upon written request to:
Corporate Secretary
Youbet.com, Inc.
2600 West Olive Avenue, 5th floor
Burbank, CA 91505
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

2.1
Agreement and Plan of Merger, dated as of November 11, 2009, among Churchill Downs Incorporated, Youbet.com, Inc., Tomahawk Merger Corp. and Tomahawk Merger LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed November 13, 2009).

3.1	Certificate of Incorporation of Youbet.com, Inc., as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-QSB for the quarter ended September 30, 2003).

3.2
Certificate of Designations of Series B Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on April 1, 2009 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 1, 2009).

3.3
Certificate of Amendment of the Certificate of Incorporation of Youbet.com, Inc., as filed with the Secretary of State of Delaware on June 2, 2009 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 2, 2009).

3.4	Amended and Restated Bylaws of Youbet.com, Inc. (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 20, 2007).

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

4.3
Rights Agreement, dated as of March 31, 2009, between Youbet.com, Inc. and American Stock Transfer & Trust Company LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed April 1, 2009).

4.4
Amendment to Rights Agreement, dated as of November 11, 2009, between Youbet.com, Inc. and American Stock Transfer & Trust Company LLC (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 13, 2009).

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

10.9
Assignment and Assumption of Lease, dated as of December 15, 2008, by and between Youbet.com, Inc. and Youbet Services Corporation (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-K for the year ended December 31, 2008).

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

10.14
Employment Agreement, dated as of March 1, 2008, by and between Youbet.com, Inc. and Daniel Perini (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008).*

10.15
Severance and General Release Agreement, by and between Youbet.com, Inc. and James A. Burk (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2008).*

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2008).

10.17	Promissory Notes issued by Youbet.com, Inc. in favor of UT Group, LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed February 13, 2006).

10.18
Settlement Agreement, dated as of November 13, 2008, by and among Youbet.com, Inc., Louis J. Tavano, James Scott, Richard M. Tavano and Jacktrade LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2008).

10.19
Loan and Security Agreement, dated as of December 3, 2008, by and among Youbet.com, Inc., United Tote Company and Youbet Services Corporation, as borrowers, and National City Bank, as lender (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2008).

10.20
Term Note A, dated as of December 3, 2008, made by Youbet.com, Inc., United Tote Company and Youbet Services Corporation in favor of National City Bank (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 9, 2008).

10.21
Revolving Note, dated as of December 3, 2008, made by Youbet.com, Inc., United Tote Company and Youbet Services Corporation in favor of National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2008).

10.22	Guaranty, dated as of December 3, 2008, made by UT Gaming, Inc. in favor of National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2008).

10.23
Stock Pledge Agreement, dated as of December 3, 2008, between UT Gaming, Inc. and National City Bank (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2008).

10.24
Intellectual Property Security Agreement, dated as of December 3, 2008, by and among Youbet.com, Inc., United Tote Company and Youbet Services Corporation, as borrowers, and National City Bank, as secured party (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2008).

10.25
Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004).*

10.26
First Amendment, dated as of August 1, 2005, to Employment Agreement, dated as of January 1, 2004, by and between Youbet.com, Inc. and Gary W. Sproule (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the quarter ended September 30, 2005).*

10.27
Employment Letter Agreement, dated as of September 8, 2009, between Youbet.com, Inc. and Susan Bracey (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 9, 2009).*

10.28	Youbet Retention Program (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2010).*

16.1
Letter from Piercy Bowler Taylor & Keen, Certified Public Accountants, regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to Form 8-K on Form 8-K/A filed April 17, 2009)

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K for the year ended December 31, 2008).

23.1	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants.**

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.**

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.**

*	Management contract or compensatory plan.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 15, 2010	By:	/s/ David Goldberg
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

Signature	Title	Date

/s/ David Goldberg David Goldberg	President and Chief Executive Officer (Principal Executive Officer)	March 15 , 2010

/s/ Susan Bracey Susan Bracey	Chief Financial Officer (Principal Financial Officer)	March 15, 2010

/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	March 15, 2010

/s/ F. Jack Liebau F. Jack Liebau	Chairman of the Board	March 15, 2010

/s/ Michael Brodsky Michael Brodsky	Executive Chairman of the Board	March 15, 2010

/s/ Gary Adelson Gary Adelson	Director	March 15, 2010

/s/ Michael D. Sands Michael D. Sands	Director	March 15, 2010

/s/ James Edgar James Edgar	Director	March 15, 2010

/s/ Michael Soenen Michael Soenen	Director	March 15, 2010

/s/ Raymond Anderson Raymond Anderson	Director	March 15, 2010

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

/s/ David Goldberg David Goldberg	/s/ Susan Bracey Susan Bracey
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Youbet.com, Inc.
Burbank, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2009, 2008 and 2007. Our audits included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the three years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants
/s/ Piercy Bowler Taylor & Kern
Las Vegas, Nevada
March 15, 2010

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(in thousands, except share amounts)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$15,884	$16,538
Restricted cash	4,616	4,698
Accounts receivable, net of allowance for doubtful collection of $578 and $541	3,413	3,031
Inventories	1,278	1,937
Prepaid expenses and other	1,141	1,066
Current portion of deferred tax asset	2,700

	29,032	27,270
Property and equipment, net of accumulated depreciation and amortization of $34,928 and $28,623	12,890	16,218
Intangibles, other than goodwill, net of accumulated amortization	3,948	4,588
Deferred tax asset, net of current portion	5,400
Other assets	374	804

	$51,644	$48,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,196	$8,704
Trade payables	5,430	6,484
Accrued expenses	4,622	8,287
Customer deposits	4,558	4,445
Deferred revenues	162	121

	21,968	28,041
Long-term debt, net of current portion		3,996

Total liabilities	21,968	32,037

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,829,373 and 42,562,805 shares issued	43	43
Additional paid-in-capital	136,970	135,732
Deficit	(104,806)	(116,424)
Accumulated other comprehensive loss	(152)	(129)
Less treasury stock, 1,099,335 shares at cost	(2,379)	(2,379)

	29,676	16,843

	$51,644	$48,880

See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share amounts)

	2009	2008	2007
Revenues
Commissions	$88,320	$82,929	$93,969
Contract revenues	19,841	22,064	23,965
Equipment sales	812	1,133	877
Other	2,407	2,902	3,683

	111,380	109,028	122,494

Costs and expenses
Track fees	50,722	39,303	39,246
Licensing fees	4,254	9,124	19,810
Network operations	3,871	3,928	4,564
Contract costs	14,778	14,794	16,584
Cost of equipment sales	187	466	429

	73,812	67,615	80,633

Gross profit	37,568	41,413	41,861

Operating expenses
General and administrative	17,004	17,752	21,160
Sales and marketing	6,094	5,273	10,009
Research and development	3,306	3,430	3,947
Depreciation and amortization	7,217	8,074	9,117
Impairment write downs	—	11,212	8,000

	33,621	45,741	52,233

Income (loss) from continuing operations before other income (expense) and income tax (benefit)	3,947	(4,328)	(10,372)
Interest income	44	233	642
Interest expense	(780)	(1,244)	(1,796)
Other	487	174	153

Income (loss) from continuing operations before income tax (benefit)	3,698	(5,165)	(11,373)

Income tax (benefit)	(7,938)	658	2,814

Income (loss) from continuing operations	11,636	(5,823)	(14,187)

Discontinued operations
Income (loss) from discontinued operations, net of $731 income tax benefit in 2007	(18)	1,372	(14,231)

Net Income (loss)	$11,618	$(4,451)	$(28,418)

Basic income (loss) per share
Income (loss) from continuing operations	$0.28	$(0.14)	$(0.34)
Income (loss) from discontinued operations	(0.00)	0.03	(0.34)

Net Income (loss)	0.28	(0.11)	(0.68)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.27	$(0.14)	$(0.34)
Income (loss) from discontinued operations	(0.00)	0.03	(0.34)

Net Income (loss)	0.27	(0.11)	(0.68)

Weighted average common shares outstanding
Basic	41,543,528	41,463,470	41,796,218
Diluted	43,840,875	41,463,470	41,796,218
See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive		Treasury
	Shares	Dollars	Capital	Loss	Deficit	Stock	Total
Balances at January 1, 2007	42,119	$42	$137,597	$(10)	$(83,555)	$(1,300)	$52,774
Stock options exercised	444	1	352				353
Payment to former owners of United Tote under “make-whole” provision			(4,473)				(4,473)
Other			(88)				(88)
Purchase of treasury stock						(1,019)	(1,019)
Cumulative translation adjustment				(46)			(46)
Stock based compensation			898				898
Net loss					(28,418)		(28,418)

Balances at December 31, 2007	42,563	$43	$134,286	$(56)	$(111,973)	$(2,319)	$19,981
Purchase of treasury stock						(60)	(60)
Cumulative translation adjustment				(73)			(73)
Stock based compensation			1,446				1,446
Net Loss					(4,451)		(4,451)

Balances at December 31, 2008	42,563	$43	$135,732	$(129)	$(116,424)	$(2,379)	$16,843
Stock options exercised	266		201				201
Cumulative translation adjustment				(23)			(23)
Stock based compensation			1,037				1,037
Net Income					11,618		11,618

Balances at December 31, 2009	42,829	$43	$136,970	$(152)	$(104,806)	$(2,379)	$29,676

See notes to consolidated financial statements

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007
Operating activities
Net Income (loss)	$11,618	$(4,451)	$(28,418)
Income (loss) from discontinued operations	(18)	1,372	(14,231)

Income (loss) from continuing operations	11,636	(5,823)	(14,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, continuing operations
Depreciation and amortization of property and equipment	6,577	7,332	8,376
Amortization of intangibles	640	742	741
Deferred tax assets	(8,100)		1,797
Goodwill, intangibles and fixed asset impairment		11,212	8,000
Stock-based compensation	1,037	1,446	898
Bad debt	508	707	1,105
Increase in operating (assets) and liabilities
Restricted cash, Players Trust SM	(141)	32	48
Accounts receivable	(890)	971	430
Inventory	659	148	502
Prepaid expenses	(75)	310	(372)
Other assets	430	213	2,473
Trade payables	(1,053)	(3,375)	(3,783)
Accrued expenses	(3,657)	1,385	(6,737)
Customer deposits	113	(160)	90
Deferred revenues	41	(91)	5

Net cash provided by continuing operations	7,725	15,049	(614)
Net cash (used) by discontinued operations	(21)	(312)	(392)

Net cash provided (used) by operating activities	7,704	14,737	(1,006)

Investing activities
Purchase of property and equipment	(3,280)	(1,384)	(2,482)
Proceeds from sale of property and equipment	31	34
Cash paid for United Tote acquisition, net of $159 cash acquired in 2006			(4,473)
Other	217		(168)

Net cash (used) in investing activities	(3,032)	(1,350)	(7,123)

Financing activities
Proceeds from issuance of common stock	201
Proceeds from exercise of stock options and warrants			353
Purchase of treasury stock		(60)	(1,019)
Proceeds from sale-leaseback transaction			1,065
Proceeds from debt		10,752	4,409
Repayment of debt	(5,504)	(14,019)	(11,045)
Other			(88)

Net cash provided (used) by financing activities	(5,303)	(3,327)	(6,325)

Foreign currency translation adjustments	(23)	(73)	(46)

Net increase (decrease) in cash and cash equivalents	(654)	9,987	(14,500)
Cash and cash equivalents at the beginning of period	16,538	6,551	21,051

Cash and cash equivalents at the end of period	$15,884	$16,538	$6,551

	2009	2008	2007

Supplemental disclosure of cash flow information:
Cash paid for interest	$466	$772	$1,322
Cash paid for income taxes	889	603	381
Non-cash investing and financing activities:
Equipment acquired with capital lease and other financing arrangements		810	1,428
See notes to consolidated financial statements

Youbet.com and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: THE COMPANY AND THE MERGER AGREEMENT WITH CHURCHILL DOWNS
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
In 2006, Youbet expanded its product and service offering through the acquisition of United Tote Company and United Tote Canada (collectively with U.T. Gaming, Inc., referred to as United Tote). United Tote is a leading supplier of totalizator systems (a system that processes wagers and payouts).
Churchill Downs Merger Agreement
On November 11, 2009, Youbet entered into an Agreement and Plan of Merger (the Merger Agreement) with Churchill Downs Incorporated (Churchill Downs), Tomahawk Merger Corp., a wholly owned subsidiary of Churchill Downs (Merger Corp), and Tomahawk Merger LLC, a wholly owned subsidiary of Churchill Downs (Merger LLC). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Youbet, with Youbet surviving as a wholly owned subsidiary of Churchill Downs (the Merger) and (ii) following completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC, with Merger LLC surviving such merger.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of Youbet common stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares, shares held by Youbet’s wholly owned subsidiaries or shares of Youbet common stock held by Churchill Downs or any of its subsidiaries) will be converted into the right to receive (i) 0.0598 of a share of Churchill Downs common stock and (ii) $0.97 in cash, subject to adjustment to ensure that the Merger does not require Churchill Downs to issue more than 19.6% of the outstanding Churchill Downs common stock outstanding as of immediately prior to the effective time of the Merger.
The Merger is subject to customary closing conditions, including (i) approval and adoption by Youbet stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) absence of litigation or injunctions prohibiting the transactions contemplated by the Merger Agreement and (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Youbet and Churchill Downs, and compliance by Youbet and Churchill Downs of Youbet’s and Churchill Downs’s respective obligations under the Merger Agreement.
Youbet has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger. Youbet is also subject to a “no-shop” restriction on its ability to solicit alternative acquisition proposals, provide certain information and engage in discussions with third parties, subject to certain exceptions. The Merger Agreement also provides for certain termination rights for both Youbet and Churchill Downs, including Youbet’s right to terminate the Merger Agreement under certain circumstances to enter into a “Superior Proposal.” Upon termination of the Merger Agreement under specified circumstances, Youbet may be required to pay Churchill Downs a termination fee of $4,326,000 and reimburse Churchill Downs’s transaction expenses up to $500,000 and Churchill Downs may be required to pay Youbet a termination fee of $5,000,000.
Additional information regarding the Merger is provided in the proxy statement/prospectus filed with the SEC by Churchill Downs on March 2, 2010 and mailed to our stockholders on March 4, 2010.
For a description of litigation relating to the Merger and Youbet’s entry into a Memorandum of Understanding regarding settlement of such litigation, see Note 12.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation and accounting
The consolidated financial statements include the accounts of Youbet and its wholly-owned subsidiaries (inclusive of Youbet Services Corporation, International Racing Group (consisting of IRG U.S. Holdings Corp, IRG Holdings Curacao, N.V., International Racing Group, N.V. and IRG Services (collectively, IRG), United Tote and Bruen Productions International, Inc. from October 9, 2006 until it was sold effective December 31, 2007 (Bruen)). The operations of IRG were shut down effective February 15, 2008. Both IRG and Bruen are retroactively reported as discounted operations (Note 14). All inter-company accounts and transactions have been eliminated in consolidation.
The Company has not elected to adopt the option available under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ARS)Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items, except as may be required under generally accepted accounting principles or otherwise disclosed elsewhere herein. Accordingly, with such exceptions, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting.
Preparation of these unaudited consolidated financial statements involves and requires the use of estimates and judgments where appropriate. Events through the date these consolidated financial statements were issued March 15, 2010 were evaluated by management to determine if adjustments to or disclosure in these consolidated financial statements were necessary. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results for current interim periods are not necessarily indicative of the results to be expected for the full year.
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
The majority of United Tote’s revenues are derived from service contracts principally for the installation and operation of pari-mutuel wagering networks. Services provided via these networks include accepting wagers, performing odds and payout calculations and calculating ticket payouts. United Tote charges the track for these services either by transaction count or by dollar volume in accordance with the related service contract. In order to perform its services under these agreements, United Tote may incur various costs associated with installation of its totalizator equipment at the track to enable it to function as required. Such installation costs include service personnel, including electricians, to set up networks and other items necessary for the proper functioning of all terminals being deployed at the track, which in some cases number as many as several hundred. Such installation costs are capitalized and amortized over the life of the related contract, since such costs are a prerequisite for the proper operation of the equipment, which in turn is necessary to generate future totalizator revenue. United Tote is also required to provide various levels of routine operational support and software maintenance throughout the life of the contract, which is expensed as incurred. Revenue from the sale of pari-mutuel gaming systems equipment and related parts is recognized upon delivery and customer acceptance.

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
Accounts receivable and allowance for doubtful accounts
The Company manages its concentrations of credit risk by evaluating the creditworthiness of tracks before extending credit. Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value. The allowance for doubtful accounts (Note 4) is established based on historic loss experience, the individual tracks the relative strength of the Company’s legal position, the related cost of any proceedings, and general economic conditions. Since customer credit is generally extended on a short-term basis, trade receivables do not normally bear interest. Accounts for which no payments have been received for two consecutive months are considered delinquent, and customary collection efforts are initiated. The maximum losses that the Company would incur if a track failed to pay would be limited to the amount due after the related allowances provided.
Fair value of financial instruments
The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair value due to the short maturities of these financial instruments. The estimated fair value of long-term receivables and debt approximates their carrying value. In estimating the fair value of other financial instruments, consisting of long-term receivables and debt, the Company generally uses third-party market quotes (level 2 inputs, as defined in ASC Topic 820).
Foreign currency
The Company translates assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. The functional currency of United Tote Canada is Canadian dollars.
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

Goodwill
The Company evaluates its goodwill, if any, on an annual basis (Note 16) and if events and circumstances (such as, significant decreases in the market value of an asset, a change in operating model or strategy and competitive forces) indicate that the carrying amount of an asset may not be recoverable. If the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in ASC Topic 820, Fair Value Measurements and Disclosures, derived from Financial Accounting Standards Board Statement (“FASB”) No. 157, Fair Value Measures, as follows: Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date. Level 2 inputs — Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Level 3 inputs — Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best available information available, including internally-developed data. In estimating the fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
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
Effective January 1, 2007, the Company adopted the provisions of ASC Topic 740 Income Taxes derived from FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”). Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required, and there was no effect on 2007 operations as a result of adopting these requirements. As of December 31, 2009 the Company had not provided any liability for unrecognized tax benefits.
The Company’s policy is to recognize interest and penalties related to income tax matters as part of income tax expense (benefit) in its consolidated statements of operations.
Legal defense costs
Estimated legal defense costs are not accrued. Rather, such costs are accrued and expensed when services are provided.
Stock-based compensation
Under the fair value recognition provisions of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Additionally, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted. The company estimates forfeitures at the time of grant based upon historical experience. The Company reviews the forfeiture rates periodically and makes adjustments as necessary.
The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant under ASC Topic 718, uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock options exercise behaviors. The Company estimates expected volatility using historical data.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	3.4%	1.9%	3.7%
Expected term (years)	7	7	7
Volatility	87.0%	48.0%	38.1%
Expected annual dividend	0	0	0
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
Following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

		Weighted Average	Per
	Net Income (Loss)	Shares	Share
	(numerator)	(denominator)	Amount
	(in thousands except per share amounts)
2009
Income per share, basic	$11,618	41,544	$0.28
Effect of dilutive securities		2,297
Income per share, dilutive	$11,618	43,841	$0.27

2008
Income per share, basic	$(4,451)	41,463	$(0.11)
(4415 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)

2007
Loss per share, basic	$(28,418)	41,796	$(0.68)
(2797 potentially dilutive securities were omitted from the calculation since the effect of including them would have been anti-dilutive)
Note 3: RESTRICTED CASH
Facilities lease: As required by a lease agreement (Note 11), the Company provided a standby letter of credit in favor of the landlord secured by restricted cash deposits in like amount (which are immaterial) through 2010.
Players TrustSM: As of December 31, 2009 and 2008, customer deposits maintained in Players TrustSM totaled $4.6 million in both years, all of which is reported as restricted cash in current assets pursuant to our licensing agreements.

Note 4: RECEIVABLES
Accounts receivable consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2009	2008
	(in thousands)
Track receivables, net of allowance for doubtful collection of $578 and $541	$3,273	$2,904
Other	140	127

	$3,413	$3,031

Note 5: INVENTORIES
Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

	December 31,	December 31,
	2009	2008
	(in thousands)
Totalizator components	$1,060	$1,681
Ticket stock	218	256

	$1,278	$1,937

Note 6: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2009	2008
	(in thousands)
Computer equipment	$22,312	$19,441
Pari-mutuel equipment	21,745	21,634
Office furniture, fixtures and equipment	571	576
Leasehold improvements	3,190	3,190

	47,818	44,841
Less: accumulated depreciation and amortization	(34,928)	(28,623)

	$12,890	$16,218

Depreciation and amortization are recorded over the estimated lives of the following types of property and equipment: computer and pari-mutuel equipment (3 to 5 years), furniture and fixtures (5 years) and leasehold improvements (3 to 5 years, limited to the lease term). In connection with our exploration of strategic alternatives for United Tote, the Company re-evaluated the carrying value of United Tote. As part of this evaluation, the Company compared the current estimated fair value to its carrying value and in February 2009, concluded that the United Tote carrying value was impaired as of December 31, 2008 by $11.2 million. Goodwill of $6.9 million was eliminated and based upon the estimated fair values of property and equipment and intangible assets as of December 31, 2008, the Company reduced the carrying value of property and equipment and intangible assets $3.1 million and $1.2 million respectively. In 2009, the Company performed its annual asset impairment evaluation and concluded that an additional impairment write-down was not deemed necessary for the year ended December 31, 2009.

Note 7: INTANGIBLES, OTHER THAN GOODWILL
Intangibles, other than goodwill, consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2009	2008
	(in thousands)
Intangibles	$6,750	$6,750
Less: accumulated amortization	(2,802)	(2,162)

	$3,948	$4,588

Amortizable intangibles consist of customer listings, non-competition agreements, trademarks, trade names, technology and game content derived through acquisition of United Tote. Amortization expense in 2009 and 2008 for these intangibles was $0.6 million and $0.7 million, respectively. Estimated future amortization of intangibles for each of the next five years is $0.6 million, $0.6 million, $0.6 million, $0.6 million, and $0.6 million, respectively.
Note 8: ACCRUED EXPENSES
Accrued expenses consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2009	2008
	(in thousands)
Legal fees	$445	$111
Employee compensation, related taxes and other benefits	2,172	3,908
Track fees	243	926
Accrued interest and taxes	837	2,037
Player incentives	637	450
Other	288	855

	4,622	8,287

Note 9: DEBT
Debt consisted of the following as of the balance sheet dates presented:

	December 31,	December 31,
	2009	2008
	(in thousands)
Capital lease obligations	$246	$750
Promissary notes	3,200	3,200
Bank term loan	3,750	8,750

	7,196	12,700
Current portion of long-term debt	7,196	8,704

Long-term debt, less current maturities	$0	$3,996

The cost of equipment covered by the capital lease obligations is $0.8 million and $2.1 million for 2009 and 2008, respectively.
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

In December 2008, the Company entered into a new credit agreement pursuant to which the lender agreed to provide the Company with up to $15.0 million in total borrowing capacity. The credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. At December 31, 2009, the Company owed $3.8 million under the term loan and no amount was outstanding under the revolving credit facility. At December 31, 2009, the interest rate on this facility was 5.75% per annum.
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
The bank debt, promissory notes and under capital leasing arrangements are collateralized by certain equipment. The debt bears interest at rates ranging from 6.75% to 10.4%. These obligations are payable in monthly installments through December 2010.
Capital leases
The Company has capital lease arrangements for networking equipment, computer equipment and software. Future obligations under these non-cancelable capital leases are as follows:

Year	(in thousands)
2010	$293

Total obligation	293
Less: interest portion	47

Total principal	$246

Note 10: INCOME TAXES
Income tax expense (benefit) from continuing operations consists of the following:

	2009	2008	2007
	(in thousands)
Current
Federal	$50	$127	$
State	80	417		4
Foreign	32	114		282

	162	658		286

Deferred
Federal	1,524	(99)		(600)
State	105	699		(735)
Change in valuation allowance	(9,729)	(600)		3,863

	(8,100)	0		2,528

	$(7,938)	$658		$2,814

Income taxes (benefit) from continuing operations for 2009, 2008 and 2007 differ from “expected” income taxes (benefit) for those years computed by applying the U.S. federal statutory rate of 34% to pre-tax income (loss) before taxes for those years as follows:

	2009	2008	2007
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$1,258	$(1,758)	$(8,640)
State tax (benefit) net of federal benefit	158	345	353
Foreign taxes	(3)	(8)	30
Amortization/impairment of intangibles		2,332	6,762
Stock based compensation	353	492	305
Other permanent differences	55	42	197
Net change in valuation allowance	(9,729)	(601)	3,691
Other, net	(30)	(186)	116

	$(7,938)	$658	$2,814

The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in the foreign subsidiaries that are essentially permanent in duration. Determination of such additional deferred taxes that have not been provided has not been deemed by management to be practicable.
Except for 2007, income (loss) from discontinued operations principally was composed of transactions with no tax effect.

The Company’s net deferred tax assets at December 31 consist of the following:

	2009	2008	2007
		(in thousands)
Deferred tax assets
Net operating loss carry forwards	$26,230	$23,999	$23,142
Tax credit carryforwards	376	342	226
Depreciation		151
Inventory	228	113
Accrued expenses		564	234
Accounts receivable allowance	621	599	1,361
Other		143	121

	27,455	25,911	25,084

Deferred tax liabilities
Depreciation	(4,602)		(3,573)
Intangibles	(772)	(900)	(1,717)
Inventory	(19)

	(5,393)	(900)	(5,290)

Net deferred tax assets	22,062	25,011	19,794

Valuation allowance	(13,962)	(25,011)	(19,794)

	$8,100	$0	$0

The Company has federal and state net operating loss carry forwards in the amount of $63.8 million and $70.0 million, respectively at December 31, 2009, which are expected to begin expiring in 2012 and 2013, respectively. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carry forwards may be limited in future periods. The Company does not have any known limits under IRC Section 382 at this time. Further, a portion of the carry forwards may expire before being applied to reduce future income tax liabilities. In addition, on September 30, 2008, the State of California suspended the ability of corporations to offset taxable income with net operating loss carry forwards for the tax years 2008 and 2009. The Company has tax credit carry forwards totaling $376,000.
A valuation allowance is required when it is more likely than not that all or portion of a deferred tax asset will not be realized. The Company has recorded valuation allowance against its net deferred tax assets. As of December 31, 2009 and 2008, the valuation allowance recorded was $14.0 million and $25.0 million respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Management believes the company will continue to be profitable for the foreseeable future as necessary to realize the tax benefit. Therefore, based on current year and forecasted taxable income, management determined that it was appropriate to reverse portion of this valuation allowance. In 2009, tax benefit was recognized through reduction of valuation allowance in the amount of $8.1 million.
The Company adopted the provisions of ASC Topic 740 as derived from FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2009, the Company did not increase or decrease its liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.
The Company expects resolution of any unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.
The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2009, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.
The Company is subject to taxation in the US and various states and Canada. The Company’s tax years for 2005 through 2008 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005. The Company’s federal return was selected for examination by the Internal Revenue Service (IRS) for prior tax year ended December 31, 2006. As of December, 2009, the IRS has not proposed any significant adjustments to the Company’s tax positions. Management does not believe that the resolution of the ongoing income tax examinations will have a material adverse impact on the financial position of the Company.

Note 11: COMMITMENTS
Operating leases
The Company leases office and production facilities in California, Oregon, Kentucky and Canada under various operating leases. Approximate minimum rental payments under these non-cancelable operating leases as of December 31, 2009 are as follows:

Year	(in thousands)
2010	$663
2011	102
2012	106
2013	85
Thereafter	293

$1,249

Total rental expense was approximately $1.4 million, $1.3 million, and $1.7 million for 2009, 2008 and 2007, respectively.
Employee Benefit Plan — The Company sponsors two defined contribution 401(k) plans. The plans provide for voluntary contributions by eligible employees and matching contributions by the Company depending on the respective plan. Matching contributions made by the Company included in general and administrative expenses were $0.4 million, $0.5 million and $0.5 million for 2009, 2008 and 2007, respectively, excluding nominal administrative costs assumed by the Company.
Note 12: CONTINGENCIES
Litigation Related to Pending Merger with Churchill Downs Incorporated
On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against the Company, various of the Company’s directors, Churchill Downs, Tomahawk Merger Corp. and Tomahawk Merger LLC. Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name the Company and its directors as defendants and three of which also name Churchill Downs as a defendant. All six lawsuits (the “Los Angeles Litigation”), are putative class actions brought on behalf of the Company’s stockholders. Plaintiffs in the Los Angeles Litigation have since moved to consolidate the Los Angeles Litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.
The complaints in the Los Angeles Litigation all allege that the Company’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the proposed Merger. In that regard, the various complaints include, among other things, allegations that the proposed Merger is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by the Company’s shareholders is unfair and inadequate; that the Merger Agreement includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with the waiver of the Company’s stockholder rights agreement that the Company signed in connection with the Merger Agreement with respect to Churchill Downs and the entry into voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the Merger, is to “lock up” the proposed Merger, foreclose potential alternative bidders and illegally restrain the Company’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the proposed Merger, including for the purpose of obtaining positions or pursuing opportunities at Churchill Downs; and that material information has not been provided in connection with the proposed Merger and was not provided at the time that the Company submitted its stockholder rights agreement to a stockholder vote. Those lawsuits which name Churchill Downs or its affiliates as defendants also allege that Churchill Downs has aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The Company is also alleged to have aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. Among the relief sought by the complaints is an enjoining of the proposed Merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against the Company, various of the Company’s directors, Churchill Downs, Tomahawk Merger Corp. and Tomahawk Merger LLC. The initial Balch complaint contained allegations similar to those made in the Los Angeles Litigation, including a claim that Churchill Downs aided and abetted alleged breaches of fiduciary duty by the Company’s directors. On January 8, 2010, an amended complaint was filed in Balch, adding a claim against the Company’s directors for an alleged breach of the fiduciary duty of disclosure, and adding allegations that the draft Registration Statement on Form S-4 filed by Churchill Downs with the SEC in connection with the proposed Merger omits material information and is materially misleading in various respects. Among the relief sought by the Balch amended complaint is an enjoining of the proposed Merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.
On March 2, 2010, Youbet, Youbet’s directors, Churchill Downs, Merger Corp, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include additional disclosures relating to the proposed Merger in Youbet’s proxy statement/prospectus relating to the Merger that was mailed to Youbet stockholders on March 4, 2010. Youbet, Youbet’s directors, Churchill Downs, Merger Corp, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although Youbet, Youbet’s directors, Churchill Downs, Merger Corp, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation, completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed Merger by the Outside Date (as such term is defined in the Merger Agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.
If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of Youbet’s non-affiliated public stockholders who held Youbet common stock at any time from November 10, 2009 through the date of the consummation of the Merger a release of all claims relating to the proposed Merger, the Merger Agreement and the transactions contemplated therein, disclosures made relating to the proposed Merger, and any compensation or other payments made to the defendants in connection with the proposed Merger; except that the settlement will not include a release of claims by current and former Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles, California will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.
Management does not believe that the results of the litigation related to the pending merger will have a material adverse effect on the financial statements of the Company.
Other matters. The Company is also a party to proceedings that are ordinary and incidental to the Company’s business. Management is unable to estimate any minimum losses from any of these legal proceedings. Accordingly, no losses have been accrued.
The United States is currently experiencing a severe and widespread recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time buy may likely be significant.
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

Note 13: STOCKHOLDERS’ EQUITY
In June 2005, the Company’s stockholders approved the Youbet.com, Inc. Equity Incentive Plan (the Equity Incentive Plan), which constitutes an amendment, restatement and continuation of the Company’s 1998 Stock Option Plan. As of December 31, 2009, there were outstanding options for 6,794,594 shares of common stock issued under the Equity Incentive Plan, out of a total approved pool of 13,750,000 shares.
During 2009, the Company granted various stock options to officers, other employees and directors, under the Equity Incentive Plan as follows:
1)
Stock options were granted to the then executive officers of the Company to purchase a total of 1,530,000 shares of common stock at exercise prices ranging from $1.26 to $2.23, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

2)
Stock options were granted to other employees of the Company to purchase a total of 390,000 shares of common stock at exercise prices ranging from $0.95 to $1.26, the fair market values at the dates of grant. These options vest ratably over four years and are exercisable for ten years.

3)
Stock options were granted to directors of the Company to purchase a total of 290,000 shares of common stock at an exercise prices ranging from $1.26 to $2.81, the fair market value at the date of grant. These options vest ratably over twelve months and are exercisable for ten years.

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
At December 31, 2009, there were options outstanding to acquire 6,794,594 shares at an average exercise price of $1.72 per share. The estimated fair value of all awards granted during the year ended December 31, 2009 was $2.9 million.

The following table summarizes the status of these plans as of December 31, 2009:

Equity Incentive Plan
Options available per the equity incentive plan	13,750,000
Stock options outstanding	6,794,594
Options available for grant	1,309,599

Transactions involving stock options are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2007	4,905,659	$2.61
Granted	725,500	2.86
Exercised	(444,359)	0.79
Cancelled	(469,389)	3.81

Balance at December 31, 2007	4,717,411	$2.70
Granted	2,345,948	1.43
Exercised	0	0.00
Cancelled	(1,504,186)	3.34

Balance at December 31, 2008	5,559,173	$1.99
Granted	2,210,000	1.33
Exercised	(270,865)	0.79
Cancelled	(703,714)	2.95

Balance at December 31, 2009	6,794,594	$1.72

As of December 31, 2009, the total compensation costs related to non-vested awards yet to be expensed was approximately $3.4 million to be amortized over the next four years.
The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2008 and 2009 were as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise Price	Contractual Life	Intrinsic Value
As of December 31, 2008
Employees — Outstanding	5,559,173	$1.99	7.19	$11,061,856
Employees — Expected to Vest	1,512,054	2.15	9.15	3,250,916
Employees — Exercisable	4,047,119	1.93	6.45	7,810,940

As of December 31, 2009
Employees — Outstanding	6,794,594	$1.72	6.61	$11,709,312
Employees — Expected to Vest	2,969,575	1.47	8.95	4,365,275
Employees — Exercisable	3,825,019	1.92	4.79	7,344,036

Additional information with respect to outstanding options as of December 31, 2009 is a follows:

Options Outstanding				Options Exercisable
		Weighted
Options	Number	Average	Weighted		Weighted
Exercise	of	Remaining	Average	Number of	Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$0.49-$0.99	669,135	2.74	$0.56	644,135	$0.54
$1.00-$1.99	4,153,384	7.84	1.32	1,443,009	1.31
$2.00-$2.99	1,296,000	4.93	2.36	1,178,500	2.33
$3.00-$3.99	374,400	6.49	3.63	258,925	3.59
$4.00-$4.99	179,775	5.83	4.43	178,650	4.43
$5.00-$6.19	121,900	5.38	5.15	121,800	5.15
Under the Merger Agreement described in Note 1, the Company has agreed not to grant any new stock options or other stock-based awards while the Merger is pending.
Note 14: DISCONTINUED OPERATIONS
Effective December 31, 2007, the Company sold Bruen back to the original owner. The results of Bruen Productions operations have been treated as discontinued operations in these financial statements and are as follows:

2007
(in thousands)
Revenues	$772
Cost of revenues	408

Gross profit	364
Operating expenses	1,288

Net Income (loss)	$(924)

Impact on the Company’s income (loss) per share:
- Basic	$(0.02)

- Diluted	$(0.02)

Effective February 15, 2008, the Company ceased operations at IRG in an orderly and businesslike fashion and, accordingly, has accounted for such operations retroactively as discontinued. The following results of IRG also have been retroactively treated as discontinued operations in these financial statements and are as follows:

	2009	2008	2007
	(in thousands)
Revenues	$0	$46	$16,347
Cost of revenues		84	12,125

Gross profit (loss)	0	(38)	4,222
Operating expenses (recovery)	18	(1,410)	17,529

Net income (loss)	$(18)	$1,372	$(13,307)

Impact on the Company’s income (loss) per share:
- Basic	$(0.00)	$0.03	$(0.32)

- Diluted	$(0.00)	$0.03	$(0.32)

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

Revenue	2009	2008	2007
ADW segment	$90,727	$85,831	$97,652
Totalizator segment	21,737	24,443	26,093
Intercompany eliminations	(1,084)	(1,246)	(1,251)

	$111,380	$109,028	$122,494

Revenue by Geographic Area	2009	2008	2007
United States	$109,339	$106,846	$120,225
International	2,041	2,182	2,269

	$111,380	$109,028	$122,494

Reconciliation of Income (loss) before Income Tax	2009	2008	2007
Income (loss) from operations before other income (expense) and income tax
- ADW	$7,570	$8,812	$1,589
- Totalizator	(3,623)	(13,140)	(11,961)

	3,947	(4,328)	(10,372)
Interest income	44	233	642
Interest expense	(780)	(1,244)	(1,796)
Other	487	174	153

Loss before income tax from continuing operations	3,698	(5,165)	(11,373)
Income (loss) before income tax from discontinued operations	(18)	1,372	(14,231)

Loss before income tax	$3,680	$(3,793)	$(25,604)

Capital Spending (including capital leases)	2009	2008	2007
ADW segment	$2,615	$1,667	$287
Totalizator segment	665	527	2,217

	$3,280	$2,194	$2,504

Depreciation and Amortization	2009	2008	2007
ADW segment	$2,302	$1,722	$2,464
Totalizator segment	4,915	6,352	6,653

	$7,217	$8,074	$9,117

Total Assets	2009	2008
ADW segment	$34,253	$25,431
Totalizator segment	17,391	23,449

	$51,644	$48,880

Note 16: IMPAIRMENT OF INTANGIBLES AND GOODWILL
Intangibles and goodwill are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and goodwill is typically estimated using the expected present value of expected future cash flows. If the present value of expected future cash flows is are less than the carrying value of an asset, an impairment charge is taken to reduce the value on the Company’s balance sheet to fair value. The following table shows the Company’s intangible assets and goodwill activity for the period ended December 31, 2009, 2008 and 2007.

	Intangibles		Goodwill
	Advance		Advance
	deposit		deposit
	wagering	Totalizator	wagering	Totalizator
	segment	segment	segment	segment
		(in thousands)
Balance as of January 1, 2007	$6,123	$7,246	$384	$14,859
Additions	5,998
Amortization	(1,198)	(741)
Impairment losses	(10,923)		(384)	(8,000)

Balance as of December 31, 2007	$0	$6,505	$0	$6,859
Amortization		(742)
Impairment losses		(1,175)		(6,859)

Balance as of December 31, 2008	$0	$4,588	$0	$0
Amortization		(640)

Balance as of December 31, 2009	$0	$3,948	$0	$0

In connection with our evaluation of strategic alternatives for United Tote, the Company re-evaluated the goodwill related to United Tote as of December 31, 2007. The Company determined that the carrying value of the net assets of United Tote, including goodwill, exceeded its estimated fair value (based on level 3 inputs, as defined in ASC Topic 820) and concluded goodwill was impaired as of December 31, 2007 by $8.0 million. As the Company is continuing its evaluation of strategic alternatives for United Tote, including a possible sale, combined with the decline in live track wagering and the deterioration in the economic environment, the Company again re-evaluated the carrying value of United Tote as of December 31, 2008 using valuations by interested third parties and discounted cash flow analyses (referred to level 3 inputs) and concluded that the carrying value of net assets of United Tote exceeded the estimated fair value as of December 31, 2008 by $11.2 million. The Company eliminated the remaining $6.9 million of goodwill and reduced the carrying value of computer equipment and intangible assets by $3.1 million and $1.2 million respectively.
IRG had $7.0 million in intangible assets and had a single player that accounted for over 50% of IRG’s wagering handle during the first nine months of 2007 and the federal government seized $1.5 million from IRG’s three bank accounts. Additionally, IRG had lost or been denied content. After adjusting assumptions for current facts and circumstances, management determined that an impairment of IRG intangible assets was not required in the third quarter of 2007.
The Company continued to monitor the results of IRG and attempted to forecast future results. Due to the loss of content and the reduced player base, wagering handle was not expected to recover.
In view of these facts, the Company performed a follow-up impairment test as of December 31, 2007 to ascertain the need for an impairment adjustment of the intangibles associated with IRG. The intangibles reviewed include those relating to acquired customer lists and a non-compete agreement. These intangibles have increased in amount since the acquisition of IRG due to the annual earn-outs paid to the prior owners due the achievement of certain performance criteria as indicated in the purchase agreement and total approximately $6.7 million (net of amortization). Through December 31, 2007, an additional $4.4 million was earned and was due to be paid as of August 31, 2008. Based on these events, the cash flow forecast for IRG was revised downward resulting in an impairment of the intangibles associated with IRG in the fourth quarter of 2007.
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

SCHEDULE II
YOUBET.COM, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	beginning of	cost and	other		Balance at end of
Description	period	expenses	accounts	Deductions	period
	(in thousands)

Fiscal 2009
Allowance for doubtful accounts receivable	$541	508		(471)	$578
Allowance for doubtful notes receivable	$0				$0
Deferred tax asset valuation allowance	$25,011			(11,049)	$13,962

Fiscal 2008
Allowance for doubtful accounts receivable	$3,406	707		(3,572)	$541
Allowance for doubtful notes receivable	$0				$0
Deferred tax asset valuation allowance	$19,794	5,217			$25,011

Fiscal 2007
Allowance for doubtful accounts receivable	$1,813	3,002	(7)	(1,402)	$3,406
Allowance for doubtful notes receivable	$76		(76)		$0
Deferred tax asset valuation allowance	$16,629	3,165			$19,794

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Piercy Bowler Taylor & Kern

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934