Form 10-K/A
period 2009-12-31
YOUBET COM INC
filed 2010-03-17
CIK 814055

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

Explanatory Note
Youbet.com, Inc. filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on March 15, 2010. This Amendment No. 1 to the Original Filing (“Amendment No. 1”) is being filed solely for the purpose of correcting certain typographical errors contained in the Report of Independent Registered Public Accounting Firm (“Report”) on page F-2 included in this Amendment No. 1.
For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 8 of Part II of the Original Filing is amended and restated in its entirety. Other than correcting certain typographical errors contained in the Report on page F-2 of the financial statements, there are no other changes to Item 8 of Part II of the Original Filing. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements for Youbet.com, Inc. are included at the end of this report beginning on page F-1.

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.
March 16, 2010	By:	/s/ David Goldberg
David Goldberg,
President and Chief Executive Officer

Power of Attorney
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Goldberg David Goldberg	President and Chief Executive Officer (Principal Executive Officer)	March 16 , 2010

/s/ Susan Bracey Susan Bracey	Chief Financial Officer (Principal Financial Officer)	March 16, 2010

/s/ Michael D. Nelson Michael D. Nelson	Corporate Controller (Principal Accounting Officer)	March 16, 2010

* F. Jack Liebau	Chairman of the Board	March 16, 2010

* Michael Brodsky	Executive Chairman of the Board	March 16, 2010

* Gary Adelson	Director	March 16, 2010

* Michael D. Sands	Director	March 16, 2010

* James Edgar	Director	March 16, 2010

* Michael Soenen	Director	March 16, 2010

* Raymond Anderson	Director	March 16, 2010

* By:	/s/ David Goldberg David Goldberg Attorney-in-Fact

3

4

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Youbet.com, Inc.
Burbank, California
We have audited the accompanying consolidated balance sheets of Youbet.com, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2009, 2008 and 2007. Our audits included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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