Form 10-K/A
period 2009-12-31
YOUBET COM INC
filed 2010-04-29
CIK 814055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-26015

YOUBET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4627253
(State of incorporation)	(I.R.S. employer identification no.)

2600 West Olive Avenue, 5th floor, Burbank, CA. 91505	91505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 668-2100

Securities registered under Section 12(b) of the Act:
Common Stock, par value $.001 per share

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” “Youbet” and the “Company” refer specifically to Youbet.com, Inc. and its subsidiaries.

The purpose of this Amendment No. 2 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010, and as amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 17, 2010 (as amended, the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Youbet has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

There are no other changes to the Original Form 10-K other than those set forth in Part III below. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information regarding the current executive officers and directors of Youbet:

Name	Age	Position

David Goldberg	42	President & Chief Executive Officer
Susan Bracey	46	Chief Financial Officer
Daniel Perini	42	General Counsel and Corporate Secretary
Michael Nelson	55	Chief Accounting Officer and Controller
Michael Brodsky	42	Director, Executive Chairman
F. Jack Liebau	71	Director, Chairman of the Board
Gary Adelson	57	Director
Raymond C. Anderson	44	Director
James Edgar	63	Director
Michael D. Sands	43	Director
Michael J. Soenen	40	Director

DAVID GOLDBERG has served as our President and Chief Executive Officer since June 2009.  Previously, he served as our Chief Operating Officer since October 2008 and as a consultant with us since August 2008. From 2003 to August 2008, Mr. Goldberg served as an Executive Vice President of Ticketmaster overseeing its global music services business. Prior to joining Ticketmaster in 2003, Mr. Goldberg served as Executive Vice President of Corporate Development for Sportvision, an interactive sports technology and marketing company, and was a co-founder and Executive Vice President of Tunes.com. Mr. Goldberg earned a B.A. in economics from Northwestern University and an M.B.A. from the Graduate School of Business at the University of Chicago.  We believe Mr. Goldberg’s experience in serving as our current President and Chief Executive Officer, and previously as our Chief Operating Officer, and his previous executive leadership roles at several corporations in the e-commerce industry allow him to make valuable contributions to our Board of Directors.

SUSAN BRACEY joined Youbet as Interim Chief Financial Officer in September 2009. Previously, Ms. Bracey served as a consultant with the Company since August 2009. From May 2000 to August 2008, Ms. Bracey worked for Ticketmaster, serving as its Chief Financial Officer and Executive Vice President since 2003, during which time she managed all aspects of global finance and accounting. Prior to joining Ticketmaster, Ms. Bracey served as Chief Financial Officer and Senior Vice President of Finance at the National Opinion Research Center at the University of Chicago and as Vice President of Finance and Controller at FOX Broadcasting Company. Ms. Bracey started her career at Ernst & Young, LLP. Ms. Bracey received a B.A. in business administration with a major in accounting from Chicago State University and is a Certified Public Accountant.

DANIEL PERINI joined Youbet’s legal department in August 2006 and was appointed as Youbet’s General Counsel and Corporate Secretary in June 2008.  From April 2004 until joining Youbet, Mr. Perini was the Director of Business Affairs at Anschutz Entertainment Group.  From January 2000 until March 2004, Mr. Perini served as Assistant General Counsel for the U.S. Olympic Committee.  Prior to joining the U.S. Olympic Committee, Mr. Perini was a clerk at the Colorado State Court of Appeals and an attorney at Gibson, Dunn & Crutcher, LLP.  Mr. Perini received a B.B.A. in finance from the University of Notre Dame and a J.D. from the University of California at Los Angeles.

MICHAEL BRODSKY has served as a director since June 2007 and as our Executive Chairman since June 2009. Previously, he served as our President and Chief Executive Officer from April 2008 to June 2009. Mr. Brodsky was the Managing Partner of New World Opportunity Partners I, LLC, a public equity investment firm, from June 2005 until March 2009. From 1999 until January 2005, Mr. Brodsky was Chief Financial Officer of The Away Network, an online travel media company. Following the sale of Away.com to Orbitz and Cendant Corporation, Mr. Brodsky was Vice President, Finance and Administration of the TDS Division of Cendant Corporation and its subsidiary Orbitz.com, a travel e-commerce and online travel media company, from January 2005 to June 2005. Mr. Brodsky received a B.A. from Syracuse University, a J.D. from the Northwestern University School of Law, and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Brodsky’s experiences in serving as our current Executive Chairman, and previously as our President and Chief Executive Officer, Managing Director of New World Opportunity Partners I, LLC and in executive roles at several e-commerce companies qualify him to serve on our Board of Directors.

MICHAEL NELSON has served as our Chief Accounting Officer and Controller since January 2007.  From December 2004 to December 2006, Mr. Nelson served as Vice President Controller of Point.360, Burbank, California, a post-production and multi-media distribution company listed on the NASDAQ, where he managed finance, treasury, information systems, planning and forecasting, as well as SEC reporting and compliance.  From January 2003 to November 2004, Mr. Nelson was employed as Corporate Controller of BMK Inc. From June 2000 to October 2002, Mr. Nelson was Corporate Controller of Virgin Records America.  Prior to that Mr. Nelson served as Chief Financial Officer for Consolidated Film Industries.  Mr. Nelson received a B.A. from the University of California at Santa Barbara in Business Economics in 1979 and began his career as a C.P.A. with Price Waterhouse & Co’s Los Angeles office as an Audit Manager.

GARY ADELSON has served as a director since April 2002. Mr. Adelson is currently a Managing Director at NHB Advisors, Inc., a firm that provides turnaround and workout services. Mr. Adelson is a private consultant specializing in the media, sports and entertainment industries, and until September 2007, he was a Managing Director with Houlihan, Lokey, Howard & Zukin, an international investment banking firm. Before joining Houlihan Lokey in June 2003, Mr. Adelson was a principal and cofounder of Media Connect Partners, a provider of financial and operating advisory services to media, entertainment, sports and communications companies, and prior to that, he was the Managing Partner of EastWest Venture Group. In 1993, Mr. Adelson founded Interactive Cable Systems, a private cable and telephony company that was acquired by MCI. Mr. Adelson began his career as producer of the long-running television series Eight is Enough. He went on to produce many other successful television series, television films, mini-series and feature films, including The Last Starfighter, a revolutionary film first utilizing reality-based CGI, Hook, Universal Soldier, It Could Happen to You and the Emmy-winning Sybil. He is a member of the Academy of Television Arts and Sciences, Academy of Motion Picture Arts and Sciences, the American Film Institute and the Directors Guild of America. Mr. Adelson also serves as a director of Small World Kids, Inc., a manufacturer and distributor of high-quality specialty toys and educational products for children. We believe Mr. Adelson’s experience as a consultant in the entertaining and gaming industries and his several years of experience as Managing Director at an investment banking firm allows him to make valuable contributions to the Board of Directors.

RAYMOND C. ANDERSON has served as a director since June 2008. He has been a Director with Huron Consulting Group since March 2010. From April 2009 to March 2010, Mr. Anderson served as a Regional Group Head with Crowe Horwath, LLP.  Prior to this position he served as the founding partner of Burnham Venture Management, Ltd., a turnaround management consulting company, since 2001 and as a partner of Graue Mill Partners, LLC, a private equity investment firm affiliated with Burnham Venture Management, since May 2004.  Mr. Anderson was the president of QuikOrder.com from 1999 to 2001.  Previously, Mr. Anderson was President of USA Floral Products Interactive Services Division and its Chief Financial Officer from 1997 to 1998. Mr. Anderson is a CPA and member of the Illinois Bar and earned an M.B.A. from the Graduate School of Business at the University of Chicago in 2000, a J.D. from Loyola University in 1991 and a B.S. from Indiana University in 1987. Mr. Anderson has extensive financial, investing and operating experience and training. We believe this background combined with his prior e-commerce experience and leadership position him to provide significant contributions to the Board of Directors.

JAMES EDGAR has served as a director since June 2002. Governor Edgar’s career in government spans 30 years. He served in the Illinois executive branch for 20 years, including two four-year terms as Illinois’s 38th Governor and ten years prior to that as Secretary of State. He worked in the legislative branch of government for ten years, which included his election to the Illinois House of Representatives. As Governor, he crafted legislation that allowed horse racing to remain competitive with the rapidly growing riverboat casino industry. He also created laws to improve housing conditions for workers and their families at Illinois tracks. Since leaving the Governor’s office in January 1999, Governor Edgar and members of his family have engaged in raising and racing thoroughbreds and standardbreds. Governor Edgar is currently a Distinguished Fellow at the University of Illinois Institute of Government and Public Affairs. Governor Edgar is also a director of Alberto-Culver Company, Horizon Group Properties, Inc., and John B. Sanfilippo & Son, Inc. and serves on a variety of not-for-profit boards of directors. We believe Mr. Edgar’s distinguished career in the executive branch of the state of Illinois, including his participation in crafting legislation related to advancing horse racing interests, qualifies him to make valuable contributions to the Board of Directors.

F. JACK LIEBAU has served as a director since June 2005 and as Chairman of the Board since June 2008.  Mr. Liebau has served as the President of Bay Meadows Racing Association since July 2004 and the President of Hollywood Park Racing Association and Hollywood Park Fall Racing Association since September 2005. Prior thereto, Mr. Liebau was the President of the California operations of Magna Entertainment Corporation where he served as President of Santa Anita Racecourse, Golden Gate Fields Racecourse and Bay Meadows Racecourse. Mr. Liebau also served on Magna’s board of directors from 2001 to 2004. Prior to joining Magna, Mr. Liebau was the President of Bay Meadows Operating Company. From 1998 to 2004, Mr. Liebau served as the President of the Federation of California Racing Associations. Since 2007, Mr. Liebau has served as a Director of the National Thoroughbred Racing Association.  Mr. Liebau is a member of the Jockey Club, the co-owner of Valley Creek Farm, a thoroughbred breeding farm, and has owned Graded Stakes winners. We believe Mr. Liebau’s breadth of experience in the gaming and horse racing sectors, including as President of Bay Meadows Racing Association, Hollywood Park Racing Association and Hollywood Park Fall Racing Association, coupled with his prior experience as a practicing lawyer, provide him with a unique set of skills and industry contacts that enable him to provide valuable strategic contributions to the Board of Directors.

MICHAEL D. SANDS has served as a director since December 2007. Mr. Sands was Partner at the investment firm The Pritzker Group since July 2008 and recently became President & CEO of one of the firm’s investments, online advertising technology company BrightTag, Inc.  Prior to that Sands was an independent marketing consultant, and until November 2007, he was managing partner of Ascenda Partners LLC, a consulting firm he co-founded. Prior to Ascenda, Michael Sands served as Chief Operating Officer of the Consumer Travel Americas Unit within Cendant Travel Distribution Services until November 2006, where he was responsible for overseeing the operations and management of the consumer websites, including Orbitz, CheapTickets, Away.com and Lodging.com. Mr. Sands joined Orbitz as Vice President, Marketing in September of 2000, was chief marketing officer from December 2001 until the summer of 2004, and then general manager of Orbitz Ventures until Orbitz was acquired by Cendant Corporation in November 2004. We believe Mr. Sands’ experience in private equity, as a marketing consultant and in executive roles at several e-commerce companies allows him to make valuable contributions to the Board of Directors.

MICHAEL J. SOENEN has served as a director since June 2008. Mr. Soenen formerly served as Chairman of the Board of Directors, President and Chief Executive Officer of FTD Group, Inc., a leading provider of floral and specialty gift products and services to consumers and retail florists, from November 2007 until the company’s acquisition in August 2008. Prior to that, Mr. Soenen served as President of FTD, Inc. since November 2004 and as Chief Executive Officer since May 2004. Previously, he served as President and Chief Operating Officer of FTD, Inc. from 2002 to 2004, President and CEO of FTD.com from 1999 to 2002, and Vice President of Marketing of FTD, Inc. from 1997 to 1999.  Mr. Soenen is also a director of optionsXpress Holdings, Inc. and Rewards Network Inc., which operates the leading frequent dining programs in North America.  Mr. Soenen received a B.A. from Kalamazoo College in 1992. We believe that Mr. Soenen’s broad financial and business expertise, including his experience as Chief Executive Officer of FTD Group, Inc., give him the qualifications and skills necessary to effectively serve on our Board of Directors.

No director, director nominee, officer or affiliate of Youbet, or to Youbet’s knowledge, any owner of record or beneficial owner of more than 5% of any class of voting securities of Youbet has, during the last ten years (i) been convicted of any criminal proceeding (excluding traffic violations or minor misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Anderson (Chairman), Adelson and Soenen are the current members of the Audit Committee. No current member of the Audit Committee has received any consulting fees, advances or compensatory fees from us or our subsidiaries, other than customary director fees, and no member of the Audit Committee is an affiliate of us or our subsidiaries.  Each of the members of the Audit Committee is independent as defined by NASDAQ Marketplace Rule 5605(a)(2). The Board further determined that Mr. Anderson qualifies as an audit committee financial expert, as defined by SEC rules.

Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Code of Conduct

Youbet has a code of business conduct and ethics, referred to as the Youbet.com Code of Conduct, which covers all directors, officers and employees. A copy of the Code of Conduct is available on Youbet’s website at http://www.youbet.com/aboutyoubet/investors/code_of_conduct/, or a printed copy can be obtained by writing to Youbet.com, Inc., Secretary, 2600 West Olive Avenue, 5th floor, Burbank, California 91505. Any amendments to the Youbet.com Code of Conduct, as well as any waivers that are required to be disclosed under the rules of the SEC or NASDAQ, will be disclosed on a Current Report on Form 8-K filed with the SEC and posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership of common stock (Forms 3, 4 and 5) with the SEC. Officers, directors and greater-than-10% holders are required to furnish us with copies of all such forms which they may have filed.

Based solely upon a review of Forms 3, 4 and 5 furnished to us with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed, as necessary, by the officers and directors required to file the same during the fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2009.

Michael Brodsky

On June 1, 2009, Michael Brodsky was succeeded by David Goldberg as the President and Chief Executive Officer of the Company.  Mr. Brodsky continued his employment with the Company as Executive Chairman. Mr. Brodsky receives an annual base salary of $250,000.

In order to provide him an additional long-term incentive above his annual salary and bonus, on March 4, 2009, the Compensation Committee awarded Mr. Brodsky stock options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.26 per share, the closing price of the common stock as reported by NASDAQ for March 4, 2009, the stock option grant date. The stock options vest ratably over four years and expire on March 3, 2019. Mr. Brodsky will be entitled to acceleration of vesting of all of his stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

The Compensation Committee awarded Mr. Brodsky a cash bonus in 2009 of $400,616 based on the Company’s performance in fiscal 2008 as described below under “Annual Incentive Compensation Paid in 2009 in Respect of Fiscal 2008.”

David Goldberg

On June 1, 2009 the Board of Directors appointed David Goldberg to succeed Michael Brodsky as the President and Chief Executive Officer of the Company.  Mr. Goldberg had previously served as the Chief Operating of the Company. Mr. Goldberg does not have an employment agreement with the Company and his compensation arrangement did not change in connection with his appointment as President and Chief Executive Officer. Mr. Goldberg is currently compensated at a base salary of $250,000 per annum.

In order to provide him an additional long-term incentive above his annual salary and bonus, on March 4, 2009, the Compensation Committee awarded Mr. Goldberg stock options to purchase 800,000 shares of the Company’s common stock at an exercise price of $1.26 per share, the closing price of the common stock as reported by NASDAQ for March 4, 2009, the stock option grant date. The stock options vest ratably over four years and expire on March 3, 2019. Mr. Goldberg will be entitled to acceleration of vesting of all of his stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

The Compensation Committee awarded Mr. Goldberg a cash bonus in 2009 of $100,260 based on the Company’s performance in fiscal 2008 as described below under “Annual Incentive Compensation Paid in 2009 in Respect of Fiscal 2008,” and another cash bonus in December 2009 of $40,000 as an advance payment to Mr. Goldberg of a portion of his performance bonus for fiscal 2009, which was advanced upon Mr. Goldberg’s request for tax planning purposes.

Susan Bracey

The Company appointed Susan Bracey as Interim Chief Financial Officer of the Company on September 9, 2009.

In connection with her appointment, Ms. Bracey and the Company executed a letter agreement of employment on September 8, 2009. The agreement provided for a six month employment period starting on September 9, 2009 and a base salary of $250,000 on an annualized basis during such period.

Under the employment letter, Ms. Bracey was eligible for a performance bonus to be determined in the discretion of the Compensation Committee, in consultation with the Company’s Chief Executive Officer, and she was also eligible to receive a bonus to be determined in the discretion of the Compensation Committee, in consultation with the Company’s Chief Executive Officer, upon the achievement by the Company of certain strategic objectives during the six-month employment period. In March 2010, the Compensation Committee determined to award Ms. Bracey a significantly higher retention payment than the retention payments payable to the other named executive officers under the Youbet.com, Inc. Retention Program (the “Retention Plan”) in lieu of the bonus Ms. Bracey was entitled to receive under her employment letter. For further discussion of the Retention Plan and the retention payments awarded thereunder, which the Board adopted for the benefit of certain of its employees, including its named executive officers, in order to foster the continued service of such employees during the pendency of the Merger with Churchill Downs, see the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2010.

In addition, pursuant to the agreement, on September 9, 2009, Ms. Bracey received a grant of options to purchase 30,000 shares of the Company’s common stock under the Company’s equity incentive plan. The options have an exercise price of $2.23, the closing price of the common stock as reported by NASDAQ for September 9, 2009, the stock option grant date, and will vest ratably over a four-year period. Ms. Bracey will be entitled to acceleration of vesting of all of her stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs. The terms of Ms. Bracey’s employment agreement with the Company expired in March 2010. Her current continuing employment is at will.

Daniel Perini

Effective March 1, 2008, Mr. Perini and Youbet entered into an employment agreement that expired on February 28, 2009.  His current continuing employment is at will.  However, certain restrictive covenants and Mr. Perini’s agreement to arbitrate any dispute arising from his employment remain in effect for the term of his employment.  Mr. Perini is currently compensated at a base salary of $200,000 per annum.

In order to provide him an additional long-term incentive above his annual salary and bonus, on March 4, 2009, the Compensation Committee awarded Mr. Perini stock options to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.26 per share, the closing price of the common stock as reported by NASDAQ for March 4, 2009, the stock option grant date. The stock options vest ratably over four years and expire on March 3, 2019. Mr. Perini will be entitled to acceleration of vesting of all of his stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

The Compensation Committee awarded Mr. Perini a cash bonus in 2009 of $125,000 based on the Company’s performance in fiscal 2008 as described below under “Annual Incentive Compensation Paid in 2009 in Respect of Fiscal 2008.”

Michael Nelson

Mr. Nelson receives an annual base salary of $200,000. His current continuing employment is at will.

In order to provide him an additional long-term incentive above his annual salary and bonus, on March 4, 2009, the Compensation Committee awarded Mr. Nelson stock options to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.26 per share, the closing price of the common stock as reported by NASDAQ for March 4, 2009, the stock option grant date. The stock options vest ratably over four years and expire on March 3, 2019. Mr. Nelson will be entitled to acceleration of vesting of all of his stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

The Compensation Committee awarded Mr. Nelson a cash bonus in 2009 of $125,000 as described below under “Annual Incentive Compensation”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(6)	All Other Compensation ($)(7)	Total ($)

Michael Brodsky(1)	2009	251,132	400,616	358,440	29,201	1,039,389
Executive Chairman	2008	170,192	-	331,040	8,239	509,471

David Goldberg(2)	2009	250,993	140,260	716,880	30,783	1,138,916
Chief Executive Officer	2008	41,346	-	139,825	3,194	184,365

Susan Bracey(3)	2009	74,999	-	55,176	7,146	137,321
Interim Chief Financial Officer

Daniel Perini(4)	2009	200,000	125,000	67,207	29,920	422,127
General Counsel	2008	192,961	-	36,469	28,717	258,147

Michael Nelson(5)	2009	200,000	125,000	67,207	21,769	413,976
Chief Accounting Officer	2008	200,000	10,000	36,469	25,313	271,782
____________

(1)
On June 1, 2009, Michael Brodsky was succeeded by David Goldberg as the President and Chief Executive Officer of the Company.  Mr. Brodsky continued his employment with the Company as Executive Chairman.

(2)	Mr. Goldberg was appointed as Chief Operating Officer in October 2008 and as Chief Executive Officer in June 2009.

(3)	Ms. Bracey became our Interim Chief Financial Officer in September 2009.

(4)	Mr. Perini joined Youbet in 2006 and became our general counsel in June 2008.

(5)	Mr. Nelson became our Chief Accounting Officer and Controller in January 2007.

(6)
Represents the total option aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (excluding the impact of forfeitures related to service-based vesting conditions). For a description of the methodology and assumption used to determine these amounts, see Notes 2 and 13 to the 2009 Financial Statements.

(7)	The amounts reported in the “All Other Compensation” column for each executive officer consist of:

	401(k) Plan Matching	Life Insurance	Medical/ Disability Insurance	Total

Michael Brodsky	14,700	593	13,908	29,201
David Goldberg	14,700	593	15,490	30,783
Susan Bracey	3,461	284	3,401	7,146
Daniel Perini	14,700	477	14,743	29,920
Michael Nelson	14,700	253	6,816	21,769

Annual Incentive Compensation Paid in 2009 in Respect of Fiscal 2008

Annual bonus awards for executives of Youbet are based upon the executive’s contribution to Youbet in meeting specific business goals and Youbet’s profitability, as measured by EBITDA adjusted for any extraordinary items (Adjusted EBITDA). The Board reviewed and approved an Annual Operating Plan for 2008 that had been prepared by management, and for 2008, the Compensation Committee used this Annual Operating Plan to assist with determining bonuses for the year.

Neither Mr. Brodsky, Mr. Goldberg, Mr. Perini nor Mr. Nelson have employment agreements, so any annual incentive bonus awarded to Mr. Brodsky, Mr. Goldberg, Mr. Perini or Mr. Nelson was at the discretion of the Compensation Committee. However, as part of Mr. Goldberg’s compensation package, the Committee set a target bonus of 50% of annual salary, in addition to any discretionary bonus awarded by the Compensation Committee in respect of fiscal 2008, if financial goals to be determined by the Committee were met and determined that any such bonus for 2008 would be pro-rated for the period from October 28, 2008 (his first date of employment as Chief Operating Officer) through year-end.

In March 2009, the Compensation Committee met to consider 2008 bonuses. The Compensation Committee reviewed materials provided by management, and based on individual performance and financial results for 2008 available at that time, which exceeded the targets set for Adjusted EBITDA, the Compensation Committee approved cash bonuses of $400,616 for Mr. Brodsky, $100,260 for Mr. Goldberg, $125,000 for Mr. Nelson, and $125,000 for Mr. Perini.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options held by the named executive officers and outstanding at December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(1)				Option Exercise Price($)	Option Expiration Date
	Exercisable(#)		Unexercisable(#)

Michael Brodsky	26,500		—		2.72	June 12, 2017
	600,000		—		1.22	May 8, 2013
	—		400,000	(2)	1.26	March 3, 2019

David Goldberg	62,500	(3)	187,500	(3)	1.10	October 27, 2018
	—		800,000	(2)	1.26	March 3, 2019

Daniel Perini	37,500	(4)	12,500	(4)	3.92	August 20, 2016
	6,250	(5)	18,750	(5)	1.56	June 8, 2018
	6,250	(6)	18,750	(6)	1.95	September 7, 2018
	—		75,000	(2)	1.26	March 3, 2019

Michael Nelson	25,000	(4)	25,000	(4)	3.69	January 1, 2017
	6,250	(5)	18,750	(5)	1.56	June 8, 2018
	6,250	(6)	18,750	(6)	1.95	September 7, 2018
	—		75,000	(2)	1.26	March 3, 2019

Susan Bracey	—		30,000	(7)	2.23	September 8, 2019

____________

(1)	All options will vest immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

(2)	Mr. Brodsky’s, Mr. Goldberg’s, Mr. Perini’s and Mr. Nelson’s stock option grants vest in four equal annual installments, beginning on March 4, 2010.

(3)	Mr. Goldberg’s stock option grant vests in four equal annual installments, beginning on October 28, 2009.

(4)	Mr. Perini’s and Mr. Nelson’s stock option grants vest in four equal annual installments, beginning on August 21, 2007 and on January 2, 2008, respectively.

(5)	Mr. Perini’s and Mr. Nelson’s stock option grants vest in four equal annual installments, beginning on June 9, 2009.

(6)	Mr. Perini’s and Mr. Nelson’s stock option grants vest in four equal annual installments, beginning on September 8, 2009.

(7)	Ms. Bracey’s stock option grant vests in four equal annual installments, beginning on September 9, 2010.

Director Compensation

The Compensation Committee has the responsibility for recommending to the Board compensation and benefits for non-employee directors. Youbet does not provide directors who are employees of Youbet with compensation for their services as directors.  During 2009, Youbet’s only two employee directors were Mr. Goldberg and Mr. Brodsky, our Chief Executive Officer and Executive Chairman, respectively.

Non-employee directors receive the following compensation:

•	A $14,000 annual retainer;

•	Additional annual retainers of $5,000, $3,500 and $2,000 for the Audit Committee Chairman, Compensation Committee Chairman and other committee chairmen, respectively;

•	Per diem fees of $1,000 for services and activities performed on behalf of the Board and its committees;

•	An annual grant of options ($35,000 converted into a number of options using a Black-Scholes valuation model or 15,000, whichever is greater);

•	A cash payment of $1,000 for Board meetings attended in person ($500 for attending via telephone); and

•	A cash payment of $500 for committee meetings attended in person ($250 for attending via telephone).

In recognition of Mr. Liebau’s service performed on behalf of Youbet in connection with strategic and industry-related activities, on March 4, 2009, the Compensation Committee awarded Mr. Liebau stock options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.26 per share, the closing price of the common stock as reported by NASDAQ for March 4, 2009, the stock option grant date. The stock options vest ratably over four years and expire on March 3, 2019. Mr. Liebau will be entitled to acceleration of vesting of these stock options immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

The grant date for director stock options is the annual meeting date, and the exercise price is the closing price reported for that date. The options vest monthly over one year and are exercisable for a period of ten years from the date of grant. Non-employee directors are also reimbursed for travel costs and other out-of-pocket expenses incurred to attend Board and Board committee meetings. Subject to the pre-approval of the Compensation Committee, directors also are reimbursed for costs and other out-of-pocket expenses incurred for the continuing education relevant to their service on the Board or Board committees.

Youbet believes that a mix of compensation, including long-term stock options and short-term, cash based compensation, should provide adequate incentive for directors to meet Youbet’s business goals on a short- and long-term basis. Youbet also designed its Board compensation policy to reward its Board members for donating more of their time to Youbet. For example, director compensation increases for taking on more responsibility as committee chairmen, performing services and activities performed on behalf of the Board and attending meetings in person. The Compensation Committee of the Board periodically reviews the non-employee director compensation and benefits.

The table below summarizes the total compensation paid or earned by each of the directors that are not employees for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash($)	Option Awards($)(1)		All Other Compensation ($)	Total($)

Gary Adelson	17,500	33,517	(2)	—	51,017
Raymond C. Anderson	19,000	33,517	(2)	—	52,517
James Edgar	15,500	33,517	(2)	—	49,017
F. Jack Liebau	15,500	212,737	(3)	—	228,237
Jay R. Pritzker(4)	7,000	—		—	7,000
Michael D. Sands	14,000	33,517	(2)	—	47,517
Michael J. Soenen	16,000	33,517	(2)	—	49,517
____________

(1)
Represents the total option aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (excluding the impact of forfeitures related to service-based vesting conditions). For a description of the methodology and assumption used to determine these amounts, see Notes 2 and 13 to the 2009 Financial Statements.

(2)
The grant date for each award reported in 2009 was June 1, 2009, and the fair value of each grant was $33,517, based on the $2.81 per share closing price reported on the Nasdaq Capital Market on the grant date.

(3)
The grant date for the two awards reported above was March 4, 2009 and June 1, 2009, respectively, and the fair value of each grant was $33,517 and $179,220, based on the $1.26 and $2.81 per share closing price reported on the Nasdaq Capital Market on the respective grant dates.  The first award vests ratably over a 4 year period, beginning on March 4, 2010 and the second award vests ratably over a 12 month period, beginning July 1, 2009.

(4)	Mr. Pritzker did not stand for reelection at the 2009 Annual Meeting of Shareholders and as a result he was no longer a director as of June 1, 2009.

The following table sets forth information regarding stock options held by Youbet directors that are not employees of Youbet and outstanding as of December 31, 2009.

	Option Awards
Board Member	Number of Securities Underlying Unexercised Options(1)		Option Exercise Price($)	Option Expiration Date
	Exercisable(#)	Nonexercisable(#)
Gary Adelson	40,000	—	$0.68	April 14, 2012
	15,000	—	2.74	October 6, 2013
	20,000	—	5.62	April 14, 2014
	15,000	—	4.84	June 1, 2015
	15,000	—	5.08	April 16, 2016
	26,500	—	2.72	June 12, 2017
	50,064	—	1.44	June 11, 2018
	7,500	7,500	2.81	May 31, 2019

	Option Awards
Board Member	Number of Securities Underlying Unexercised Options(1)		Option Exercise Price($)	Option Expiration Date
	Exercisable (#)	Nonexercisable (#)

Raymond C. Anderson	50,064	—	1.44	June 11, 2018
	7,500	7,500	2.81	May 31, 2019

James Edgar	40,000	—	0.67	June 18, 2012
	40,000	—	0.50	June 18, 2012
	20,000	—	2.74	October 6, 2013
	25,000	—	4.26	June 18, 2014
	15,000	—	4.91	June 16, 2015
	15,000	—	4.10	June 18, 2016
	26,500	—	2.72	June 12, 2017
	50,064	—	1.44	June 11, 2018
	7,500	7,500	2.81	May 31, 2019

F. Jack Liebau	15,000	—	4.84	June 1, 2015
	15,000	—	4.58	June 1, 2016
	26,500	—	2.72	June 12, 2017
	300,000	—	1.22	May 8, 2013
	50,064	—	1.44	June 11, 2018
	—	200,000	1.26	March 3, 2019
	7,500	7,500	2.81	May 31, 2019

Michael D. Sands	35,000	—	1.22	May 8, 2018
	50,064	—	1.44	June 11, 2018
	7,500	7,500	2.81	May 31, 2019

Michael J. Soenen	50,064	—	1.44	June 11, 2018
	7,500	7,500	2.81	May 31, 2019
____________

(1)	All options will vest immediately prior to the closing of the pending Merger between the Company and Churchill Downs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Equity Incentive Plan, which is our only compensation plan under which equity securities can be issued by Youbet. All information set forth below is as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders:
– Stock options	6,794,594	$1.72	1,309,599
Equity compensation plans not approved by stockholders:	–	–	–
Total	6,794,594	$1.72	1,309,599

Stock Ownership of Named Executive Officers and Directors

The following table sets forth, as of April 27, 2010, the amount of our common stock beneficially owned by:

•	our named executive officers;

•	our directors; and

•	all executive officers, directors and nominees as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Shares Outstanding(2)

David Goldberg	262,500	(3)	*
Susan Bracey	—	(4)	0%
Daniel Perini	75,000	(5)	*
Michael Nelson	75,000	(5)	*
Michael Brodsky	728,500	(6)	1.7%
Gary Adelson	234,064	(7)	*
Raymond C. Anderson	65,064	(8)	*
James Edgar	256,564	(9)	*
F. Jack Liebau	636,564	(10)	1.5%
Michael D. Sands	122,564	(11)	*
Michael J. Soenen	65,064	(8)	*
All directors, nominees and current executive officers as a group — 12 persons	2,520,884	(12)	5.7%
____________

*	Less than 1%.

(1)
Beneficial ownership is determined according to the rules of the SEC and generally includes all voting or investment power with respect to securities. Except as noted, and subject to community property laws, the persons named in the table above have sole voting power of their common stock.

(2)
The percent of shares outstanding was calculated using the 41,730,038 shares of our common stock outstanding on April 27, 2010. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 27, 2009, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(3)	Consists of 262,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.

(4)	No shares of common stock issuable upon the exercise of stock options were exercisable within 60 days of the date of this table.

(5)	Consists of 75,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.

(6)	Includes 726,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 2,000 shares of common stock owned.

(7)	Consists of 196,564 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 37,500 shares of common stock owned.

(8)	Consists of 65,064 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table.

(9)	Consists of 246,564 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 10,000 shares of common stock owned.

(10)	Consists of 471,564 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 165,000 shares of common stock owned.

(11)	Consists of 100,064 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 22,500 shares of common stock owned.

(12)	Consists of 2,283,884 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the date of this table and 237,000 shares of common stock owned.

Stock Ownership of Certain Beneficial Owners

As of April 27, 2010, there were 41,730,038 shares of common stock outstanding. The table below lists entities who are known to beneficially own more than 5% of our common stock.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned		Percent of Shares Outstanding

Lloyd I. Miller, III	5,929,631	(1)(2)	14.2%
4550 Gordon Drive
Naples, Florida 34102

PNC Financial Services Group, Inc.	2,522,677	(2)	6.0%
One PNC Plaza
249 Fifth Avenue
Pittsburgh, Pennsylvania 15222-2707

New World Opportunity Partners I, LP	5,302,347	(3)	12.7%
1603 Orrington Avenue, Suite 1600
Evanston, Illinois 60201
____________

(1)
The share amount reported in the table as beneficially owned by Lloyd I. Miller, III is based on a filing on Schedule 13D reporting beneficial ownership as of November 11, 2009, as filed with the SEC on November 18, 2009, and includes the shares held by PNC Financial Services Group, Inc. as described in note 2 below.

(2)
The share amount reported in the table as beneficially owned by PNC Financial Services Group, Inc. is based solely on a filing on Schedule 13G/A reporting beneficial ownership as of December 31, 2009, as filed with the SEC on February 12, 2010. According to the Schedule 13G/A, all of the shares of Youbet common stock reported are held in trust accounts for which Lloyd I. Miller, Jr. was grantor and for which PNC Bank, National Association serves as trustee, and in connection with the trust accounts, Lloyd I. Miller, III and PNC Bank, National Association, in its capacity as trustee, entered into an investment advisory agreement, dated as of April 1, 2002. Based on this disclosure, we believe that the shares reported as beneficially owned by PNC Financial Services Group, Inc. are also included in the shares reported as beneficially owned by Lloyd I. Miller, III.

(3)
The share amount reported in the table as beneficially owned by New World Opportunity Partners I, LP (“NWOP I”) is based on a filing on Schedule 13D/A reporting beneficial ownership as of November 11, 2009, as filed with the SEC on November 12, 2009. Jay R. Pritzker, a former Youbet director, is the Manager of New World Venture Advisors, LLC, which serves as the General Partner of NWOP I.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

For a description of employment agreements between Youbet and certain named executive officers, see Item 11, “Summary Compensation Table” above.

Procedures for Approval of Related Person Transactions

Pursuant to its charter, the Audit Committee is responsible for considering and approving or disapproving transactions involving Youbet and any director, executive officer, senior financial officer or any related party and other questions of actual and potential conflicts of interest or appearances of impropriety of or involving Youbet’s directors, executive officers, senior financial officers or any related party as they may arise, from time to time.  The Audit Committee charter provides the following specific guidelines for consideration when discharging this function: (i) whether or not the relationship or transaction is on terms and conditions not materially less favorable to Youbet than could be obtained from an independent third party; (ii) the reasons for and the benefits obtainable by Youbet from such relationship or transaction; (iii) the impact of such relationship or transaction on the director’s or officer’s ability to continue to serve the best interests of Youbet; and (iv) anticipated stockholder reaction to such relationship or transaction.

Director Independence

The Board has affirmatively determined that all directors other than Messrs. Brodsky, Sands and Goldberg are independent as defined in NASDAQ Marketplace Rule 5605(a)(2). The Board considered shares beneficially owned by each of the directors, as set forth under “Stock Ownership of Named Executive Officers and Directors,” although the Board generally believes that stock ownership tends to further align a director’s interests with those of Youbet’s other stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for professional services rendered by Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors (“PBTK”), an independent registered public accounting firm, for services rendered during fiscal years 2009 and 2008:

	2009	2008
Audit fees(1)	$375,619	$379,524
Audit-related fees(2)	24,000	22,000
All other fees(3)	68,386	43,592
Total	$468,005	$445,116
____________

(1)
Represents fees for professional services provided in connection with the audit of Youbet’s annual financial statements, the audit of Youbet’s internal control over financial reporting, and the review of Youbet’s interim financial statements for periods ended during the fiscal year. The amount reported for 2009 also includes $14,000 of fees associated with the 2008 Form 10-K/A incurred and paid in 2009. The amount reported for 2008 also includes $17,553 of fees associated with the 2007 Form 10-K/A incurred and paid in 2008.

(2)	Represents fees for professional services provided in connection with the audits of our 401(k) plans.

(3)
During 2009, we incurred fees related to the review and preparation of the proxy statement for the 2009 annual meeting of stockholders, an SEC review of our periodic filings, and a Registration Statement on Form S-4 related to the pending Merger with Churchill Downs and an associated comfort letter. During 2008, we incurred fees related to the review and preparation of the proxy statement for the 2008 annual meeting of stockholders, employee expense and with respect to the filing of a shelf registration statement on Form S-3 with the SEC.

The Audit Committee has determined that the provision of non-audit services by PBTK during fiscal year 2009 was compatible with maintaining PBTK’s independence, and that none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Exchange Act.  Generally, the Audit Committee approves in advance audit and non-audit services to be provided by Youbet’s independent auditors. In other cases, in accordance with SEC Rule 2-01(c)(7) of Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters that arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman reports such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee. During the fiscal year ended February 2, 2008, 100% of all audit and non-audit services provided by PBTK were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUBET.COM, INC.

April 28, 2010	By:	/s/ David Goldberg
David Goldberg,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Youbet.com, Inc. and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ David Goldberg	President and Chief Executive Officer	April 28, 2010
	David Goldberg	(Principal Executive Officer)

	/s/ Susan Bracey	Chief Financial Officer	April 28, 2010
	Susan Bracey	(Principal Financial Officer)

	/s/ Michael D. Nelson	Corporate Controller	April 28, 2010
	Michael D. Nelson	(Principal Accounting Officer)

	*	Chairman of the Board	April 28, 2010
F. Jack Liebau

	*	Executive Chairman	April 28, 2010
Michael Brodsky

	*	Director	April 28, 2010
Gary Adelson

	*	Director	April 28, 2010
Michael D. Sands

	*	Director	April 28, 2010
James Edgar

	*	Director	April 28, 2010
Michael Soenen

	*	Director	April 28, 2010
Raymond Anderson

* By:	/s/ David Goldberg
David Goldberg Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended