Form 10-Q
period 2010-03-31
YOUBET COM INC
filed 2010-05-10
CIK 814055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2010, the issuer had approximately 41,730,038 shares of common stock, par value $0.001 per share, outstanding (net of treasury shares).

YOUBET.COM, INC.
INDEX TO FORM 10-Q/A
FOR THE QUARTER ENDED
March 31, 2010
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

Part I. Financial Information
Item 1. Consolidated Financial Statements
YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and equivalents	$12,061	$15,884
Restricted cash	4,787	4,616
Accounts receivable, net of allowance for doubtful collections of $814 and $578	3,364	3,413
Inventories	1,241	1,278
Prepaid expenses and other	1,060	1,141
Deferred tax assets	2,700	2,700

	25,213	29,032
Property and equipment, net of accumulated depreciation and amortization of $36,471 and $34,928	11,835	12,890
Intangible assets, net of amortization of $2,962 and $2,802	3,788	3,948
Deferred tax assets	5,400	5,400
Other assets	312	374

	$46,548	$51,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,675	$7,196
Trade payables	4,881	5,430
Accrued expenses	4,364	4,622
Customer deposits	4,776	4,558
Deferred revenues	359	162

	17,055	21,968

Stockholders’ equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, none issued or outstanding
Common stock, $0.001 par value, authorized 100,000,000 shares, 42,829,373 shares issued	43	43
Additional paid-in capital	137,291	136,970
Deficit	(105,333)	(104,806)
Accumulated other comprehensive loss	(129)	(152)
Less treasury stock, 1,099,335 common shares	(2,379)	(2,379)

	29,493	29,676

	$46,548	$51,644

See notes to these unaudited consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Commissions	$21,213	$23,118
Contract services	4,123	4,281
Equipment sales	81	86
Other	548	563

	25,965	28,048

Costs and expenses
Track fees	12,451	13,063
Licensing fees	840	1,317
Network costs	923	1,005
Contract costs	3,237	3,240
Equipment costs	49	58

	17,500	18,683

Gross profit	8,465	9,365

Operating expenses
General and administrative	5,147	4,181
Sales and marketing	1,627	1,406
Research and development	961	903
Depreciation and amortization	1,692	1,834

	9,427	8,324

Income (loss) from continuing operations before other income (expense) and income tax (benefit)	(962)	1,041

Other income (expense)
Interest income	1	26
Interest expense	(97)	(224)
Other	104	81

Income (loss) from continuing operations before income tax (benefit)	(954)	924
Income tax (benefit)	(427)	88

Net income (loss) from continuing operations	(527)	836
Loss from discontinued operations, with no tax effect	—	(16)

Net income (loss)	$(527)	$820

Basic income (loss) and diluted income per share
Income (loss) from continuing operations	$(0.01)	$0.02
Loss from discontinued operations	0.00	0.00

Net income (loss)	$(0.01)	$0.02

Weighted average shares outstanding
Basic	41,730,038	41,463,470
Diluted	44,713,780	42,109,982
See notes to unaudited consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income (loss)	$(527)	$820
Loss from discontinued operations	—	16

Income (loss) from continuing operations	(527)	836
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities

Depreciation and amortization of property and equipment	1,532	1,674
Amortization of intangibles	160	160
Stock-based compensation	321	300
Provision for bad debt	249	161
Increase in operating (assets) and liabilities	(641)	(663)

Net cash provided by continuing operations	1,094	2,468
Net cash provided by discontinued operations	—	788

Net cash provided by operating activities	1,094	3,256

Investing activities
Purchase of property and equipment	(477)	(626)
Decrease in restricted cash (other than Players Trust SM)	58

Net cash used in investing activities	(419)	(626)

Financing activities
Repayment of debt	(4,521)	(1,489)

Foreign currency translation adjustments	23	(5)

Net increase (decrease) in cash and equivalents	(3,823)	1,136
Cash and equivalents, beginning of period	15,884	16,538

Cash and equivalents, end of period	$12,061	$17,674

See notes to unaudited consolidated financial statements.

YOUBET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) relating to interim information. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted. For further information, please refer to the consolidated financial statements and the related notes included in the Company’s annual report on Form 10-K and related 10-K/As for the year ended December 31, 2009.
The unaudited consolidated financial statements include the accounts of Youbet.com, Inc. (“Youbet”) and its wholly-owned subsidiaries (collectively, the “Company”). Youbet’s UT Gaming, Inc. subsidiary and its wholly-owned subsidiaries, United Tote Company and United Tote Canada, Inc., are collectively referred to as “United Tote,” unless the context requires otherwise. The group of Youbet’s subsidiaries consisting of IRG U.S. Holdings Corp., IRG Holdings Curacao, N.V., International Racing Group N.V., and IRG Services, Inc. are collectively referred to herein as “IRG,” unless the context requires otherwise. The operations of IRG were shut down effective February 15, 2008. Accordingly, IRG has been retroactively accounted for and reported in these unaudited consolidated financial statements as discontinued operations. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.
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

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(527)	$836

Denominator:
Basic weighted average shares outstanding	41,730	41,463
Dilutive stock options	2,984	647

Diluted weighted average shares outstanding	44,714	42,110

Income (loss) per share — basic and diluted	$(0.01)	$0.02

Note 3: Debt
Debt (in thousands) consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Promissory notes	$—	$3,200
Bank term loan	2,500	3,750
Capital lease and other obligations	175	246

	2,675	7,196
Current portion of long-term debt	2,675	7,196

Long-term debt, less current maturities	$—	$—

The Company’s credit facility consists of a $5.0 million revolving line of credit and a $10.0 million term loan. The revolving line of credit requires monthly interest payments and the outstanding principal, if any, is due at maturity. The principal of the term loan is to be repaid in equal monthly installments ($1.25 million quarterly) plus interest, and payments commenced on December 31, 2008. The term loan and the revolving credit facility each mature on November 30, 2010. At March 31, 2010, the Company owed $2.5 million under the term loan and no amount was outstanding under the revolving credit facility.
Any indebtedness under the term loan and the revolving credit facility bears interest at a variable rate equal to either, at the Company’s discretion, prime plus 200 to 250 basis points or LIBOR plus 325 to 375 basis points. The applicable basis point margin is determined by the Company’s leverage ratio as at the most recently delivered calculation thereof pursuant to provisions of the loan and security agreement. Any interest accruing on the basis of the prime rate is due and payable on the first business day of each month. Any interest accruing on the basis of LIBOR is due and payable on the date upon which such LIBOR loan ends as determined by the Company. LIBOR loans may have a one, two or three month term. At March 31, 2010, the interest rate on the term loan was 5.75% per annum.
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
As of March 31, 2010, the Company was in compliance with the financial covenants under the loan and security agreement. However, the pending merger with Churchill Downs (Note 10) will result in a change of control under our credit facility, which constitutes an event of default. As a result, the lenders on the credit facility may accelerate our obligations under the credit facility at that time.
Note 4: Income Taxes
The Company has federal and state net operating loss carryforwards in the amount of $63.8 and $70.0 million, respectively at March 31, 2010, which are expected to expire beginning in 2012 and 2013, respectively. Due to the change of ownership provisions of the Tax Reform Act of 1986 (Internal Revenue Code Section 382), utilization of a portion of our net operating loss and tax credit carryforwards may be limited in the event of an ownership change in future periods, such as discussed in Note 10. The Company does not have any known limits under IRC Section 382 at this time. However, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company has California income tax credit carryforwards totaling $342,000. The Company’s effective tax rate varies from the statutory federal rate primarily due to changes in the valuation allowance, stock-based compensation and state income taxes. Any carryforwards that may expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

Management believes there are no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, as of March 31, 2010, there is no liability recorded for income taxes associated with uncertain tax positions.
Note 5: Contingencies
Shareholder Litigation Related to Pending Merger with Churchill Downs Incorporated
On November 17, 2009, a putative class action lawsuit, Wayne Witkowski v. Youbet.com, Inc., et al., was filed in the Superior Court of Los Angeles, California against the Company, various of the Company’s directors, Churchill Downs Incorporated (“Churchill Downs”), Tomahawk Merger Corp. (“Merger Corp”) and Tomahawk Merger LLC (“Merger LLC”). Subsequently, five additional lawsuits were also filed in the Los Angeles Superior Court, two of which name the Company and its directors as defendants and three of which also name Churchill Downs as a defendant. All six lawsuits (the “Los Angeles Litigation”), are putative class actions brought on behalf of the Company’s stockholders. Plaintiffs in the Los Angeles Litigation have since moved to consolidate the Los Angeles Litigation, to file a single consolidated complaint and to appoint lead counsel. That motion was granted on January 22, 2010.
The complaints in the Los Angeles Litigation all allege that the Company’s directors have breached their fiduciary duties, including alleged duties of loyalty, due care and candor, in connection with the proposed merger. In that regard, the various complaints include, among other things, allegations that the proposed merger is the result of an inadequate sales process which has not been designed to maximize stockholder value; that the consideration to be received by the Company’s shareholders is unfair and inadequate; that the Agreement and Plan of Merger dated November 11, 2009 by and among the Company, Churchill Downs, Merger Corp and Merger LLC (the “Merger Agreement”) includes inappropriate “no solicitation,” “matching rights,” no standstill waiver, and termination fee provisions; that the combined effect of these provisions, together with the waiver of the Company’s stockholder rights agreement that the Company signed in connection with the Merger Agreement with respect to Churchill Downs and the entry into voting agreements by defendants and certain others pursuant to which they have agreed to vote in favor of the merger, is to “lock up” the proposed merger, foreclose potential alternative bidders and illegally restrain the Company’s ability to solicit or engage in negotiations with a third party; that various defendants acted for their own benefit in approving the proposed merger, including for the purpose of obtaining positions or pursuing opportunities at Churchill Downs; and that material information has not been provided in connection with the proposed merger and was not provided at the time that the Company submitted its stockholder rights agreement to a stockholder vote. Those lawsuits which name Churchill Downs or its affiliates as defendants also allege that Churchill Downs has aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. The Company is also alleged to have aided and abetted the alleged breaches of fiduciary duty by the Company’s directors. Among the relief sought by the complaints is an enjoining of the proposed merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.
On December 23, 2009, a putative class action lawsuit, Raymond Balch v. Youbet.com, Inc., et al., was filed in the Delaware Court of Chancery against the Company, various of the Company’s directors, Churchill Downs, Merger Corp and Merger LLC. The initial Balch complaint contained allegations similar to those made in the Los Angeles Litigation, including a claim that Churchill Downs aided and abetted alleged breaches of fiduciary duty by the Company’s directors. On January 8, 2010, an amended complaint was filed in Balch, adding a claim against the Company’s directors for an alleged breach of the fiduciary duty of disclosure, and adding allegations that the draft Registration Statement on Form S-4 filed by Churchill Downs with the SEC in connection with the proposed merger omits material information and is materially misleading in various respects. Among the relief sought by the Balch amended complaint is an enjoining of the proposed merger, or unspecified damages if the transaction is consummated, together with payment of attorneys’ fees and costs.

On March 2, 2010, the Company, the Company’s directors, Churchill Downs, Merger Corp, and Merger LLC entered into a memorandum of understanding with the plaintiffs in the Los Angeles litigation and the plaintiffs in the Balch litigation reflecting an agreement in principle to settle the cases based on defendants’ agreement to include additional disclosures relating to the proposed merger in the Company’s proxy statement/prospectus relating to the merger that was mailed to the Company’s stockholders on March 4, 2010. The Company, the Company’s directors, Churchill Downs, Merger Corp, and Merger LLC each deny that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the complaints, and expressly maintain that they diligently and scrupulously complied with any and all of their legal duties. Although the Company, the Company’s directors, Churchill Downs, Merger Corp, and Merger LLC believe the lawsuits are without merit, they entered into the memorandum of understanding to eliminate the burden and expense of further litigation. The memorandum of understanding provides that the settlement is subject to customary conditions including the completion of appropriate settlement documentation, completion of confirmatory discovery, court approval of the settlement, dismissal of the Los Angeles litigation with prejudice, dismissal of the Balch litigation with prejudice, and the consummation of the proposed merger by the Outside Date (as such term is defined in the Merger Agreement). Additionally, plaintiffs’ counsel is entitled to void the memorandum of understanding if they determine in good faith that, based upon facts learned subsequent to the execution of the memorandum of understanding, the proposed settlement is not fair, reasonable and adequate.

If the settlement is consummated, the Los Angeles litigation and the Balch litigation will each be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all of the Company’s non-affiliated public stockholders who held the Company’s common stock at any time from November 10, 2009 through the date of the consummation of the merger a release of all claims relating to the proposed merger, the Merger Agreement and the transactions contemplated therein, disclosures made relating to the proposed merger, and any compensation or other payments made to the defendants in connection with the proposed merger; except that the settlement will not include a release of claims by current and former Youbet stockholders to exercise their appraisal rights under Delaware law. Likewise, the plaintiffs will receive a release from the defendants, on the same or substantially equivalent terms as the release to be provided to the defendants. Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing date before the Superior Court of California, County of Los Angeles, California, will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

Other Litigation
The Company is a party to legal proceedings that are ordinary and incidental to its business. Management is unable to estimate any minimum losses from these matters and the Shareholder Litigation.  Accordingly, no losses have been accrued with respect to these matters.
General Economic Conditions
The United States is currently experiencing a widespread recession accompanied by, among other things, reduced credit availability and highly curtailed gaming and other recreational activities. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
The Company often carries cash on deposit with financial institutions substantially in excess of federally-insured limits. The extent of a future loss as a result of uninsured deposits in the event of a future failure of a bank or other financial institutions, if any, is not subject to estimation at this time.
Note 6: Stockholders’ Equity
The following table summarizes the status of the Company’s equity incentive plan at March 31, 2010:

Options available per the equity incentive plan	13,750
Stock options outstanding	6,560
Options available for grant	1,545

Information with respect to stock option activity for the three months ended March 31, 2010 and 2009 is summarized below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Stock	Option	Stock	Option
	Options	Price	Options	Price
	(in thousands)		(in thousands)
Balance at January 1	6,795	$1.72	5,559	$1.99
Options granted			2,090	1.26
Options exercised
Options cancelled	(235)	3.66	(276)	2.56

Balance at March 31	6,560	$1.65	7,373	$1.76

Additional information about outstanding options to purchase the Company’s common stock at March 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of Shares	Exercise	Contractual	Number of Shares	Exercise
Range of Exercise Prices:	(in thousands)	Price	Life (years)	(in thousands)	Price
$0.50 to $0.95	669	$0.56	2.49	650	$0.55
$1.10 to $1.95	4,153	1.32	7.59	1,959	1.30
$2.23 to $2.81	1,266	2.35	4.62	1,186	2.33
$3.04 to $3.92	240	3.73	6.67	180	3.73
$4.00 to $4.91	155	4.53	5.41	154	4.53
$5.03 to $5.62	77	5.32	5.10	77	5.32

	6,560	1.65	6.38	4,206	1.77

Note 7: Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their estimated fair value due to the short maturities of these financial instruments. The estimated fair value of long-term receivables and debt approximates their carrying value. In estimating the fair value of other financial instruments, consisting of long-term receivables and debt, the Company generally uses third-party market quotes (level 2 inputs).
Note 8: Segment Reporting
The Company operates as two reportable segments. The Company’s advance deposit wagering (ADW) segment consists of the operations of Youbet Express and Youbet Services Corporation. Its totalizator services segment consists of the operations of United Tote. Each segment operates independently, under separate management and provides distinctly separate services. The ADW segment provides internet wagering services to the general public, whereas the totalizator segment provides totalizator equipment and services to racetracks, as well as off-track betting facilities and ADWs, including the Company. Both segments are impacted by the amount of wagering handle processed, however, the ADW segment is more immune to track closures due to inclement weather, etc. as players may shift their wagering activities to other tracks. The revenue and expenses attributable to the services provided by the Company’s totalizator segment to the company’s ADW segment are eliminated in the Company’s consolidated financial statements.

Information with respect to each segment for the three months ended March 31, 2010 and 2009 is summarized below:

	Three Months Ended
	March 31,
	(in thousands)
	2010	2009
Revenue
Advance deposit wagering segment	$21,762	$23,681
Totalizator services segment	4,482	4,659

	26,244	28,340
Intersegment eliminations	(279)	(292)

	$25,965	$28,048

Revenue by Geographic Area
United States	$25,460	$27,673
International	505	375

	$25,965	$28,048

Reconciliation to Income Before Income Tax (Benefit)
Income (loss) from operations, before other income (expense) and income tax (benefit)
Advance deposit wagering segment	$301	$2,261
Totalizator service segment	(1,263)	(1,220)

	(962)	1,041
Interest income	1	26
Interest expense	(97)	(224)
Other	104	81

Income (loss) from continuing operations before income tax (benefit)	(954)	924
Loss from discontinued operations before income tax (benefit)	0	(16)

Income (loss) before income tax (benefit)	$(954)	$908

Capital Spending, includes capital leases (non-cash)
Advance deposit wagering segment	$330	$492
Totalizator services segment	147	134

	$477	$626

Depreciation and Amortization
Advance deposit wagering segment	$688	$520
Totalizator services segment	1,004	1,314

	$1,692	$1,834

	March 31,	December 31,
	2009	2009
	(in thousands)
Total Assets
Advance deposit wagering segment	$30,500	$34,253
Totalizator services segment	16,048	17,391

	$46,548	$51,644

Note 9: Impairment and other Long-lived Assets
Intangibles and other long-lived assets are reviewed for impairment annually during the third quarter or when circumstances exist which indicate a possible impairment has occurred. The fair value of the reporting unit associated with the intangibles and other assets is typically estimated using the expected present value of future cash flows. If expected future cash flows are less than the carrying amount of an asset, an impairment charge is taken to reduce the amount on the Company’s balance sheet to fair value.
During the third quarter of 2009, the Company conducted its annual impairment test and concluded that there was no impairment.
Note 10: Pending Merger with Churchill Downs
On November 11, 2009, the Company entered into the Merger Agreement with Churchill Downs, Merger LLC, and Merger Corp., both wholly-owned subsidiaries of Churchill Downs, pursuant to which Churchill Downs would acquire all of the outstanding shares of the Company. Under the terms of the pending merger, the Company’s shareholders would receive a fixed ratio of 0.0598 shares of Churchill Down’s common stock plus $0.97 in cash for each share of the Company’s common stock they own, subject to possible future adjustment to the exchange ratio in limited circumstances to increase the cash consideration and correspondingly decrease the stock consideration, to ensure that the transaction does not require Churchill Downs to issue more than 19.6% of its outstanding common stock prior to the transaction. Consummation of the merger is conditioned upon, among other things, the approval of the Company’s shareholders which was obtained on April 6, 2010, the receipt of required regulatory approvals, which is pending, and other customary closing conditions.

Item 2. Management’s discussion and analysis of financial condition and results of operations
Forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in Item 1 of this report. This discussion and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Such statements include those regarding general economic and e-gaming industry trends. Such statements involve risks and uncertainties including, without limitation: the pending merger with and into Churchill Downs Incorporated (“Churchill Downs”), the timely development and market acceptance of new products and technologies; our ability to achieve further cost reductions; our assessment of strategic alternatives for United Tote, including a possible sale, as to which there can be no assurance of success; increased competition in the advance deposit wagering business; a decline in the public acceptance of wagering; wagering ceasing to be legal in jurisdictions where we currently operate; the limitation, conditioning, or suspension of any of our licenses; increases in or new taxes imposed on wagering revenues; the adoption of future industry standards; the loss or retirement of key executives; our ability to meet our liquidity requirements and maintain our financing arrangements; and general economic and market conditions; and other factors described in our annual report on Form 10-K and related 10-K/As for the year ended December 31, 2009 and from time to time in our other filings with the Securities and Exchange Commission. Actual actions and strategies and the timing and expected results may differ materially from those expressed or implied by such forward-looking statements, and our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which are based only upon information available as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

United Tote is a leading supplier of totalizator systems (equipment and technology that processes wagers and payouts) and supplies pari-mutuel tote services to racing facilities in North America and a number of foreign markets.
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
Critical accounting estimates and policies
Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require management to make difficult, subjective or complex estimates and judgments. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Our critical accounting estimates and policies are set forth in management’s discussion and analysis of financial condition and results of operations in our annual report on Form 10-K and related 10-K/As for the year ended December 31, 2009. There have been no material changes to our critical accounting policies or estimates.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements issued, but not yet effective or early adopted, that management believes are of significance, or potential significance to the Company.

Results of continuing operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009
The following table sets forth, for the periods indicated, certain operating data for each of our operating segments prior to the elimination of intersegment revenues of $0.3 million and $0.3 million in the first quarter of 2010 and 2009, respectively.

	ADW Segment				Totalizator Segment
	Three months ended March 31,				Three months ended March 31,
			Increase	%			Increase	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
	(in thousands)
Revenues	$21,762	$23,681	$(1,919)	-8.1%	$4,482	$4,659	$(177)	-3.8%

Gross profit	7,268	8,004	(736)	-9.2%	1,197	1,361	(164)	-12.0%
As % of revenues	33.4%	33.8%			26.7%	29.2%

Operating expenses	6,967	5,743	1,224	21.3%	2,460	2,581	(121)	-4.7%
As % of revenues	32.0%	24.3%			54.9%	55.4%

Income from continuing operations before other income (expense) and income tax	$301	$2,261	$(1,960)	-86.7%	$(1,263)	$(1,220)	$(43)	-3.5%
As % of revenues	1.4%	9.5%			-28.2%	-26.2%
Revenues
Total revenues decreased $2.1 million, or approximately 7%, for the first quarter of 2010 when compared with the first quarter of 2009. Excluding the impact of intersegment eliminations, the revenue decrease was the result of a decrease in our ADW segment revenues of $1.9 million, or approximately 8%, and a decrease in our totalizator segment revenues of $0.2 million, or approximately 4%, over those periods. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our revenues on an operating segment basis.
ADW Segment Revenues
ADW segment revenues, which consist primarily of commissions on wagers placed by our customers, net of player incentives, decreased by $1.9 million, or approximately 8%, in the first quarter of 2010 compared to the first quarter of 2009. Gross commissions, before deduction of player incentives, during the first quarter of 2010 decreased $1.1 million compared to the same period in 2009 due to a 7% reduction in handle. The decrease in gross commissions was also negatively impacted by a $0.8 million or approximate 32% increase in player incentives during the first quarter of 2010 when compared with the first quarter of 2009, due to an increase in player promotions.
Total handle for the three months ended March 31, 2010 was $115.7 million versus handle for the comparative period of 2009 of $124.0 million. The $8.3 million or approximately 7% decline is attributable to an overall wagering decline in the thoroughbred racing industry of approximately 10% during the quarter due to reduced racing days as a result of poor weather at many key tracks, continued weakness in the U.S. economy and higher unemployment rates. The impact of the general industry decline was lessened by our efforts to attract handle via our incentive and marketing activities.
Youbet Express yield, defined as “commission revenue less track and licensing fees as a percentage of handle” (each calculated in accordance with generally accepted accounting principles), decreased 0.2% to 6.8% in the first quarter of 2010 versus 7.0% in the first quarter of 2009. The lower yield reflects the impact of the increase in player incentives described above.

The following table sets forth our calculation of Youbet Express yield for the periods indicated:

	Three months ended March 31,
			Favor
	2010	2009	(Unfavor)%
	(in thousands)
Handle	$115,700	$123,981	$(8,281)	-6.7%

Commissions	21,213	23,118	(1,905)	-8.2%
Less:
Track fees	12,451	13,063	(612)	-4.7%
License fees	840	1,317	(477)	-36.2%

Net revenue	$7,922	$8,738	$(816)	-9.3%

Yield %	6.8%	7.0%
We believe that yield is a useful measure to evaluate our operating results and profitability. Yield, however, should not be considered an alternative to operating income or net income as indicators of Youbet’s financial performance and may not be comparable to similarly titled measures used by other companies.
Totalizator Segment Revenues
Totalizator segment revenues, which consist of contract revenues associated with the service of totalizator systems and equipment sales, decreased $0.2 million, or approximately 4%, in the first quarter of 2010 when compared to the first quarter of 2009 primarily due to a decrease in service revenues, as well as a modest reduction in equipment sales, as described below. Contract revenues from the service of totalizator systems, which is driven by wagering handle at tracks serviced, were $4.4 million in the first quarter of 2010, representing a decrease of $0.2 million, or approximately 4%, compared to the first quarter of 2009, primarily as a result of track closures, a general industry decline in wagering and poor weather causing an unusually high number of cancelled races. Equipment sales in the first quarter of 2010 were $81,000 versus $86,000 in the first quarter of 2009.
Costs and Expenses
Consolidated costs and expenses decreased $1.2 million, or approximately 6%, in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of decreases in track and license fees and network expenses resulting from reduced wagering activity during the first quarter of 2010. As a percentage of revenues, consolidated costs and expenses remained flat at approximately 67% in both the first quarter of 2009 and first quarter of 2010. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our costs and expenses on an operating segment basis.
ADW Segment Costs and Expenses
Costs and expenses in our ADW segment consist of track fees, licensing fees and network operations, each as described below.
Track fees: Track fees, which primarily consist of host and market access fees paid and payable to various tracks decreased $0.6 million or approximately 5% in the first quarter of 2010 compared to the first quarter of 2009. The quarter-over-quarter decrease is primarily attributable to reduced handle in the first quarter of 2010. Expense decreases were experienced in host fees ($0.4 million) and source market fees ($0.4 million). These decreases were partially offset by a $0.2 million increase in Illinois state handle taxes over the same periods.
Licensing fees: Licensing fees, which represent amounts paid and payable under our licensing agreement with TVG, decreased $0.5 million, or approximately 36%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a reduction in the number of tracks with respect to which we pay licensing fees to TVG.

Network operations: Network operations expense, which consists of costs for salaries, data center management, telecommunications and various totalizator fees decreased $0.1 million or approximately 8% in the first quarter of 2010, when compared to the first quarter of 2009. The decrease was attributable to lower tote and AV streaming costs associated with the decline in handle.
As a percentage of ADW segment revenues, costs and expenses in our ADW segment increased from approximately 66% in the first quarter of 2009 to 67% in the first quarter of 2010.
Totalizator Segment Costs and Expenses
Costs and expenses in our totalizator segment consist of contract costs and equipment costs, each as described below.
Contract costs: Contract costs, which represent costs of United Tote associated with providing totalizator services at racetracks were flat in the first quarter of 2010 when compared to the first quarter of 2009. Due to the nature of the totalizator business and contractual obligation to provide equipment and totalizator services, its cost structure is fairly rigid and less sensitive to fluctuations in handle processed and reduction in race days.
Equipment Costs: Equipment costs, which represent costs of United Tote that are associated with earning equipment sales revenue, declined slightly, from $58,000 in the first quarter of 2009 to $49,000 in the first quarter of 2010, due to the decrease in equipment sales.
As a percentage of totalizator segment revenues, costs and expenses in our totalizator segment increased from approximately 71% in the first quarter of 2009 to 73% in the first quarter of 2010.
Gross Profit
Consolidated gross profit decreased $0.9 million, or approximately 10%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to reduced handle and increased player incentives in our ADW segment and the decline in revenues and flat cost structure in our totalizator segment. As a percentage of revenues, consolidated gross profit remained flat at approximately 33% in both the first quarter of 2009 and the first quarter of 2010. Set forth below is a quantitative and qualitative analysis of the effects of the various factors affecting our gross profit on an operating segment basis.
ADW Segment Gross Profit
Gross profit in our ADW segment was $7.3 million for the three month period ended March 31, 2010, as compared to $8.0 million for the same period in 2009, a $0.7 million or approximately 9% decline. The decline was primarily due to lower revenues in the first quarter of 2010, as a result of reduced gross commissions associated with reduced wagering handle and increased player incentives, which were partially offset by decreases in track and license fees described above. As a percentage of ADW segment revenues, gross profit in our ADW segment decreased from approximately 34% in the first quarter of 2009 to 33% in the first quarter of 2010.
Totalizator Segment Gross Profit
Gross profit in our totalizator segment was $1.2 million for the three month period ended March 31, 2010, representing a decrease of $0.2 million, or approximately 12%, compared to the same period in 2009. This decline is primarily attributable to the 4% decline in revenue, while our contract costs remained flat, as described above. As a percentage of totalizator segment revenues, gross profit in our totalizator segment decreased from approximately 29% in the first quarter of 2009 to 27% in the first quarter of 2010.

====================================================================================================================================

Operating Expenses
Research and development: Research and development expense of $1.0 million, increased $0.1 million or approximately 6% when compared with the first quarter of 2009 primarily due to an increase in employee-related costs associated with higher employment levels in both our ADW and Totalizator segments.
Sales and marketing: Sales and marketing expense of $1.6 million in the first quarter of 2010 increased $0.2 million, or approximately 16%, compared to the first quarter of 2009. This increase was primarily in the Youbet Express business and resulted from an increase of $0.1 million in employee-related costs of sales and marketing personnel and $0.1 million in costs relating to management’s priority to develop and target marketing efforts to specific initiatives including online customer acquisition, conversion and retention.
General and administrative: General and administrative expense of $5.1 million in the first quarter of 2010 increased $1.0 million or approximately 23%, when compared to the first quarter of 2009 and represented 20% of total revenue for the first quarter of 2010 versus 15% of total revenue in the first quarter of 2009. The increase is primarily due to increased legal fees of $1.0 million primarily associated with the proposed merger of the company with Churchill Downs and an increase of $0.1 million in employee-related costs, which were partially offset by a $0.1 million reduction in recruiting and outside labor costs.
Depreciation and amortization: Depreciation and amortization in the first quarter of 2010 decreased $0.1 million when compared to the first quarter of 2009, primarily due to the continued aging of totalizator assets and reduced capital investment in our totalizator segment.
Interest expense: Interest expense of $0.1 million in the first quarter of 2009, decreased $0.1 million compared to $0.2 million in the first quarter of 2009. This decrease is primarily due to lower debt levels.
Other income: Other income of $0.1 million in the first quarter of 2010 was flat when compared to the three months ended March 31, 2009 and relates to the recovery by United Tote of pre-acquisition receivables previously written off to expense.
Income Taxes: For the three months ended March 31, 2010, we had an income tax benefit of $0.4 million compared to income tax provision of $0.1 million for the comparable period in 2009. The income tax benefit is attributable to the pre-tax operating loss sustained in the period and the use of estimated annual statutory rates, adjusted for several permanent book/tax differences such as amortization of intangibles and stock-based compensation.

Liquidity and capital resources
As of March 31, 2010, the Company had net working capital of $8.2 million, compared to working capital of $7.1 million at December 31, 2009, a $1.1 million improvement. During the first three months of 2010, the Company funded operations primarily with net cash provided by operating activities. Principal ongoing cash requirements consist of payroll and benefits, business insurance, real estate and equipment leases, legal fees, data center operations, telecommunications and debt service.
As of March 31, 2010, we had $12.1 million in cash and cash equivalents, $4.8 million in restricted cash and $2.7 million in debt.
The following table presents a summary of the net increase in cash and cash equivalents in the periods presented:

	For the Three Month Period
	Ended March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities, from continuing operations	$1,094	$2,468
Net cash used in investing operations	(419)	(626)
Net cash used in financing activities	(4,521)	(1,489)
Net cash provided by discontinued operations	0	788
Foreign currency translation adjustments	23	(5)

Net increase (decrease) in cash and equivalents	$(3,823)	$1,136

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2010 of $1.1 million decreased by $1.4 million from the $2.5 million provided by operating activities in the same 2009 period, primarily due to an unfavorable $1.3 million reduction in net income for the first three months of 2010 when compared to 2009 attributable to the items mentioned previously and the payment of various current liabilities which were accrued for in 2009.
Investing Activities
Net cash used in investing activities for the first three months of 2010 was $0.4 million, compared to net cash used in investing activities of $0.6 million for the same period of 2009. The $0.2 million decrease is attributable to decreased capital spending in the first quarter of 2010. Capital spending in the first quarter 2010 in our ADW and totalizator segments was $0.3 million and $0.1 million, respectively. We continue to invest in the development of our network infrastructure and to support continued technology upgrades as necessary.
Financing Activities
Net cash used in financing activities in the first three months of 2010 of $4.5 million increased $3.0 million when compared to that used in the same period in 2009, due to higher loan repayments in 2010 in accordance with the terms of the related debt, with no additional borrowings.

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
Nevertheless management presently believes that our current resources and borrowing capacity, as well as on-going efforts to contain costs and operate efficiently, and revenues at Youbet Express will generate sufficient cash flow to adequately support our operations. We believe that our cash flow from operations and our unrestricted cash and cash equivalents are sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. However, we may from time to time seek additional capital to fund our operations, and to reduce our liabilities in response to changes in the business environment. To raise capital, we may seek to sell additional equity securities, issue debt or convertible securities or seek to obtain credit facilities through financial institutions or other resources. We have an effective shelf registration statement under which we may from time to time issue shares of preferred stock, shares of common stock, warrants, stock purchase contracts, stock purchase units, and stock purchase rights for an original maximum aggregate offering amount of approximately $30 million. Unless otherwise described in future prospectus supplements, we intend to use the net proceeds from the sale of securities registered under this universal shelf registration statement for general corporate purposes, which may include additions to working capital, the repayment or redemption of existing indebtedness and the financing of capital expenditures and future acquisitions. The sale of additional equity or convertible securities would result in additional dilution to our stockholders.
Item 3. Quantitative and qualitative disclosures about market risk
We do not undertake any specific actions to diminish our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments. We believe there has been no material change in our exposure to market risk from that discussed in our annual report on Form 10-K and related 10-K/As for the year ended December 31, 2009, as amended.
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
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Part II. Other information
Item 1. Legal proceedings
Refer to Note 5: “Contingencies” in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk factors
We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our common stock.
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. (Removed and Reserved)
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

YOUBET.COM, INC.

May 7, 2010	By:	/s/ David Goldberg
David Goldberg
President and Chief Executive Officer

May 7, 2010	By:	/s/ Susan Bracey
Susan Bracey
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.